Form 10KSB
period 2004-12-31
Valley Commerce Bancorp
filed 2005-03-30
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

      |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Fiscal Year December 31, 2004

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number: 333-118883

                             Valley Commerce Bancorp
                 (Name of Small Business Issuer in its charter)

           California                                     46-1981399
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                200 South Court Street, Visalia, California 93291
                    (Address of principal executive offices)

                                 (559) 622-9000
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $10,078,257
                                                               -----------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $26,739,520, based upon the closing price of the issuer's Common Stock reported for March 22, 2005, on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of March 22, 2005, 2,087,508 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

      Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----

Item 1.  Description of Business                                              4

Item 2.  Description of Property                                             14

Item 3.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

                                     Part II

Item 5.  Market For Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                16

Item 6.  Management's Discussion and Analysis or Plan of Operation           18

Item 7.  Financial Statements                                                36

Item 8.  Change in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            72

Item 8A. Controls and Procedures                                             72

Item 8B  Other Information                                                   72

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant; Compliance
         With Section 16(a) of the Exchange Act                              73

Item 10. Executive Compensation                                              76

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     79

Item 12. Certain Relationships and Related Transactions                      81

Item 13. Exhibits                                                            82

Item 14. Principal Accountant Fees and Services                              82

                                     PART I

                           Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-KSB including, but not limited to, those described in Item 6 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Annual Report on Form 10-KSB the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 - DESCRIPTION OF BUSINESS

General

The Company. Valley Commerce Bancorp (the "Company") was incorporated on February 21, 2002 as a California corporation, for the purpose of becoming the holding company for Bank of Visalia (the "Bank"), a California state chartered bank, through a corporate reorganization. In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board of Governors").

At December 31, 2004, the Company had one banking subsidiary, the Bank. The Company's principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders, will generally be paid from dividends paid to the Company by the Bank.

The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis.

At December 31, 2004, the Company's consolidated total assets totaled $186.0 million. As of March 22, 2005, the Company had a total of 74 employees and 68.5 full time equivalent employees, including the employees of the Bank.

This Annual Report on Form 10-KSB is the first such filing made by the Company. This report as well as future annual, quarterly and other reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission
(SEC) will be accessible on the Company's website, www.bankofvisalia.com, as soon as practicable after the Company files the document with the SEC. These reports are also available through the SEC's website at www.sec.gov.

Recent Events. On March 19, 2003, the Company formed Valley Commerce Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing trust preferred securities. Shortly after its formation, Valley Commerce Trust I issued $3,000,000 of trust preferred securities.

On May 16, 2003, the Bank entered into an agreement to purchase certain assets and liabilities of the Fresno Branch Office of Humboldt Bank. Regulatory approval was subsequently received from the Federal Deposit Insurance Corporation and the California Department of Financial Institutions, and the transaction as consummated on October 10, 2003. On this date, the Bank acquired the branch assets, comprised of banking equipment and office furniture, and assumed the branch liabilities, consisting of customer deposits. All assets and liabilities were acquired at face value (without premium or discount) which approximated fair value.

On September 9, 2004, the Company filed a registration statement with the SEC for the public sale of 650,000 shares of common stock. The primary purpose of the common stock offering was to obtain financing to support the continued growth of the Bank. The SEC declared the registration statement effective on December 23, 2004. The entire offering of 650,000 shares was sold by the Company during the months of December 2004 and January 2005. The net proceeds from the offering totaled $7.6 million. The number of outstanding shares of common stock increased to 2,087,508 at January 31, 2005. The amount of common stock included in Stockholder's Equity increased to $18.3 million at January 31, 2005.

The Bank. The Bank was organized in 1995 and commenced business as a California state chartered bank in 1996. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

The Bank's income is derived primarily from interest received on loans, and, to a lesser extent, fees from the sale or brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Bank's major operating expenses are the interest paid on deposits and borrowings and general operating expenses. The Bank experiences modest seasonal trends in deposit growth and loan originations, but in general, the business of the Bank is not seasonal.

The Bank conducts its business through the main office in Visalia and three branch offices located in Fresno, Woodlake and Tipton, all in California's South San Joaquin Valley. The Visalia office opened in 1996 and is the primary location for the Bank's deposits and loans. The Woodlake and Tipton branch offices were acquired from Bank of America in 1998, primarily for core deposits. The Fresno Branch was acquired in 2003 to allow the Bank to offer the full range of commercial banking services in the Fresno metropolitan area. Management anticipates that over time the Fresno area will become a principal market of the Bank in addition to the Visalia/Tulare County area which is the current principal market.

The Bank intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions. In January 2005, the Bank opened a loan production office in the city of Tulare. New branches and loan production offices provide the Bank with greater opportunity to expand its core deposit base and increase its lending activities. At the Bank's present size, it is unavoidable that the opening of new branches and offices will negatively impact Company earnings in the near term. This is because employee costs and general overhead costs required to open a de novo branch or loan production office are incurred before significant new revenues are generated. The Bank anticipates opening a de novo branch in the city of Tulare in early 2006 and a de novo branch in the city of Fresno later that same year. Future expansion into adjacent counties in the South San Joaquin Valley is a long term strategy of the Bank.

The Bank's target customers are local businesses, professionals and commercial property owners, a niche market that the Bank believes is not well served by larger banks, particularly in the wake of recent merger and acquisition activity. For example, the acquisitions in 2003 of Kaweah National Bank by Citizens Business Bank, and Valley Independent Bank and subsidiaries Bank of Stockdale and Kings River State Bank by Rabobank, are expected to result in new business opportunities for the Bank.

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans. It also originates a small number of consumer and agricultural loans and broker single-family residential loans to other mortgage lenders. The Bank targets small businesses, professionals and commercial property owners in its market area for loans. It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff. The majority of loans bear interest at adjustable rates tied to the Bank of Visalia prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate. At March 22, 2005, Bank of Visalia's prime rate was equivalent to the prevailing national prime rate as published in the Wall Street Journal. The remaining loans in the Bank's portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank's assets or in relation to the overall business of the Bank. However, at December 31, 2004 approximately 65% of the Bank's loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 28% consisted of commercial loans. The Bank believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. Currently, the business activities of the Bank are mainly concentrated in Tulare County, California. Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank's operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of natural disaster or as a result of energy shortages in California.

Bank Deposit Activities. The Bank offers a full range of deposit products and services, including non-interest bearing demand checking, savings, time deposits and certificates of deposit. In addition, the Bank has contracted with a highly regarded investment company to offer cash sweep accounts to customers that desire to invest a portion of their deposit account in mutual funds. As part of the loan underwriting process, borrowers are generally required to maintain deposits with us. The Bank has not used brokers or a money desk to solicit deposits.

The Bank's deposits are a combination of business and consumer accounts. No individual deposit account or group of related deposit accounts is considered material in relation to the Bank's total deposits. The loss of any one account or group of related accounts would not have a material adverse effect on the business of the Bank.

Other Bank Services. The Bank has offered Internet banking services, consisting of inquiry, account status, bill paying, and other features since July 2002. The Bank intends to continue expanding its Internet based banking services to keep abreast of technology and continue to provide superior customer service. The Bank also offers courier services, travelers' checks, safe deposit boxes, banking-by-mail, and other customary bank services. Certain services that the Bank does not offer directly, for example, international banking services, are provided to Bank customers through correspondent banks.

During the Bank's past three fiscal years, there have been no significant changes in the kinds of services rendered, or the methods of distribution of such services. The Bank has not engaged in any material research activities relating to the development of new products or services during this time but has devoted substantial time and resources to improving existing Bank services. In the last twelve months, loan production staff was added to reduce the time between loan application and loan approval. A comprehensive internal technology upgrade was also completed that improved the productivity of virtually all Bank employees. Bank management is continually engaged in the evaluation and development of new products and services to enable the Bank to retain and improve its competitive position. The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

Competition and Growth. The Company's primary market area has been Tulare County. In California generally and in the Company's market area specifically, major banks and large regional banks dominate the commercial banking industry. As of December 31, 2004, there were 18 commercial banks and savings associations with a total of 64 offices in Tulare County. By virtue of their larger capital bases, many of the Company's competitors have substantially greater lending limits than the Bank, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

The Company's principal competitors for deposits and loans are other banks (particularly major banks), savings and loan associations, credit unions, thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as mutual funds, stockbrokerages, credit card companies and even retail establishments have offered new investment vehicles, such as money-market funds, that also compete with banks. The direction of federal legislation in recent years favors competition between different types of financial institutions and encourages new entrants into the financial services market, and Company management anticipates that this trend will continue.

Despite a very competitive banking environment, the Company has grown significantly in the last three years. Total assets grew from $102.2 million at December 31, 2001, to $186.0 million at December 31, 2004, an increase of 82%. Growth in the regional economy and the Company's success in marketing to its target customers are primarily responsible for this growth.

The Company's growth over the last three years is detailed further in the following table:

                                               December 31,
                                               ------------
      (dollars in 000's)           2001       2002       2003       2004
                                 --------   --------   --------   --------
      Total assets               $102,203   $120,365   $139,611   $186,007
      Loans, net                   75,373     76,988    101,177    114,834
      Deposits                     91,464    107,759    119,668    156,424
      Shareholders' equity          8,892      9,937     11,020     16,333

At June 30, 2004 (date of latest available statistics from FDIC), the Bank's main office in Visalia was one of the 25 banking offices in the city of Visalia. On that date, the Visalia office held $95.0 million or 6.8% of the total $1.4 billion in deposits at FDIC-insured institutions in Visalia. The Company's market share of FDIC-insured deposits in Tulare County was approximately 4.4% of the total $2.8 billion in deposits as of June 30, 2004. The Company believes that it can gain additional market share in its principal market of Tulare County while it develops a core customer base in the metropolitan Fresno area.

Selected Financial Data. The following table presents a five year summary of selected financial information which should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 7, Financial Statements, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 6. The financial information contained in the table is unaudited. The results of operations for 2004 are not necessarily indicative of the results of operations that may be expected for future years.

                                                         As of and for the year ended December 31,
          (in thousands except             ----------------------------------------------------------------------
        share and per share data)             2000           2001           2002           2003           2004
                                           ----------     ----------     ----------     ----------     ----------
Statement of Income
Interest income                            $    6,835     $    6,528     $    6,404     $    7,188     $    8,737
Interest expense                                2,212          2,217          1,454          1,426          1,622
Net interest income                             4,623          4,311          4,950          5,762          7,115
Provision for loan losses                         200            215            405            315            138
Net interest income after provision for
   loan losses                                  4,423          4,096          4,545          5,447          6,977
Non-interest income                               592            704          1,065          1,055          1,341
Non-interest expense                            3,437          3,546          4,079          4,648          5,662
Income before income taxes                      1,578          1,254          1,531          1,854          2,656
Income taxes                                      650            504            600            705          1,027
Net income                                        928            750            931          1,149          1,629

Per Share Data:
Basic earnings per share                   $     0.66     $     0.53     $     0.66     $     0.81     $     1.13
Diluted earnings per share                 $     0.65     $     0.52     $     0.64     $     0.77     $     1.06
Book value - end of period                 $     5.72     $     6.27     $     7.01     $     7.66     $     9.13
Average shares outstanding-basic            1,413,201      1,418,562      1,418,074      1,421,710      1,440,383
Average shares outstanding-diluted          1,424,759      1,442,637      1,452,573      1,483,954      1,538,054
Shares outstanding - end of period          1,167,293      1,225,407      1,286,235      1,369,369      1,788,258

Statement of Condition
Available-for-sale
   investment securities                   $   17,516     $   11,538     $   25,976     $   21,888     $   38,099
Total loans, net                               56,366         75,373         76,988        101,177        114,834
Allowance for loan losses                         908          1,051          1,102          1,393          1,401
Total assets                                   92,715        102,203        120,365        139,611        186,007
Total deposits                                 82,001         91,464        107,759        119,668        156,424
Total shareholders' equity                      8,111          8,892          9,937         11,020         16,333

Selected Performance Ratios:
Return on average assets                         1.12%          0.81%          0.85%          0.89%          1.04%
Return on average equity                        12.52%          8.72%          9.85%         11.01%         13.84%
Net interest margin (1)                          6.09%          5.02%          5.03%          4.85%          5.00%
Average net loans as a percentage
   of average deposits                           76.1%          79.6%          81.9%          81.4%          80.2%
Efficiency ratio                                 64.7%          69.5%          66.8%          67.4%          66.2%

                                         As of and for the year ended December 31,
      (in thousands except        -------------------------------------------------------
   share and per share data)        2000        2001        2002        2003        2004
                                  -------     -------     -------     -------     -------
Selected Asset Quality Ratios:
Nonperforming assets to
   total assets                       0.0%        2.2%        1.0%        0.7%       0.04%
Nonperforming loans to
   total loans                        0.0%        3.0%        1.5%        1.0%        0.1%
Net loan charge-offs to
   average loans                      0.1%        0.1%        0.5%        0.0%        0.1%
Allowance for loan losses
   to total loans                     1.6%        1.4%        1.4%        1.4%        1.2%
Allowance for loan losses
   to nonperforming loans             n/a        45.7%       92.8%     138.15%     1729.6%

Capital Ratios:
     Bank
     ----
Leverage                              8.8%        8.7%        8.0%        9.8%        8.4%
Tier 1 Risk-Based                    12.4%       10.9%       10.8%       12.7%       11.4%
Total Risk-Based                     13.7%       12.2%       12.1%       14.0%       12.5%
    Consolidated (2)
    ------------
Leverage                              n/a         n/a         8.0%       10.0%       10.8%
Tier 1 Risk-Based                     n/a         n/a        10.8%       13.0%       14.7%
Total Risk-Based                      n/a         n/a        12.1%       14.2%       15.8%

Notes:  (1) does not reflect tax equivalent yields

        (2) not applicable; bank holding company formed during 2002

Regulation and Supervision

There has been no material effect upon the Company's capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation. The Company became subject to many of the requirements of the Sarbanes-Oxley Act discussed below at the commencement of the common stock offering described in Recent Events. The Company anticipates that complying with these requirements will require substantial additional costs in future years.

Regulatory Environment. The banking and financial services industry is extensively regulated. Statutes, regulations and policies affecting the industry are frequently under review by Congress and state legislatures, and by the federal and state agencies charged with supervisory and examination authority over banking institutions. Changes in the regulation of the banking and financial services industry may create opportunities for the Company to compete in financial markets with less regulation. However, these changes also may create new competitors. Changes in the statutes, regulations, or policies that impact the Company cannot necessarily be predicted and may have a material effect on its business and earnings. In addition, the operations of bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board, which influence the over-all level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The credit and monetary policies of the Federal Reserve Board have a significant effect on the Company.

Set forth below is a summary of some significant statutes, regulations and policies that apply to the operation of banking institutions. This summary is qualified in its entirety by reference to the full text of such statutes, regulations and policies.

Holding Company Regulation. Valley Commerce Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring ownership or control of more than 5% of the voting stock of any bank. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each of their subsidiary banks and to commit resources to support each subsidiary. The Federal Reserve Board has issued regulations that describe the activities in which a bank holding company can and cannot engage. In general, bank holding companies can engage in the business of banking or managing or controlling banks or furnishing services to or performing services for their subsidiary banks.

A holding company for a bank and any subsidiary which it may acquire or organize are deemed to be affiliates of the bank and are therefore subject to the Federal Reserve Act. This means, for example, that there are limitations on loans by the bank to affiliates, on investments by the bank in any affiliate's stock and on the bank's taking any affiliate's stock as collateral for loans to any borrower. Also, transactions by the bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

Sections 23A and 23B of the Federal Reserve Act limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. Federal Reserve Board Regulation W comprehensively implements sections 23A and 23B of the Federal Reserve Act. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

The Company is also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, generally a bank may not extend credit on the condition that the customer obtain some additional service from the bank or its parent company, or refrain from obtaining such service from a competitor.

Bank Regulation. Federal law mandates frequent examinations of all banks, with the costs of examinations assessed against the bank. Bank of Visalia's primary federal regulator is the FDIC. As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California Commissioner of Financial Institutions and the FDIC, and must comply with certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports, activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination by these agencies is generally intended to protect depositors and is not intended for the protection of shareholders.

Capital Adequacy Requirements. Valley Commerce Bancorp is subject to the capital adequacy regulations of the Federal Reserve Board and Bank of Visalia is subject to the capital adequacy regulations of the Federal Deposit Insurance Corporation. The regulations incorporate both risk-based and leverage capital requirements and define capital in terms of "core capital elements," or Tier 1 capital, and "supplemental capital elements," or Tier 2 capital. The Company's capital requirements and actual ratios are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, which is included as Item 6..

Prompt Corrective Action Provisions. Federal law requires the federal banking agencies to take prompt corrective action to resolve the problems of insured financial institutions, including institutions that fall below prescribed minimum capital ratios. Regulations of the federal banking agencies define five capital categories: well capitalized (total risk-based capital ratio of 10%; tier 1 risk-based capital ratio of 6%; and leverage ratio of 5%); adequately capitalized (total risk-based capital l ratio of 8%; tier 1 risk-based capital ratio of 4%; and leverage ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); undercapitalized (total risk-based capital ratio of less than 8%; tier 1 risk-based capital ratio of less than 4%; or leverage ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); significantly undercapitalized (total risk-based capital ratio of less than 6%; tier 1 risk-based capital ratio of less than 3%; or leverage ratio less than 3%); and critically undercapitalized (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if regulators find to be in an unsafe or unsound condition, but a bank may not be treated as critically undercapitalized unless its actual capital ratio warrants such treatment. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to actions by federal regulators for unsafe or unsound practices or for violation of any law, rule, regulation or condition imposed in writing by the agency or included in any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards. The federal banking agencies have also adopted guidelines establishing safety and soundness standards for insured depository institutions. These guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan or, if an acceptable compliance plan is not submitted, institute enforcement proceedings.

Premiums for Deposit Insurance. FDIC regulations implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, institutions such as Bank of Visalia which are insured by the Bank Insurance Fund are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations: financially sound with only a few minor weaknesses (Group A); demonstrates weaknesses that could result in significant deterioration (Group B); or poses a substantial probability of loss (Group C).

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, and to take into account a financial institution's record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In its assessment of Community Reinvestment Act performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance. The Bank has a "satisfactory" rating.

Other Consumer Protection Laws and Regulations. In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While this list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the bank to various penalties, including enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights.

The Americans with Disabilities Act, in conjunction with similar California legislation, requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The Americans with Disabilities Act has two major objectives: (1) to prevent discrimination against disabled job applicants, job candidates and employees, and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities such as Bank of Visalia must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization, although states were given the ability to prohibit interstate mergers with banks in their own state. Adequately capitalized and managed bank holding companies are permitted to acquire banks located in any state, subject to certain exceptions. Also, a bank may establish and operate de novo branches in any state in which that bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state. California does not permit out-of-state banks to acquire existing branches or establish de novo branches in California; an out-of-state bank that wishes to enter California must acquire an existing bank or establish a new one.

Financial Modernization Act. The Financial Modernization Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, it contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. The Financial Modernization Act also broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries and provides an enhanced framework for protecting the privacy of consumer information.

In order for the Company to take advantage of the ability to affiliate with other financial services providers, it must become a "financial holding company" as permitted under an amendment to the Bank Holding Company Act affected by the Financial Modernization Act. The Company currently meets the requirements to make an election to become a financial holding company but it has not determined to become financial holding company.

Pursuant to the Financial Modernization Act, the federal banking agencies have released joint rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The rules, which establish privacy standards to be followed by state banks such as the Bank, require a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties by "opting out" of that disclosure.

The Company does not believe that the Financial Modernization Act will have a material adverse effect on its operations in the near-term period. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client require preapproval by the company's audit committee. In addition, Sarbanes-Oxley made changes to the requirements for accounting firm partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate the certification requirement. In addition, under Sarbanes-Oxley, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or to the board itself.

Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. In most cases directors and executive officers must provide information regarding changes in ownership in a company's securities within two business days of the change. Sarbanes-Oxley increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company's public accounting firm. Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as defined by the SEC) and if not, why not. Sarbanes-Oxley also requires the public accounting firm that issues a company's audit report to attest to and report on management's assessment of the company's internal controls. For the Company, this component of the legislation will become effective with the audit of the 2006 consolidated financial statements.

USA PATRIOT Act. The terrorist attacks in September 2001 impacted the financial services industry and led to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Part of the USA PATRIOT Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA"). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. Additional regulations implement minimum standards to verify customer identity, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of "concentration accounts," and require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

Other Pending and Proposed Legislation. Other legislative and regulatory initiatives which could affect the Company and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. The Company cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which it might affect the Company's business.

ITEM 2 - DESCRIPTION OF PROPERTY

The following table summarizes certain information about the Company's main office and branch offices:

                                                 Approximate
         Office location          Year opened   square footage   Owned or leased
         ---------------          -----------   --------------   ---------------

Main office                           1996           8,700           Leased
200 South Court Street
Visalia, California

Administrative office                 2003           2,265           Leased
100 Willow Plaza, Suite 101
Visalia, California

Fresno branch                         2003           3,216           Leased
1377 West Shaw Avenue, Suite 101
Fresno, California

Woodlake branch                       1998           5,000            Owned
232 North Valencia
Woodlake, California

Tipton branch                         1998           5,610            Owned
174 South Burnett
Tipton, California

The main office premises are leased under a noncancelable operating lease with a nonaffiliated third party expiring 2009 with the option to extend the lease for two additional five-year terms. The primary operating area consists of approximately 8,700 square feet of space comprising the entire usable space in a single-story building. The lease arrangement for the primary operating area is a "triple net lease" with monthly rent of $11,130 in 2004, and $11,200 starting December 2004 until the term expires on November 30, 2009. In the event the renewal option is exercised, the annual rent to be paid will be equivalent to 10% of the fair market value of the leased premises.

In close proximity to the main office is the administrative office housing credit and finance personnel. These premises are leased under a noncancelable operating lease for three years with the option to extend the lease for two additional years. The primary operating area consists of an office suite of approximately 2,265 square feet in a four-story building. The lease arrangement for the primary operating area is a "triple net lease" with monthly rent of $3,171 in 2004, and $3,284 starting February 2005 until the term expires on January 31, 2006. In the event the renewal option is exercised, the annual rent to be paid will increase by approximately 3.5% in each of the extension years.

The Fresno branch is leased under a noncancelable operating lease with a nonaffiliated third party for five years with no option to extend. The primary operating area consists of approximately 3,216 square feet of space comprising the entire usable space in a single-story building. The lease arrangement for the primary operating area is a "triple net lease" expiring October 31, 2007. The current monthly rent under the lease is $4,969, increasing to $5,118, $5,271 and $5,429 for the third through fifth years.

At December 31, 2004, the total net book value of the Company's land, buildings, leasehold improvements and equipment was approximately $1,034,000. Each of the Company's facilities is considered to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Management is not aware of any legal proceedings or claims that it believes could harm the Company's business or cause its revenues or stock price to fall.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this annual report. The 2005 Annual Meeting of Shareholders will be held at 6:00 p.m., local time, on April 26, 2005, at the Visalia Convention Center located at 303 E. Acequia Street, Visalia, California, 93291.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company's common stock is traded on the OTC Bulletin Board under the symbol "VCBP.OB." Historically, there has been a limited over-the-counter market for the Company's common stock. Despite certain actions taken by the Company in 2004, including a three-for-two stock split, and a common stock offering which resulted in the issuance of 650,000 new shares, it is unlikely that an active trading market will develop or be sustained for the common stock. Wedbush Morgan Securities Inc. and Hoefer & Arnett Incorporated have acted as market makers for the Company's common stock. These market makers have no obligation to make a market for the Company's common stock, and they may discontinue making a market at any time.

The information in the following table indicates the high and low "bid" quotations for the Company's common stock for each quarterly period since January 1, 2003, and is based upon information provided by market makers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. In addition, the quotations have been adjusted for 5% stock dividends paid in May 2003 and May 2004, and for a three-for-two stock split issued in September 2004.

                                                  High and low bid quotations
                                                  ---------------------------
                                                     High             Low
                                                     ----             ---
      2004
      Fourth quarter                                $16.50          $12.75
      Third quarter                                  16.00           12.33
      Second quarter                                 13.37           12.00
      First quarter                                  12.70           10.79

      2003
      Fourth quarter                                $13.33          $10.79
      Third quarter                                  10.92            9.84
      Second quarter                                 10.79            9.07
      First quarter                                   9.07            7.60

As of March 4, 2005, there were 347 record holders of the Company's common stock and approximately 531 beneficial holders.

In 1997, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. During 2004, no stock options were exercised.

Dividend Policy. The Company has not paid any cash dividends on common stock since its inception in 1996. The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends on capital stock in the foreseeable future.

Holders of the Company's common stock will be entitled to receive such cash dividends as may be declared by the board of directors out of funds legally available for that purpose. The Company is subject to certain restrictions on dividends under the California General Corporation Law. Generally, California law permits the Company to pay dividends not exceeding its retained earnings. In the alternative, the Company may pay a greater amount as dividends if its tangible assets after the dividends would be at least 125% of its liabilities (other than certain deferred items) and certain financial ratio tests are met. However, a bank holding company ordinarily cannot meet these alternative requirements. In addition, the Company has agreed not to pay cash dividends if it is in default or deferring interest payments on trust preferred securities.

The Company's ability to pay cash dividends will also depend to a large extent upon the amount of cash dividends paid by the Bank to Valley Commerce Bancorp. The ability of the Bank to pay cash dividends will depend upon its earnings and financial condition. Under California law, a California-chartered bank may pay dividends not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (less any previous dividends; provided, with the prior regulatory approval, a bank may pay dividends not exceeding the greatest of (a) its retained earnings, (b) its net income for the previous fiscal year or
(c) its net income for the current fiscal year). However, the Bank has no formal dividend policy, and dividends are issued in the sole discretion of the Bank's board of directors. There can be no assurance as to when or whether a dividend will be paid or the amount of any dividend. The Bank currently has a policy of retaining earnings to support the growth of the Bank except as necessary to enable Valley Commerce Bancorp to pay its direct expenses and amounts due under subordinated debentures issued in connection with trust preferred securities.

The Company paid 5% stock dividends in each year from 2000 to 2004 and issued a three-for-two stock split in September 2004.

Registrar and Transfer Agent

Registrar and Transfer Company is the registrar and transfer agent for the Company's common stock. Its address is 10 Commerce Drive, Cranford, New Jersey 07016. Its phone number is (800) 368-5948 and its email address is invrelations@rtco.com.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read together with the selected financial data appearing in Item 1, Description of Business, and the financial statements and notes thereto appearing in Item 7, Financial Statements, included in this Annual Report on Form 10-KSB.

Overview

The Company is the holding company for Bank of Visalia, a California state chartered bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest received on real estate related loans, commercial loans, and consumer loans and to a lesser extent fees from the brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Company's major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations. The Company does not currently conduct any operations other than through the Bank.

The Company's founders opened the Bank in 1996 to serve as a community bank in the city of Visalia, which is the primary metropolitan area of Tulare County, as well as surrounding areas. The Bank operated solely from its branch office in Visalia until 1998 when the Bank purchased two branch offices from Bank of America in the Tulare County towns of Woodlake and Tipton. In October 2003, the Bank acquired the branch facilities and deposits of the Fresno branch of Humboldt Bank. This location was the Bank's first office outside of Tulare County and achieved the Bank's strategic goal of entering the Fresno marketplace. One of the Company's primary strategic objectives is to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company's accounting policies are integral to understanding the financial results reported. The most complex of these accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The allowance for loan losses is the accounting area where management's judgment is most likely to materially impact the Company's financial results. The following is a brief description of current accounting policies involving the allowance for loan losses:

Allowance for Loan Losses. The allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. Management believes the allowance for loan losses is a "critical accounting estimate" because it is based upon management's assessment of various factors affecting the collectibility of loans. The determination of the allowance for loan losses requires management to make significant estimates based on information available as of the balance sheet date. These estimates are subject to change in future reporting periods if such conditions and information change. For example, a decline in the California real estate market could result in an increase in delinquencies or foreclosures, which may require additional allowances for losses in future periods.

The level of the allowance for loan losses is based upon the current status of quantitative and qualitative (judgmental) risk factors. The analysis considers all significant conditions that might affect the ability of borrowers to perform on their obligations. Quantitative and qualitative risk factors that may affect loss recognition in the portfolio include, but are not limited to the following:

            Quantitative factors
            --------------------

            o     Specific allocations for significant classified loans

            o Migration and historical loss experience by type and classification

            o     The review and risk grading of the portfolio

            Qualitative (judgmental) factors
            --------------------------------

            o     Volume and trends in delinquent and non-accrual loans

            o     Volume, severity, and trends in identified problem loans

            o     The value of the underlying collateral

            o     Volume and nature of the existing portfolio

            o     Concentrations of credit

            o National and local economic conditions affecting the loan portfolio

            o     Lending policies and systems

            o     Experience, ability and depth of lending personnel

            o     Off-balance sheet credit risk

The allowance for loan losses is increased through periodic provisions to the allowance for loan losses that are charged against income, and decreased by actual loan charge-offs, net of recoveries. Charge-offs represent losses on the outstanding principal balance and any interest payments previously accrued.

Further information is provided in the "Provision for Loan Losses" and "Allowance for Loan Losses" sections of this discussion and analysis.

Allowance for Loan Losses Related to Undisbursed Loan Commitments. A separate allowance for loan losses related to undisbursed loan commitments is maintained. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan losses methodology to management's estimate of the expected usage of undisbursed commitments and letters of credit.

Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management believes this is a "critical accounting estimate" in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders' equity.

Deferred Income Taxes. Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Management uses an estimate of future earnings to support its position that the benefit of the Company's deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company's net income will be reduced.

Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003

Overview

The Company earned net income of $1.63 million, or $1.06 per diluted share, for the year ended December 31, 2004, compared to $1.15 million, or $0.77 per diluted share, for the year ended December 31, 2003. The return on average assets was 1.04% for 2004 and 0.89% for 2003. The return on average shareholders' equity for 2004 and 2003 was 13.84% and 11.01%, respectively.

The increase in earnings was primarily related to the Company's continued strong growth and to income realized upon sale of other real estate in 2004. These factors were partially offset by costs incurred to expand the Company's infrastructure and branches.

At December 31, 2004, the Company's total assets were $186.0 million, representing an increase of $46.4 million or 33% compared to December 31, 2003. Total loans, net of the allowance for loan losses, were $114.8 million at December 31, 2004, representing an increase of $13.6 million or 13% compared to December 31, 2003. Total deposits were $156.4 million at December 31, 2004, representing an increase of $36.8 million or 31% compared to December 31, 2003.

At December 31, 2004, the Company's leverage ratio was 10.8% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 14.7% and 15.8%, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at December 31, 2003 were 10.0%, 13.0% and 14.2%, respectively.

A detailed presentation of the Company's financial results as of, or for the fiscal year ended December 31, 2004 and 2003 follows.

Net Interest Income

The Company's earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). Net interest income is affected by changes in the interest rates earned on interest earning assets, the interest rates paid on interest bearing liabilities, and the average account balances included in each category. The net interest margin (net interest income expressed as a percentage of average total interest earning assets) provides a measure of the Company's performance in generating net interest income when comparing different time periods.

The interest rates earned on assets and paid on liabilities are affected principally by direct competition, and general economic conditions at the state and national level which result in factors beyond the Company's control such as actions of the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies. Average balances of interest earning assets and interest bearing liabilities are affected principally by direct competition, economic conditions within the Company's area of operations, and the Company's internal management of asset quality, capital and liquidity. The Company's inability to maintain strong asset quality, capital or liquidity may adversely affect (a) its ability to accommodate desirable borrowing customers, thereby impacting growth in quality, higher-yielding earning assets, and (b) its ability to attract comparatively stable, lower-cost deposits.

Total interest income increased from $7.19 million in 2003 to $8.74 million in 2004 due to higher average interest earning assets during 2004, and the recognition of $423,000 of interest income from collection of interest related to loans previously designated as nonaccrual. Average earning assets in 2004 were $24.1 million or 20% greater than in 2003 due to an increase of $17.1 million or 19% in average loans outstanding. The average yield on loans was 7.17% and 6.98% for 2004 and 2003, respectively. Excluding the interest income from the collection of interest related to loans previously designated as nonaccrual, the average yield on average loans outstanding for 2004 was 6.78%, a 20 bps decrease from 6.98% for 2003. The increase in loans was due to the Company's continued marketing efforts which resulted in growth in all segments of the loan portfolio. The decrease in weighted average yield was due to decreases in market interest rates, thus resulting in lower rates being assigned to loans at scheduled renewal or repricing dates and lower yields on newly originated or purchased loans and securities.

Total interest expense increased from $1.43 million in 2003 to $1.62 million in 2004 due in part to an increase of $67,000 or 6% in interest on deposits. Interest expense in 2004 on other borrowings increased $126,000 or 42% during 2004, due to increased borrowings from Federal Home Loan Bank and higher interest payments on subordinated interest debentures related to trust preferred securities.

Net interest income before provision for loan losses increased to $7.11 million for 2004 from $5.76 million for 2003 due to the factors described above. Increased volume of net average earning assets and interest income from nonaccrual loans resulted in an increase in the Company's net interest income of $1.12 million, while the decrease in interest rates increased net interest income by an additional $235,000.

The Company's net interest margin increased 15 bps (from 4.85% to 5.00%) in 2004 compared to 2003. The increase in net interest margin was attributable to interest related to loans previously designated as nonaccrual in 2004, which alone accounted for a 29 bps improvement in the net interest margin. Without this income, the net interest margin for 2004 and 2003 would have been 4.71% and 4.85% respectively, a 14 bps decrease. Excluding interest related to loans previously designated as nonaccrual, the net interest margin trended slightly downward in 2004 because (i) interest rates on assets continued to reprice at lower rates, (ii) the Company's ability to reduce pricing on deposits was somewhat limited by the historically low interest rate environment and (iii) other borrowings, consisting of relatively higher cost Federal Home Loan Bank advances and junior subordinated deferrable interest debentures, constituted a higher percentage of the Company's interest bearing liabilities in the 2004 period. See "Borrowings" and "Junior Subordinated Deferrable Interest Debentures."

The increased significance of non-interest-bearing deposits as a funding source prevented the net interest margin from deteriorating further. Average non-interest bearing deposits totaled $46.3 million, representing 35% of average deposits during 2004, compared to $32.7 million, representing 30% of average deposits, during 2003.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the years indicated:

                                  Average balances and weighted average yields and rates
                                  ------------------------------------------------------

                                                                            Fiscal year ended December 31,
                                                      --------------------------------------------------------------------------
                                                                     2004                                    2003
                                                      ----------------------------------      ----------------------------------
                                                                   Interest      Average                   Interest      Average
                                                       Average      income/       yield/       Average      income/       Yield/
(dollars in thousands)                                 Balance      expense       cost         balance      expense       cost
                                                      --------     --------     --------      --------     --------     --------
ASSETS
Due from banks                                        $     41     $      2         4.88%     $    309     $     11         3.56%
Federal funds sold                                       9,022          136         1.51%        6,693           72         1.08%
Available-for-sale investment securities:
         Taxable                                        23,653          773         3.27%       20,581          738         3.59%
         Non-taxable (1)                                 3,806          133         5.29%        1,979           75         5.74%
                                                      --------     --------     --------      --------     --------     --------
    Total securities (1)                                27,459          906         3.55%       22,560          813         3.77%
Loans (2) (3) (4)                                      107,262        7,693         7.17%       90,153        6,292         6.98%
                                                      --------     --------     --------      --------     --------     --------
      Total interest earning assets (1)                143,784        8,737         6.12%      119,715        7,188         6.04%
Non-interest earning assets, net of allowance for
loan                                                    12,223                                   9,192
                                                      --------                                --------
       Total assets                                   $156,007                                $128,907
                                                      ========                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                   $ 50,167     $    417          .83%     $ 44,213     $    352          .80%
   Time deposits less than $100,000                     18,428          351         1.90%       17,550          378         2.15%
   Time deposits $100,000 or more                       18,229          427         2.34%       15,930          395         2.48%
                                                      --------     --------     --------      --------     --------     --------
    Total interest-bearing deposits                     86,824        1,195         1.38%       77,693        1,125         1.45%
Other borrowings                                         9,499          427         4.50%        6,274          301         4.80%
                                                      --------     --------     --------      --------     --------     --------
      Total interest-bearing liabilities                96,323        1,622         1.68%       83,967        1,426         1.70%
                                                                   --------                                --------
Non-interest bearing deposits                           46,265                                  32,671
Other liabilities                                        1,645                                   1,836
                                                      --------                                --------
    Total liabilities                                  144,233                                 118,474
Shareholders' equity                                    11,774                                  10,433
                                                      --------                                --------
    Total liabilities and shareholders' equity        $156,007                                $128,907
                                                      ========                                ========
Net interest income and margin (1)                                 $  7,115         5.00%                  $  5,762         4.85%
                                                                   ========      ========                  ========     ========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received.

(3) Interest income includes amortized loan fees of $463 and $473 for 2004 and 2003, respectively.

(4) Interest income includes interest from loans previously designated as nonaccrual of $423 and $20 for 2004 and 2003, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

                      Changes in net interest income due to changes in volumes and rates
                      ------------------------------------------------------------------

                                                       2004 vs 2003                           2003 vs 2002
                                           Increase (decrease) due to change in:  Increase (decrease) due to change in:
                                             Average      Average                   Average      Average
                                             Volume        Rate         Total        Volume        Rate        Total
                                             -------      -------      -------      -------      -------      -------
(In thousands)
Increase (decrease) in interest income:
Due from banks                               $    (9)     $     4      $    (5)     $    (5)     $    (3)     $    (8)
Federal funds sold                                25           29           54           14          (34)         (20)
Available-for-sale investments
securities                                       185          (51)         134          398         (236)         162
Loans                                          1,194          171        1,365          809         (159)         650
                                             -------      -------      -------      -------      -------      -------
     Total interest income                     1,395          153        1,548        1,216         (432)         784

(Decrease) increase in interest expense:
Interest-bearing deposits                         47           18           65           62         (157)         (95)
Time certificates less than $100,000              19          (46)         (27)          98         (161)         (63)
Time certificates $100,000 or more                57          (25)          32           (6)         (14)         (20)
Other borrowings                                 155          (29)         126          271         (121)         150
                                             -------      -------      -------      -------      -------      -------
     Total interest expense                      278          (82)         196          425         (453)         (28)
                                             -------      -------      -------      -------      -------      -------
     Increase in net interest income         $ 1,117      $   235      $ 1,352      $   791      $    21      $   812
                                             =======      =======      =======      =======      =======      =======

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. The Company recorded a provision for loan losses of $138,000 in 2004 compared to a provision for loan losses of $315,000 in 2003. The lower amount recorded in 2004 reflected a lesser amount of growth in the loan portfolio during 2004 compared to 2003. Net loan charge-offs totaled $130,000 in 2004. This amount included a loan charge-off of $129,000 recorded in June 2004 on a commercial real estate loan. Net loan recoveries totaled $16,000 in 2003. For further information regarding credit losses and the allowance for loan losses see "Critical Accounting Polices" and "Financial Condition - Allowance for Loan Losses."

Non-Interest Income

Non-interest income for 2004 totaled $1.41 million compared with $1.06 million in 2003. The components of non-interest income during each year were as follows:

                               Non-interest income
                               -------------------

                                                              Years Ended December 31,      Change
                                                              ------------------------      during
(in thousands)                                                   2004          2003          year
                                                                ------        ------        ------
Service charges                                                 $  517        $  496        $   21

Gain on sale of available-for-sale investment securities             7           131          (124)

Gain on other real estate                                          373             0           373

Mortgage loan brokerage fees                                       176           202           (26)

Earnings on cash surrender value of life insurance policies         99            75            24

Other                                                              169           151            18
                                                                ------        ------        ------

     Total non-interest income                                  $1,341        $1,055        $  286
                                                                ======        ======        ======

Despite deposit growth during 2004, income from service charges on deposit accounts increased only slightly from 2003. This was primarily due to higher average balances maintained by business and professional customers which mitigated growth in service charges. This was offset by increased nonsufficient funds charges due to an increased number of consumer accounts.

During 2004, the Company brokered fewer residential mortgage loans and therefore earned less loan brokerage fees. This was due to a slowdown in refinance activity that was experienced throughout the mortgage industry. Greater refinance activity occurred in 2003 when mortgage interest rates initially decreased to historically low levels.

The gains on sale of available-for-sale investment securities decreased during 2004. This was due to the sale of certain securities in 2003. The Company has no established program of selling securities other than as a source of liquidity or to achieve interest rate risk management goals. From time to time, management evaluates the portfolio of investment securities and may initiate sales of selected securities. Sales of securities can produce either gains or losses depending upon the prevailing interest rate environment.

In the second quarter of 2004, the Company acquired other real estate upon foreclosure of the related loan collateral. The property was sold in the third quarter of 2004 resulting in the collection of $423,000 of interest income related to the loan previously designated as nonaccrual. In addition, a gain on the sale of the other real estate was realized in the amount of $373,000.

Non-Interest Expense

Total non-interest expense was $5.66 million in 2004, up $1.01 million or 22%, from the $4.65 million in non-interest expense in 2003. The ratio of non-interest expense to net operating revenue (efficiency ratio) was 66.2% and 67.4% for 2004 and 2003, respectively. This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources. The improvement in efficiency resulted primarily from the interest income and gain resulting from the sale of other real estate in 2004. Without this nonrecurring income, the efficiency ratio would have been 69.7% in 2004 due to expansion of the Company's infrastructure and operations in 2004 in anticipation of future loan and deposit growth.

The following table presents the major components of non-interest expense for the years indicated.

                              Non-interest expense
                              --------------------

                                        Years Ended December 31,
                                        ------------------------
                                                                       Change
(in thousands)                             2004          2003       during Year
                                          -------       -------     -----------
Salaries and employee benefits            $ 3,130       $ 2,419       $   711

Occupancy and equipment                       656           550           106

Data processing                               408           418           (10)

Operations                                    367           309            58

Professional and legal                        216           200            16

Advertising and business development          200           128            72

Telephone and postal                          131           121            10

Supplies                                      137           111            26

Assessment and insurance                      131           100            31

Amortization expense                           63            63             0

Other expenses                                223           229            (6)
                                          -------       -------       -------

     Total non-interest expense           $ 5,662       $ 4,648       $ 1,014
                                          =======       =======       =======

The increase in non-interest expense resulted from growth, including the addition of the Fresno branch in the fourth quarter of 2003. Of the $1.01 million increase in non-interest expense, $239,000 represented the employee, occupancy and other non-interest costs of the Fresno branch, in excess of the comparable costs incurred in 2003. The remainder of the variance is attributable to increased employee costs, advertising and business development expenses, and other expenses associated with the Company's growth.

Additional increases in employee costs were to enhance loan production capability and for normal salary adjustments. Operations costs increased due to significantly higher costs in the areas of correspondent bank charges and courier/armored car charges. These reflected the Company's growth as well as changing vendor cost structures. The other expenses category decreased in 2004 due to the absence of an operations-related loss that occurred in 2003.

Provision for Income Taxes

The provision for income taxes for 2004 was $1,027,000 compared to $705,000 in 2003. The effective tax rates for these years were 38.7%, and 38.0%, respectively.

Financial Condition

Investment Securities

The Company purchases investment securities primarily to maintain adequate liquidity. The portfolio consists of obligations of U.S. Government agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities.

All existing investment securities are classified as available-for-sale securities rather than as held-to-maturity securities. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders' equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

                  Market value of securities available for sale
                  ---------------------------------------------

                                                December 31, 2004
                                   ---------------------------------------------
(in thousands)                     Amortized   Unrealized  Unrealized     Fair
                                     Cost         Gain        Loss        Value
                                    -------     -------     -------      -------
U.S. government  agencies           $20,988     $     5     $  (118)     $20,875
Mortgage-backed securities            8,790          12         (48)       8,754
Municipal securities                  4,382          66         (31)       4,417
Corporate debt securities             4,067           4         (18)       4,053
                                    -------     -------     -------      -------
    Total                           $38,227     $    87     $  (215)     $38,099
                                    =======     =======     =======      =======

                                                December 31, 2003
                                   ---------------------------------------------
(in thousands)                     Amortized   Unrealized  Unrealized     Fair
                                     Cost         Gain        Loss        Value
                                    -------     -------     -------      -------
U.S. government  agencies           $ 9,614     $    18     $   (63)     $ 9,269
Mortgage-backed securities            9,423          12         (62)       9,373
Municipal securities                  1,741          63          (2)       1,802
Corporate debt securities             1,140           4          --        1,444
                                    -------     -------     -------      -------
    Total                           $21,918     $    97     $  (127)     $21,888
                                    =======     =======     =======      =======

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2004. Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

                                                         Maturities of securities available for sale
                              ------------------------------------------------------------------------------------------------
                                                     After one           After five
                                    Within           but within          but within             After
                                   one year          five years           ten years           ten years             Total
                                   --------          ----------           ---------           ---------             -----
(dollars in thousands)         Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                               ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
U.S. government agencies      $ 3,487    1.93%    $14,896    3.62%    $ 1,983    4.91%    $   509    6.74%    $20,875    3.37%

Mortgage-backed securities         --      --       1,621    3.80%      4,081    3.80%      3,052    4.50%      8,754    4.04%

Municipal securities (1)          514    2.72%        539    4.82%      1,836    6.06%      1,528    6.19%      4,417    5.60%

Corporate debt securities          --      --       4,053    3.53%         --      --          --      --       4,053    3.53%
                              -------             -------             -------             -------             -------

          Total               $ 4,001    2.03%    $21,109    3.65%    $ 7,900    4.60%    $ 5,089    5.23%    $38,099    3.80%
                              =======             =======             =======             =======             =======

(1)   Yields shown are not computed on a tax equivalent basis.

Loan Portfolio

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The loan portfolio mix consists primarily of commercial and real estate loans. Consumer and other types of loans are offered to meet the broader needs of business customers and the community in general.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands           December 31, 2004         December 31, 2003
                              ---------------------     ---------------------

Commercial                     $34,389           29%     $27,900           27%
Real estate - mortgage (1)      60,688           52       55,406           54
Real estate - construction      14,694           13       10,925           11
Agricultural                     4,535            4        4,885            5
Consumer and other               2,388            2        3,786            3
                              --------      -------     --------      -------
    Subtotal                   116,694          100%     102,902          100%
                                            =======                   =======
Deferred loan fees, net           (459)                     (332)
Allowance for loan losses       (1,401)                   (1,393)
                              --------                  --------
    Total loans, net          $114,834                  $101,177
                              ========                  ========

(1)   Consists primarily of commercial mortgage loans.

Loans outstanding at December 31, 2004 increased by $13.7 million or 13% compared to December 31, 2003. This is indicative of significant economic growth in the Company's lending territory and its strong marketing efforts.

The primary focus of the lending division is commercial loans, including commercial mortgage loans. The strongest growth has been in these segments of the portfolio, which is indicative of the rapidly growing commercial economy in the Company's lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but the Company lends in the agricultural sector on a very selective basis due to the volatility of that market and other factors. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company. With each new loan account, the Company strives to attain a related deposit account.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2004. The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates. Floating rates generally fluctuate with changes in the prime rate. A majority of the Company's floating rate loans have rate floors.

                                Maturity of loans
                                -----------------

                                                After one
                                     Within     but within     After
(in thousands)                      one year    five years   five years      Total
                                    --------    ----------   ----------    --------
Commercial                          $ 14,977     $  9,153     $ 10,259     $ 34,389
Real estate - mortgage (1)             1,804       10,943       47,941       60,688
Real estate - construction             7,893        6,801            0       14,694
Agriculture                            3,535          900          100        4,535
Consumer and other                     1,216          993          179        2,388
                                    --------     --------     --------     --------
    Total                           $ 29,425     $ 28,790     $ 58,479     $116,694
                                    ========     ========     ========     ========

Loans with fixed interest rates     $  1,548     $  6,182     $ 23,884     $ 31,614
Loans with floating interest
rates                                 27,877       22,608       34,595       85,080
                                    --------     --------     --------     --------
    Total                           $ 29,425     $ 28,790     $ 58,479     $116,694
                                    ========     ========     ========     ========

(1)   Consists primarily of commercial mortgage loans.

Credit Risk. The Company manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, an outside loan review consultant periodically examines new loans and reviews the existing loan portfolio. The Company's ability to identify and assess the risk characteristics of the loan portfolio is critical for continued profitability and growth. Management strives to maintain the Company's historically low level of loan losses by placing continuing emphasis on credit quality in the loan approval process, and through active monitoring of the portfolio. The Company has a comprehensive loan review and grading system that continually assesses the credit risk inherent in the loan portfolio. The Company's credit administration personnel closely evaluate the primary and secondary sources of repayment of all credits granted with strong emphasis on cash flows.

The credit quality of the loan portfolio may be influenced by local and national economic trends and business cycles. Management closely monitors these trends and makes timely adjustments to lending policies and underwriting standards to mitigate losses in an economic downturn; however, no assurance can be given that losses will not occur should adverse economic circumstances materialize.

Nonperforming Assets. The following table presents nonaccrual loans, loans past due 90 days and still accruing interest, restructured loans, and other real estate owned, as of the dates indicated:

                              Nonperforming assets
                              --------------------

                                                                December 31,
                                                            -------------------
(dollars in thousands)                                       2004         2003
                                                            ------       ------
Nonaccrual loans                                            $   81       $1,038
Loans 90 days or more past due and still accruing                0            0
Restructured loans                                               0            0
Other real estate owned                                          0            0
                                                            ------       ------
Total nonperforming assets                                  $   81       $1,038
                                                            ======       ======
Nonperforming assets to total loans                            0.1%         1.0%
                                                            ======       ======

Nonaccrual loans are comprised primarily of commercial mortgage loans. The single largest nonaccrual loan outstanding at December 31, 2003 had been in nonaccrual status since 2001. The underlying collateral for this nonaccrual loan was foreclosed in June 2004 and the related loan collateral was sold in September 2004. A $129,000 charge-off was taken on this loan as described below in Allowance for Loan Losses. Proceeds from the sale resulted in the full recovery of foregone interest and expenses the Company incurred on the related loan since it was placed on nonaccrual status.

Generally, loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). From the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed from interest income. Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid, and certain other factors are satisfied.

Classification of a loan as nonaccrual does not necessarily indicate that collection of principal and interest will be uncollectible in whole or in part.

Impaired Loans. A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2004, and December 31, 2003. The recorded investment in loans that were considered to be impaired totaled $81,000 and $1.04 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2004, management determined that no specific allowance for impaired loans was necessary. The related specific allowance for loan losses for impaired loans was $177,000 at December 31, 2003. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was $762,000 and $1.20 million, respectively.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio that is based on management's regular assessments of the probable estimated losses inherent in the loan portfolio. Determining the adequacy of the allowance is a matter of careful judgment, which reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The Company's methodology for measuring the appropriate level of the allowance for loan losses relies on several key elements, which include the formula allowance and specific allowances for identified problem loans.

The allowance for loan losses totaled $1.40 million or 1.20% of total loans at December 31, 2004 compared to $1.39 million or 1.36% at December 31, 2003 and $1.06 million or 1.36% at December 31, 2002. The decrease in the allowance for loan losses percentage at December 31, 2004 reflected a $129,000 loan charge-off recorded in June 2004 upon foreclosure of the collateral securing a large nonaccrual loan. This charge-off had been anticipated and was reflected in the portion of the allowance that was allocated to the specific loan as discussed above in "Impaired Loans." After the charge-off was recorded the allowance for loan losses decreased and management determined that the reduced level of Allowance for Loan Losses was sufficient to reflect the estimated loan losses in the loan portfolio.

Management's periodic assessment of the allowance for loan losses considers information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs. Based on this assessment, management believes that the loan loss provision and allowance for loan losses was adequate at December 31, 2004. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                      Changes in allowance for loan losses
                      ------------------------------------

                                                      Year ended December 31,
                                                     -------------------------
(dollars in thousands)                                  2004            2003
                                                     ---------       ---------

Balance, beginning                                   $   1,393       $   1,062
Provision for  loan losses                                 138             315
Charge-offs                                               (148)            (17)
Recoveries                                                  18              33
                                                     ---------       ---------
Balance, ending                                      $   1,401       $   1,393
                                                     =========       =========

Net charge-offs to average loans outstanding              0.12%          (0.02)%
Average loans outstanding                            $ 107,262       $  90,153
Ending allowance to total loans outstanding               1.20%           1.36%

Charge-offs and recoveries for the periods presented pertained primarily to commercial loans and to a lesser extent, consumer loans. The allocation of the allowance for loan losses ("ALL") by loan category and the percentage of loans to total loans is presented in the following table:

                       Allocation of allowance for loan losses
                       ---------------------------------------

                                              Year ended December 31,
                                              -----------------------
(dollars in thousands)                       2004                   2003
                                             ----                   ----
                                      ALL by   % of loans    ALL by   % of loans
                                     category   to total    category   to total
                                     --------  ----------   --------  ----------
Commercial                            $  411         28%     $  376         27%
Real estate - mortgage                   729         52         752         54
Real estate - construction               176         14         153         11
Agricultural                              54          4          70          5
Consumer and other                        31          2          42          3
                                      ------     ------      ------     ------
    Total allowance for loan losses   $1,401        100%     $1,393        100%
                                      ======     ======      ======     ======

The allocation percentages are very similar to the percentage distribution of loan volume by category. The category of real estate - construction loans has a slightly higher percentage of the allowance for loan losses due to management's assessment of the risk factors involved. While the allowance is allocated by loan types in the table above, the allowance is general in nature and available in its entirety to provide for losses in any loan category.

Deposits

Deposits are obtained from local businesses and residents. The average daily deposits and the average rates paid for 2004, 2003, and 2002 are presented in the "Results of Operations" section under the heading "Net Interest Income."

Average deposits for 2004 increased $22.7 million, or 21%, compared to average deposits for 2003. Average deposits for 2003 increased $14.3 million, or 15%, compared to average deposits in 2002. The steady increase in deposits is attributable to a continued strong marketing effort to attract local deposits, particularly from business customers.

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004.

            Maturities of certificates of deposit of $100,000 or more
            ---------------------------------------------------------

                                                                        Percent
(dollars in thousands)                                      Balance     of total
                                                            -------     --------
Three months or less                                        $ 4,083          18%
Over three months through nine months                         5,904          25
Over nine months through twelve months                        9,128          39
Over twelve months                                            4,240          18
                                                            -------     -------
   Total certificates of deposit of $100,000 and more       $23,355         100%
                                                            =======     =======

Borrowings

Federal Home Loan Bank. The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco primarily as a source of liquidity and secondarily as a source of fixed rate funds. At December 31, 2004, long-term debt outstanding from the FHLB totaled $9.32 million. A portion of this debt was collateralized by qualifying mortgage loans originated and held for investment and the remainder was collateralized by investment securities. At December 31, 2003 and 2002, long-term debt outstanding from the FHLB totaled $5.19 million and $2.06 million, respectively. The increase in long-term debt resulted from a greater customer demand for fixed rate loans. The Company obtained fixed rate debt from FHLB to match the cash flow characteristics of certain fixed rate loans.

Average borrowings from FHLB totaled $6.44 million for 2004 at an average cost of 4.19%. Average borrowings from FHLB totaled $4.01 million in 2003 at an average cost of 4.76%, and $2.25 million in 2002 at an average cost of 6.66%. The decrease in the average cost of FHLB borrowings reflects that the Company increased its FHLB indebtedness within a period of time during which interest rates charged by FHLB were trending significantly lower.

The Company maintains short-term unsecured borrowing arrangements with correspondent banks to meet unforeseen deposit outflows and cash needs. Short-term borrowings are also available from FHLB secured by loans and investments securities which have been pledged as collateral. To date, the Company has not utilized short-term borrowings from either source.

Junior Subordinated Deferrable Interest Debentures. During 2003, the Company formed Valley Commerce Trust I with capital of $93,000 for the sole purpose of issuing trust preferred securities. During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company. The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%. The interest rate at December 31, 2004 and December 31, 2003 was 5.37% and 4.59%, respectively.

Trust preferred securities are includable in the Company's Tier 1 capital for regulatory purposes subject to certain limitations. The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company's capital position and to provide for continued growth of the Bank.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases for branch and administrative office space in Visalia and Fresno which required payments totaling approximately $19,000 per month in 2004. As of December 31, 2004 and December 31, 2003, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. As of December 31, 2004 and December 31, 2003, commitments to extend credit totaled $28.6 million and $26.7 million, respectively, and letters of credit totaled $948,000 and $806,000, respectively. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Capital Resources

Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios. These guidelines, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to assets and commitments making capital requirements more sensitive to differences in risk profiles. For these purposes, "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a company's assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for U. S. Government Agency securities, and 0% for vault cash and U. S. Government Treasury securities).

The board of directors regularly reviews the Company's capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs. The following table summarizes the Company's risk-based capital ratios as of December 31, 2004 and December 31, 2003 and 2002:

                       Capital and capital adequacy ratios
                       -----------------------------------

                                                  Year ended December 31,
                                                  -----------------------
                                                2004                  2003
                                                ----                  ----
(dollars in thousands)                   Amount      Ratio     Amount      Ratio
                                         -------     -----     -------     -----
Leverage Ratio
--------------
Valley Commerce Bancorp
    and Subsidiary                       $19,216     10.8%     $13,781     10.0%
Minimum regulatory requirement           $ 7,686      4.0%     $ 5,517      4.0%

Bank of Visalia                          $14,910      8.4%     $13,511      9.8%
Minimum requirement for "Well-
    Capitalized" institution             $ 7,455      5.0%     $ 6,892      5.0%
Minimum regulatory requirement           $ 5,964      4.0%     $ 5,513      4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
    and Subsidiary                       $19,216     14.7%     $13,781     13.0%
Minimum regulatory requirement           $ 5,227      4.0%     $ 4,245      4.0%

Bank of Visalia                          $14,910     11.4%     $13,511     12.7%
Minimum requirement for "Well-
    Capitalized" institution             $ 7,825      6.0%     $ 6,363      6.0%
Minimum regulatory requirement           $ 5,217      4.0%     $ 4,242      4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
    and Subsidiary                       $20,617     15.8%     $15,108     14.2%
Minimum regulatory requirement           $10,455      8.0%     $ 8,490      8.0%

Bank of Visalia                          $16,311     12.5%     $14,838     14.0%
Minimum requirement for "Well-
    Capitalized" institution             $13,042     10.0%     $10,605     10.0%
Minimum regulatory requirement           $10,434      8.0%     $ 8,484      8.0%

At December 31, 2004 and December 31, 2003, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Bank of Visalia exceeded the minimum requirements of a "well capitalized" institution. As described above, in the second quarter of 2003 Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At December 31, 2004, and December 31, 2003, the entire $3.0 million was included in Tier 1 capital.

The Company's average equity as a percentage of average assets was 7.72% for 2004, and 8.09% for 2003. Year-end shareholders' equity as a percentage of year-end assets was 8.72% and 7.89% at December 31, 2004 and 2003, respectively. Although mitigated by net income, the Company's strong growth in 2004 and 2003 caused the average equity percentage to decrease. The year-end percentage would have also decreased except for the new capital added in late 2004 from the common stock offering described below.

The Company declared a three-for-two stock split in August 2004 and paid 5% stock dividends in 2004 and 2003. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

On September 9, 2004, the Company filed a registration statement with the SEC for the public sale of 650,000 shares of common stock. The SEC declared the registration statement effective on December 23, 2004. On December 29, 2004, the Company sold 350,750 shares of common stock to the Company's underwriter, Wedbush Morgan Securities, at the offering price of $13.00 per share, less a 5% underwriting discount. The proceeds received from this portion of the sale totaled $4,331,763 and were recorded as an increase to common stock on the Company's balance sheet. Other offering costs, consisting of legal fees, accounting fees, and printing charges, totaling $583,000, were recorded as a decrease to common stock on the Company's balance sheet. The remaining 299,250 shares were sold directly by the Company in January 2005. The entire stock offering added $7.6 million to the Company's capital.

Risk Management

The Company maintains policies and guidelines for managing risks related to on-balance sheet and off-balance sheet activities. Such policies and guidelines are integral to the asset/liability management process conducted by the asset-liability management committee ("ALCO"). Certain policies may be governed and implemented by committees or persons other than the ALCO as directed by the board of directors. Overall asset/liability management encompasses the management and monitoring of asset quality, liquidity and capital needs, and in particular, interest rate risk inherent in the interest-earning assets and interest-bearing liabilities appearing on the Company's balance sheet.

One of the principal objectives of asset/liability management is to manage the risks associated with changing interest rates and the potential impact on earnings and stockholder value. The goal of interest rate risk management is to maintain a balance sheet that generates stable earnings and stockholder value across a variety of interest rate environments. The ALCO monitors interest rate risk primarily through management's analysis of the change in projected net interest margin that results from +/- 100 basis points (bps) and +/- 200 bps parallel shifts in the interest rate yield curve. This analysis is monitored by the ALCO on a quarterly basis.

The following table sets forth the distribution of repricing opportunities of interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of December 31, 2004. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

          Distribution of Repricing Opportunities at December 31, 2004
          ------------------------------------------------------------

(dollars in thousands)                                               After three    After one
                                                     Next day but    months but      year but        After
                                                     within three     within 12      within 5        five
                                       Immediately      Months         Months         years          years         Total
                                       -----------   ------------    -----------    ---------      --------      --------
Interest rate sensitivity gap:
Loans                                    $ 71,377      $ 13,685       $  1,566       $ 14,005      $ 16,061      $116,694
Available-for-sale investment
   securities (1)                              --         1,003          3,495         20,611        12,990        38,099
Federal funds sold                         17,750            --             --             --            --        17,750
                                         --------      --------       --------       --------      --------      --------

  Total interest-earning assets          $ 89,127      $ 14,688       $  5,061       $ 34,616      $ 29,051      $172,543
                                         ========      ========       ========       ========      ========      ========

Interest-bearing demand deposits         $     --      $ 45,927       $     --       $     --      $     --      $ 45,927
Other interest-bearing deposits                --         8,762             --             --            --         8,762
Time deposits                                  --         6,912         26,619          9,810            --        43,341
Long-term debt                                 --            45            138          5,478         3,662         9,323
                                         --------      --------       --------       --------      --------      --------
  Total interest-bearing liabilities     $     --      $ 61,646       $ 26,757       $ 15,288      $  3,662      $107,353
                                         ========      ========       ========       ========      ========      ========

Interest rate sensitivity gap            $ 89,127      $(46,958)      $(21,696)      $ 19,328      $ 25,389      $ 65,190
Cumulative gap                           $ 89,127      $ 42,169       $ 20,473       $ 39,801      $ 65,190
Cumulative gap percentage
   to total earning assets                   51.7%         24.4%          11.9%          23.1%         37.8%

      (1)   Investment securities are stated at fair value.

Based on the contractual terms of its assets and liabilities, the Company was asset sensitive in terms of its exposure to interest rates as of December 31, 2004. Accordingly, if interest rates rise, the Company's net interest margin is expected to improve. This improvement will be mitigated for a time by the loans in the portfolio subject to interest rate floors. Each of these loans will remain at their respective floor interest rate until market rates have risen sufficiently to permit the loan rate to be increased.

Liquidity Management

Liquidity is the ability to provide funds to meet customers' loan and deposit needs and to fund operations in a timely and cost effective manner. The Company's primary source of funds is deposits. On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed. Management measures the Company's liquidity position monthly through the use of regulatory and internal liquidity calculations. These are monitored on an ongoing basis by the board of directors and ALCO.

In recent years, the Company has had considerable success in attracting deposits due primarily to establishing deposit relationships with business customers and by offering competitive rates and high quality service to deposit customers. Management also recognizes that the economic slowdown that commenced in 2000 contributed to relatively high liquidity levels at many banks. A sustained favorable growth rate in the United States economy could lead to a general outflow of funds from banks. In this scenario, the Company may be required to operate with a higher average cost of deposits in order to maintain necessary liquidity.

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $26.4 million and $1.1 million, respectively, at December 31, 2004. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

As stated above, the primary goal of the Company's investment policy is to maintain a specified level of liquidity. Accordingly, all investment securities are classified as available-for-sale. Management periodically evaluates the securities portfolio based on current and forecasted liquidity needs, the most significant being the funding of loans. The Company may sell certain securities and purchase others in order to better align the cash flows from the investment portfolio with its operating needs.

As discussed above, the Company's wholly-owned subsidiary, Valley Commerce Trust I, issued trust preferred securities for gross proceeds of $3.0 million on April 7, 2003. Quarterly interest payments on these securities are considered in management's normal evaluation of liquidity needs. Although the trust preferred securities do not mature until April 7, 2033, Valley Commerce Trust I has the option to redeem the trust preferred securities on or at any time after April 7, 2008. The securities may not be redeemed prior to this date without penalty. The Company does not intend to redeem these securities prior to maturity at the present time, but will carefully consider the impact on capital and liquidity of such redemption if circumstances change.

Other sources of liquidity include borrowing arrangements with correspondent banks and FHLB (see "Borrowings"). FHLB advances are used to fund certain fixed rate loans in order to limit interest rate risk. FHLB advances are generally structured so that cash flows from the loan generally provide the liquidity to repay the related indebtedness. The Company's fixed rate loans and the related FHLB advances are subject to prepayment penalties.

The Company's strategic objectives include expanding through opening of "de novo" branches and loan production offices in the near term and acquiring branch offices from other institutions in the longer term. The addition of branch offices is expected to involve significant cash outlays; e.g., for buildings, improvements, and equipment. The Company's planning efforts consider the impact of such cash outlays so that sufficient liquidity is maintained for both capital and operational needs.

In 2003, the Company acquired the deposits and office equipment of Humboldt Bank's Fresno branch and assumed the branch office lease. The acquisition resulted in the receipt of $5.7 million from Humboldt Bank, comprised primarily of funds from time certificates. The Fresno Branch commenced as a full service branch of Bank of Visalia in October 2003. Since that time, branch deposits have increased and are providing much of the underlying funding for lending operations in the Fresno market.

ITEM 7 - FINANCIAL STATEMENTS

The independent auditors' report and financial statements listed below are included herein:

                                                                            Page
                                                                            ----

      I.    Report of Independent Registered Public Accounting Firm          37

      II.   Consolidated Balance Sheet                                       38

      III.  Consolidated Statement of Income                                 39

      IV.   Consolidated Statement of Changes in Shareholders' Equity        40

      V.    Consolidated Statement of Cash Flows                             41

      VI.   Notes to Consolidated Financial Statements                       43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Shareholders and
   Board of Directors
Valley Commerce Bancorp

      We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                                        /s/ Perry-Smith LLP

Sacramento, California
February 24, 2005

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                           December 31, 2004 and 2003

                                                                     2004               2003
                                                                -------------      -------------
                            ASSETS

Cash and due from banks                                         $   9,036,062      $   9,989,585
Federal funds sold                                                 17,750,000          1,765,000
                                                                -------------      -------------

       Total cash and cash equivalents                             26,786,062         11,754,585

Interest-bearing deposits in banks                                                       198,000
Available-for-sale investment securities (Notes 3 and 7)           38,099,000         21,888,000
Loans, less allowance for loan losses of $1,400,818
   in 2004 and $1,392,735 in 2003 (Notes 4, 7, 9 and 13)          114,834,245        101,177,445
Bank premises and equipment, net (Note 5)                           1,033,586          1,006,610
Cash surrender value of bank-owned life insurance
   (Note 14)                                                        2,677,318          1,578,693
Accrued interest receivable and other assets (Note 12)              2,576,391          2,007,928
                                                                -------------      -------------

                                                                $ 186,006,602      $ 139,611,261
                                                                =============      =============
                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                         $  58,394,071      $  39,804,949
   Interest bearing (Note 6)                                       54,689,181         46,536,482
   Time (Note 6)                                                   43,340,652         33,326,540
                                                                -------------      -------------

         Total deposits                                           156,423,904        119,667,971

Accrued interest payable and other liabilities                        834,588            638,314
Long-term debt (Note 7)                                             9,322,472          5,192,102
Junior subordinated deferrable interest debentures (Note 8)         3,093,000          3,093,000
                                                                -------------      -------------

         Total liabilities                                        169,673,964        128,591,387
                                                                -------------      -------------

Commitments and contingencies (Note 9)

Shareholders' equity (Note 10):
   Serial preferred stock - no par value; 10,000,000
     shares authorized; none issued                                        --                 --
   Common stock - no par value; 30,000,000 shares
     authorized; issued and outstanding - 1,788,258
     shares in 2004 and 1,369,369 shares in 2003                   14,451,969          9,837,372
   Retained earnings                                                1,959,281          1,201,124
   Accumulated other comprehensive loss, net of taxes
     (Notes 3 and 15)                                                 (78,612)           (18,622)
                                                                -------------      -------------

         Total shareholders' equity                                16,332,638         11,019,874
                                                                -------------      -------------

                                                                $ 186,006,602      $ 139,611,261
                                                                =============      =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                 For the Years Ended December 31, 2004 and 2003

                                                                  2004           2003
                                                               ----------     ----------
Interest income:
   Interest and fees on loans                                  $7,692,903     $6,292,204
   Interest on investment securities:
     Taxable                                                      772,604        737,907
     Exempt from Federal income taxes                             133,233         74,837
   Interest on Federal funds sold                                 136,276         71,802
   Interest on deposits in banks                                    1,783         11,182
                                                               ----------     ----------

       Total interest income                                    8,736,799      7,187,932
                                                               ----------     ----------

Interest expense:
   Interest on deposits (Note 6)                                1,195,237      1,124,459
   Interest on borrowings (Note 7)                                276,966        193,113
   Interest on junior subordinated deferrable interest
     debentures (Note 8)                                          149,974        107,928
                                                               ----------     ----------

       Total interest expense                                   1,622,177      1,425,500
                                                               ----------     ----------

       Net interest income                                      7,114,622      5,762,432

Provision for loan losses (Note 4)                                138,000        315,000
                                                               ----------     ----------

       Net interest income after provision for loan losses      6,976,622      5,447,432
                                                               ----------     ----------

Non-interest income:
   Service charges                                                516,976        495,575
   Gain on sale of available-for-sale investment
     securities, net (Note 3)                                       7,390        131,346
   Gain on other real estate                                      373,391
   Mortgage loan brokerage fees                                   176,242        201,751
   Earnings on cash surrender value of life insurance
     policies (Note 14)                                            98,625         74,557
   Other                                                          168,834        151,411
                                                               ----------     ----------

       Total non-interest income                                1,341,458      1,054,640
                                                               ----------     ----------

Non-interest expense:
   Salaries and employee benefits (Notes 4 and 14)              3,129,629      2,419,150
   Occupancy and equipment (Notes 5 and 9)                        655,468        550,290
   Other (Note 11)                                              1,876,736      1,678,621
                                                               ----------     ----------

       Total non-interest expense                               5,661,833      4,648,061
                                                               ----------     ----------

       Income before provision for income taxes                 2,656,247      1,854,011

Provision for income taxes (Note 12)                            1,027,000        705,000
                                                               ----------     ----------

         Net income                                            $1,629,247     $1,149,011
                                                               ==========     ==========

Basic earnings per share (Note 10)                             $     1.13     $     0.81
                                                               ==========     ==========

Diluted earnings per share (Note 10)                           $     1.06     $     0.77
                                                               ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                                         VALLEY COMMERCE BANCORP AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     For the Years Ended December 31, 2004 and 2003

                                                                                    Accumulated
                                                                                        Other
                                                                                       Compre-
                                                                                       hensive         Total           Total
                                                 Common Stock                           (Loss)         Share-         Compre-
                                         --------------------------     Retained        Income        holders'        hensive
                                            Shares         Amount       Earnings    (Net of Taxes)     Equity          Income
                                         -----------    -----------    -----------  --------------   -----------    -----------
Balance, January 1, 2003                   1,286,122    $ 9,020,493    $   746,251    $   170,381    $ 9,937,125

Comprehensive income (Note 15):
   Net income                                                            1,149,011                     1,149,011    $ 1,149,011
   Other comprehensive loss, net
     of tax:
       Net change in unrealized losses
         on available-for-sale invest-
         ment securities                                                                 (189,003)      (189,003)      (189,003)
                                                                                                                    -----------

           Total comprehensive income                                                                               $   960,008
                                                                                                                    ===========

Stock dividend                                64,102        691,879       (691,879)
Cash paid for fractional shares                                             (2,259)                       (2,259)
Stock options exercised (Note 10)             19,145        125,000                                      125,000
                                         -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                 1,369,369      9,837,372      1,201,124        (18,622)    11,019,874

Comprehensive income (Note 15):
   Net income                                                            1,629,247                     1,629,247    $ 1,629,247
   Other comprehensive loss, net
     of tax:
       Net change in unrealized losses
         on available-for-sale invest-
         ment securities                                                                  (59,990)       (59,990)       (59,990)
                                                                                                                    -----------

           Total comprehensive income                                                                               $ 1,569,257
                                                                                                                    ===========

Stock dividend                                68,139        865,364       (865,364)
Cash paid for fractional shares                                             (5,726)                       (5,726)
Proceeds from sale of stock (Note 10)        350,750      3,749,233                                    3,749,233
                                         -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2004                 1,788,258    $14,451,969    $ 1,959,281    $   (78,612)   $16,332,638
                                         ===========    ===========    ===========    ===========    ===========

                                                                                          2004           2003
                                                                                      -----------    -----------
Disclosure of reclassification amount, net of taxes (Note 15):

   Unrealized holding gains arising during the year                                   $   (55,446)   $  (107,594)
   Less: reclassification adjustment for gains included in
     net income                                                                             4,544         81,409
                                                                                      -----------    -----------

   Net change in unrealized losses on available-for-sale
     investment securities                                                            $   (59,990)   $  (189,003)
                                                                                      ===========    ===========

                                           The accompanying notes are an integral
                                       part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2004 and 2003

                                                                 2004              2003
                                                             ------------      ------------
Cash flows from operating activities:
   Net income                                                $  1,629,247      $  1,149,011
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                    138,000           315,000
     Increase in deferred loan origination fees, net              127,690            86,756
     Depreciation                                                 160,570           127,201
     Amortization of deposit premium                               62,538            62,538
     Net gain on sale of available-for-sale investment
       securities                                                  (7,390)         (131,346)
     Dividends on Federal Home Loan Bank stock                    (17,600)
     Amortization and accretion of securities, net                302,465           224,792
     Gain on sale of other real estate                           (373,391)
     Loss on disposition of premises and equipment                  1,485            25,320
     Provision for deferred income taxes                          (42,000)         (263,000)
     Increase in cash surrender value of life insurance
       policies                                                   (98,625)          (74,557)
     (Increase) decrease in accrued interest receivable
       and other assets                                          (190,874)            6,604
     Increase (decrease) in accrued interest payable
       and other liabilities                                      196,274           (15,357)
                                                             ------------      ------------

         Net cash provided by operating activities              1,888,389         1,512,962
                                                             ------------      ------------

Cash flows from investing activities:
   Cash acquired in the purchase of selected assets
     and liabilities of another bank                                              5,768,891
   Proceeds from matured and called available-for-sale
     investment securities                                      7,800,000         1,400,379
   Proceeds from sale of available-for-sale investment
     securities                                                 1,297,000        20,718,962
   Purchases of available-for-sale investment securities      (27,940,875)      (23,366,582)
   Proceeds from principal repayments from available-
     for-sale government-guaranteed mortgage-backed
     securities                                                 2,239,983         4,907,667
   Decrease in interest-bearing deposits with banks               198,000           200,000
   Net increase in loans                                      (14,558,735)      (24,550,717)
   Purchase of Federal Home Loan Bank stock                      (342,700)         (133,000)
   Purchases of premises and equipment                           (189,031)         (291,738)
   Proceeds from sale of other real estate                      1,818,922
   Purchase of other real estate                                 (809,286)
   Proceeds from surrender of life insurance policy                                 589,176
   Life insurance policy deposits                              (1,000,000)
                                                             ------------      ------------

         Net cash used in investing activities                (31,486,722)      (14,756,962)
                                                             ------------      ------------

                                   (Continued)

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
                 For the Years Ended December 31, 2004 and 2003

                                                                  2004              2003
                                                              ------------      ------------
Cash flows from financing activities:
   Net increase in demand, interest-bearing and
     savings deposits                                         $ 26,741,821      $ 11,776,266
   Net increase (decrease) in time deposits                     10,014,112        (5,650,728)
   Proceeds from exercise of stock options                                           125,000
   Proceeds from issuance of stock                               3,749,233
   Proceeds from the issuance of junior subordinated
     deferrable interest debentures                                                3,093,000
   Proceeds from Federal Home Loan Bank term
     advances                                                    4,150,000         3,150,000
   Payments on Federal Home Loan Bank term
     advances                                                      (19,630)          (18,168)
   Cash paid to repurchase fractional shares                        (5,726)           (2,259)
                                                              ------------      ------------

         Net cash provided by financing activities              44,629,810        12,473,111
                                                              ------------      ------------

         Increase (decrease) in cash and cash equivalents       15,031,477          (770,889)

Cash and cash equivalents at beginning of year                  11,754,585        12,525,474
                                                              ------------      ------------

Cash and cash equivalents at end of year                      $ 26,786,062      $ 11,754,585
                                                              ============      ============

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest expense                                         $  1,601,626      $  1,403,140
     Income taxes                                             $  1,095,000      $    893,281

Non-cash investing activities:
   Net change in unrealized gain on available-for-sale
     investment securities                                    $    (97,817)     $   (334,128)

On October 10, 2003, the Company purchased
   certain assets and liabilities of the
   Fresno branch from Humboldt Bank (Note 1):
     Deposits assumed                                                           $  5,783,566
     Premises and equipment                                                          (20,000)
     Other liabilities                                                                 5,325
                                                                                ------------

         Cash received                                                          $  5,768,891
                                                                                ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE BUSINESS OF VALLEY COMMERCE BANCORP

      On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Bank of Visalia (the "Bank") in a one bank holding company reorganization. The new corporate structure provides the Company and the Bank greater flexibility to expand and diversify. The reorganization was approved by the Company's shareholders on July 16, 2002, and all required regulatory approvals with respect to the reorganization were obtained. The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

      The Bank operates four branches in California, including branches in Visalia, Fresno, Woodlake and Tipton. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

      On March 19, 2003, the Company formed Valley Commerce Trust I, a wholly-owned unconsolidated subsidiary and a Delaware statutory business trust, for the exclusive purpose of issuing trust preferred securities.

      On May 16, 2003, the Bank entered into an agreement to purchase certain assets and liabilities of the Fresno Branch Office of Humboldt Bank.
      Regulatory  approval was  subsequently  received from the Federal  Deposit
      Insurance Corporation and the California Department of Financial Institutions, and the transaction was consummated on October 10, 2003. On this date, the Bank acquired the branch assets, comprised of banking equipment and office furniture, and assumed the branch liabilities, consisting of customer deposits. All assets and liabilities were acquired at face value (without premium or discount) which approximated fair value.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation and Basis of Presentation
      ---------------------------------------

      The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Bank of Visalia. All significant intercompany balances and transactions have been eliminated.

      Valley Commerce Trust I is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the Company's consolidated balance sheet in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

      The accounting and reporting policies of Valley Commerce Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Investment Securities
      ---------------------

      Investments are classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

      Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

      Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

      Investment in Federal Home Loan Bank Stock
      ------------------------------------------

      As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2004 and 2003, Federal Home Loan Bank stock totaled $622,600 and $262,300, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

      Loans
      -----

      Loans are stated at principal balances outstanding. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Loans (Continued)
      -----------------

      An impaired loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

      Substantially all loan origination fees, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

      Allowance for Loan Losses
      -------------------------

      The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank's service area.

      Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Bank has not experienced losses, the loss experience of peer banks. Management also computes specific and expected loss reserves for loan commitments. These estimates are particularly susceptible to changes in the economic environment and market conditions.

      The Bank's Loan Committee reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

      The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2004 and 2003, respectively, reflects management's estimate of possible losses in the portfolio.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Other Real Estate
      -----------------

      Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairment are recorded in other income or expenses as incurred.

      Bank Premises and Equipment
      ---------------------------

      Bank premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be twenty to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be two to ten years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

      Intangible Assets
      -----------------

      Intangible assets consist of core deposit intangibles related to branch acquisitions which occurred in prior years and are amortized using the straight-line method over ten years. Amortization expense totaled $62,538 for each of the years in the two-year period ended December 31, 2004. The core deposit intangibles totaled $195,332 and $257,870 at December 31, 2004 and 2003, respectively.

      Income Taxes
      ------------

      The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

      Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Cash and Cash Equivalents
      -------------------------

      For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2004 was $3,059,717.

      Earnings Per Share
      ------------------

      Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. Earnings per share have been retroactively adjusted for the 5% stock dividends that occurred in 2004 and 2003.

      Stock-Based Compensation
      ------------------------

      At December 31, 2004, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock-Based Compensation (continued)
      ------------------------------------

      Pro forma adjustments to the Company's consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                      2004           2003
                                                   ----------     ----------

      Net income, as reported                      $1,629,247     $1,149,011
      Deduct: Total stock-based compensation
        expense determined under the fair value
        based method for all awards, net of
        related tax effects                           (31,000)       (30,000)
                                                   ----------     ----------

      Pro forma net income                         $1,598,247     $1,119,011
                                                   ==========     ==========

      Basic earnings per share - as reported       $     1.13     $     0.81
      Basic earnings per share - pro forma         $     1.11     $     0.79

      Diluted earnings per share - as reported     $     1.06     $     0.77
      Diluted earnings per share - pro forma       $     1.04     $     0.75

      Weighted average fair value of options
        granted during the year                    $     4.10     $     2.83

      The fair value of each option was estimated on the date of grant using an option-pricing model with the following assumptions:

                                                       2004          2003
                                                    ---------     ---------

      Dividend yield                                      N/A           N/A
      Expected volatility                               41.16         33.56
      Risk-free interest rate                             4.0%          3.8%
      Expected option life                          7.5 years     7.5 years

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Reclassifications
      -----------------

      Certain reclassifications have been made to prior years' balances to conform to classifications used in 2004.

      Impact of New Financial Accounting Standards
      --------------------------------------------

      Other-Than-Temporary Impairment of Securities

      In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 2 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

      Share-Based Payments

      In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.    AVAILABLE-FOR-SALE INVESTMENT SECURITIES

      The  amortized  cost  and  estimated  fair  value  of   available-for-sale
      investment securities at December 31, 2004 and 2003 consisted of the following:

                                                                  2004
                                      --------------------------------------------------------------
                                                          Gross            Gross          Estimated
                                       Amortized       Unrealized       Unrealized          Fair
                                          Cost            Gains           Losses            Value
                                      ------------    ------------     ------------     ------------
      Debt securities:
        U.S. Government agencies      $ 20,987,517    $      5,073     $   (117,590)    $ 20,875,000
        Mortgage-backed securities       8,790,645          12,529          (49,174)       8,754,000
        Municipal securities             4,381,922          65,817          (30,739)       4,417,000
        Corporate debt securities        4,066,778           3,968          (17,746)       4,053,000
                                      ------------    ------------     ------------     ------------

                                      $ 38,226,862    $     87,387     $   (215,249)    $ 38,099,000
                                      ============    ============     ============     ============

      Net unrealized losses on available-for-sale investment securities totaling $127,862 were recorded, net of $49,250 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2004. Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2004 totaled $1,297,000 and $7,390, respectively.

                                                                  2003
                                      --------------------------------------------------------------
                                                          Gross            Gross          Estimated
                                       Amortized       Unrealized       Unrealized          Fair
                                          Cost            Gains           Losses            Value
                                      ------------    ------------     ------------     ------------
      Debt securities:
        U.S. Government agencies      $  9,614,474    $     17,740     $    (63,214)    $  9,569,000
        Mortgage-backed securities       9,422,665          11,655          (61,320)       9,373,000
        Municipal securities             1,741,150          63,131           (2,281)       1,802,000
        Corporate debt securities        1,139,756           4,244        1,144,000
                                      ------------    ------------     ------------     ------------

                                      $ 21,918,045    $     96,770     $   (126,815)    $ 21,888,000
                                      ============    ============     ============     ============

      Net unrealized losses on available-for-sale investment securities totaling $30,045 were recorded, net of $11,423 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2003. Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2003 totaled $20,718,962 and $131,346, respectively.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.    AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

      Investment securities with unrealized losses at December 31, 2004 are summarized and classified according to the duration of the loss period as follows:

                                     Less than 12 Months                12 Months or More                       Total
                                -----------------------------     -----------------------------     -----------------------------
                                   Fair           Unrealized         Fair           Unrealized         Fair           Unrealized
                                   Value            Losses           Value            Losses           Value            Losses
                                ------------     ------------     ------------     ------------     ------------     ------------
      Debt securities:
        U.S. Government
           agencies             $ 16,389,000     $    (86,573)    $  2,469,000     $    (31,017)    $ 18,858,000     $   (117,590)
        Mortgage-backed
           securities              1,589,000          (12,504)       4,335,000          (36,670)       5,924,000          (49,174)
        Municipal securities       1,975,000          (29,612)         106,000           (1,127)       2,081,000          (30,739)
        Corporate debt
           securities              2,490,000          (17,746)                                         2,490,000          (17,746)
                                ------------     ------------     ------------     ------------     ------------     ------------

                                $ 22,443,000     $   (146,435)    $  6,910,000     $    (68,814)    $ 29,353,000     $   (215,249)
                                ============     ============     ============     ============     ============     ============

      At December 31, 2004, the Company held 90 investment securities of which 45 were in a loss position for less than twelve months and 20 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

      The amortized cost and estimated fair value of investment securities at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Estimated
                                                                   Amortized         Fair
                                                                      Cost           Value
                                                                  -----------    -----------
      Within one year                                             $ 4,013,487    $ 4,000,000
      After one year through five years                            19,573,436     19,488,000
      After five years through ten years                            3,801,774      3,819,000
      After ten years                                               2,047,520      2,038,000
                                                                  -----------    -----------

                                                                   29,436,217     29,345,000

      Investment securities not due at a single maturity date:
           Government-guaranteed mortgage-
             backed securities                                      8,790,645      8,754,000
                                                                  -----------    -----------

                                                                  $38,226,862    $38,099,000
                                                                  ===========    ===========

      Investment securities with amortized costs totaling $9,938,778 and $10,192,544 and estimated fair values totaling $9,930,000 and $10,419,000 were pledged to secure public deposits and short-term borrowing arrangements at December 31, 2004 and 2003, respectively (see Note 7).

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.    LOANS

      Outstanding loans are summarized below:

                                                   December 31,
                                         --------------------------------

                                             2004               2003
                                         -------------      -------------

      Commercial                         $  34,389,292      $  27,900,065
      Real estate - mortgage                60,687,843         55,406,424
      Real estate - construction            14,693,759         10,924,521
      Agricultural                           4,535,279          4,884,691
      Consumer and other                     2,388,303          3,786,202
                                         -------------      -------------

                                           116,694,476        102,901,903

      Deferred loan fees, net                 (459,413)          (331,723)
      Allowance for loan losses             (1,400,818)        (1,392,735)
                                         -------------      -------------

                                         $ 114,834,245      $ 101,177,445
                                         =============      =============

      Changes in the allowance for loan losses were as follows:

                                                Year Ended December 31,
                                              ---------------------------

                                                  2004            2003
                                              -----------     -----------

      Balance, beginning of year              $ 1,392,735     $ 1,062,110
      Provision charged to operations             138,000         315,000
      Losses charged to allowance                (148,405)        (17,524)
      Recoveries                                   18,488          33,149
                                              -----------     -----------

      Balance, end of year                    $ 1,400,818     $ 1,392,735
                                              ===========     ===========

      The recorded investment in loans that were considered to be impaired totaled $81,500 and $1,038,000 at December 31, 2004 and 2003,
      respectively. There was no related allowance for loan losses for impaired loans at December 31, 2004, and $177,000 at December 31, 2003. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was $978,200 and $1,200,470, respectively. The Bank recognized $423,000 and $3,900 in interest income on a cash basis for impaired loans during the years ended December 31, 2004 and 2003, respectively.

      At December 31, 2004 and 2003, nonaccrual loans totaled $81,000 and $1,038,000, respectively. Interest foregone on nonaccrual loans totaled
      $2,700 and $65,000 for the years ended December 31, 2004 and 2003, respectively.

      Salaries and employee benefits totaling $207,899 and $211,705 have been deferred as loan origination costs during the years ended December 31, 2004 and 2003, respectively.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.    PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following:

                                                     December 31,
                                              ---------------------------

                                                  2004            2003
                                              -----------     -----------

      Furniture and equipment                 $ 1,317,064     $ 1,189,249
      Premises                                    544,243         542,949
      Leasehold improvements                      206,838         175,519
      Land                                         51,894          51,894
                                              -----------     -----------

                                                2,120,039       1,959,611

             Less accumulated depreciation
                and amortization               (1,086,453)       (953,001)
                                              -----------     -----------

                                              $ 1,033,586     $ 1,006,610
                                              ===========     ===========

      Depreciation and amortization included in occupancy and equipment expense totaled $160,570 and $127,201 for the years ended December 31, 2004 and 2003, respectively.

6.    INTEREST-BEARING DEPOSITS

      Interest-bearing deposits consisted of the following:

                                                     December 31,
                                             -----------------------------

                                                2004              2003
                                             -----------       -----------

      Savings                                $ 8,762,134       $ 6,771,331
      Money market                            25,112,038        22,568,213
      NOW accounts                            20,815,009        17,196,938
      Time, $100,000 or more                  23,354,908        15,410,561
      Other time                              19,985,744        17,915,979
                                             -----------       -----------

                                             $98,029,833       $79,863,022
                                             ===========       ===========

      Aggregate annual maturities of time deposits are as follows:

              Year Ending
              December 31,
              ------------

                  2005                             $36,428,615
                  2006                               2,128,910
                  2007                                 205,397
                  2008                               3,479,564
                  2009                               1,098,166
                                                   -----------

                                                   $43,340,652
                                                   ===========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.    INTEREST-BEARING DEPOSITS (Continued)

      Interest expense recognized on interest-bearing deposits consisted of the following:

                                                 Year Ended December 31,
                                              ----------------------------

                                                 2004              2003
                                              ----------        ----------

      Savings                                 $   35,050        $   22,855
      Money market                               228,710           217,092
      NOW accounts                               153,313           110,614
      Time, $100,000 or more                     427,116           395,498
      Other time                                 351,048           378,400
                                              ----------        ----------

                                              $1,195,237        $1,124,459
                                              ==========        ==========

7.    BORROWING ARRANGEMENTS

      The Bank has a $2,000,000 federal funds line of credit agreement with one of its correspondent banks. The Bank also maintains a $1,000,000 letter of credit with another correspondent bank. There were no borrowings outstanding under any of these borrowing arrangements as of December 31, 2004, and 2003.

      In addition, the Bank could borrow from the Federal Home Loan Bank on either a short-term or long-term basis up to approximately $10,041,151 and $7,519,000 as of December 31, 2004 and 2003, respectively. Various mortgage loans totaling approximately $14,534,606 and $16,138,000 as of December 31, 2004 and 2003, respectively, secured these borrowing arrangements.

      As of December 31, 2004 and 2003, outstanding advances from the Federal Home Loan Bank (FHLB) consisted of the following:

                           2004                                       2003
         ---------------------------------------    ---------------------------------------

           Amount      Rate      Maturity Date        Amount      Rate      Maturity Date
         ----------    ----     ----------------    ----------    ----     ----------------
         $  200,000    2.20%     March 6, 2006      $  200,000    2.20%     March 6, 2006
            200,000    2.82%    October 23, 2006       200,000    2.82%    October 23, 2006
            200,000    2.27%     March 26, 2007        900,000    3.08%     March 6, 2008
            900,000    3.08%     March 6, 2008       1,600,000    2.67%      May 27, 2008
          1,600,000    2.67%      May 27, 2008         250,000    3.71%    October 22, 2008
            250,000    3.71%    October 22, 2008     1,042,102    7.41%     June 22, 2010
            900,000    3.94%     April 27, 2009      1,000,000    6.02%    January 2, 2012
                                                    ----------
            400,000    4.51%      May 12, 2009
          1,022,472    7.41%     June 22, 2010
            100,000    5.09%      May 12, 2011
          1,300,000    4.01%    December 6, 2011
          1,250,000    4.44%    December 6, 2011
          1,000,000    6.02%    January 2, 2012
         ----------

         $9,322,472                                 $5,192,102
         ==========                                 ==========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.    BORROWING ARRANGEMENTS (Continued)

      Future maturities of outstanding FHLB advances are as follows:

                 Year Ending
                 December 31,
                 ------------

                     2006                           $  400,000
                     2007                              200,000
                     2008                            2,750,000
                     2009                            1,300,000
                  Thereafter                         4,672,472
                                                    ----------

                                                    $9,322,472
                                                    ==========

8.    JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

      Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the second quarter of 2003, Valley Commerce Trust I (the "Trust") issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000. The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 4.59% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008. The redemption price is par plus accrued interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the junior subordinated debentures and upon maturity of the junior subordinated debentures on April 7, 2033.

      Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%. For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30% provided, however, that prior to July 7, 2008, such annual rate does not exceed 12.50%. As of December 31, 2004, the rate was 5.37%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.    JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

      The unamortized deferred costs related to the junior subordinated debentures, which are included in other assets on the consolidated balance sheet, at December 31, 2004 and 2003 were $57,000 and $75,000, respectively, and the amortization for the years ended December 31, 2004 and 2003 totaled $18,000 and $15,000, respectively.

9.    COMMITMENTS AND CONTINGENCIES

      Leases
      ------

      The Bank leases its Fresno and Visalia branch offices and its administrative office under noncancelable operating leases which expire in October 2007, November 2009 and January 2006, respectively. The Visalia branch office lease contains two options to renew the lease for five year periods. Future minimum lease payments are as follows:

              Year Ending
              December 31,
              ------------

                  2005                                $236,641
                  2006                                 202,516
                  2007                                 188,690
                  2008                                 134,400
                  2009                                 123,200
                                                      --------

                                                      $885,447
                                                      ========

      Rental expense included in occupancy and equipment expense totaled $223,953 and $171,010 for the years ended December 31, 2004 and 2003, respectively.

      Federal Reserve Requirements
      ----------------------------

      Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The average amount of such reserve balances required at December 31, 2004 was $2,847,000.

      Financial Instruments With Off-Balance-Sheet Risk
      -------------------------------------------------

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.    COMMITMENTS AND CONTINGENCIES (Continued)

      Financial Instruments With Off-Balance-Sheet Risk (continued)
      -------------------------------------------------------------

      The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

      The following financial instruments represent off-balance-sheet credit risk:

                                                      December 31,
                                              ----------------------------

                                                  2004             2003
                                              -----------      -----------

      Commitments to extend credit            $28,643,000      $34,817,000
      Standby letters of credit               $   948,000      $   806,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, crops, inventory, equipment, income-producing commercial properties, farm land and residential properties.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2004 and 2003. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

      At December 31, 2004, consumer loan commitments represent approximately 2.0% of total commitments and are generally unsecured. Commercial loan commitments represent approximately 33.4% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 64.6% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.    COMMITMENTS AND CONTINGENCIES (Continued)

      Significant Concentrations of Credit Risk
      -----------------------------------------

      The  Bank  grants  real  estate   mortgage,   real  estate   construction,
      commercial, agricultural and consumer loans to customers throughout the cities of Visalia, Fresno, Woodlake and Tipton, California.

      Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

      Contingencies
      -------------

      The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

10.   SHAREHOLDERS' EQUITY

      Dividend Restrictions
      ---------------------

      The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

      Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2004, the maximum amount available for dividend distribution under this restriction was approximately $3,084,560.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.   SHAREHOLDERS' EQUITY (Continued)

      Earnings Per Share
      ------------------

      A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                         Weighted
                                                         Average
                                                        Number of
                                             Net          Shares      Per Share
             For the Year Ended             Income     Outstanding      Amount
             ------------------           ----------   -----------    ----------

      December 31, 2004
      -----------------

      Basic earnings per share            $1,629,247     1,440,383    $     1.13
                                                                      ==========

      Effect of dilutive stock options                      97,671
                                          ----------    ----------

      Diluted earnings per share          $1,629,247     1,538,054    $     1.06
                                          ==========    ==========    ==========

      December 31, 2003
      -----------------

      Basic earnings per share            $1,149,011     1,421,710    $     0.81
                                                                      ==========

      Effect of dilutive stock options                      62,244
                                          ----------    ----------

      Diluted earnings per share          $1,149,011     1,483,954    $     0.77
                                          ==========    ==========    ==========

      Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their antidilutive effect. There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2004 and 2003.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.   SHAREHOLDERS' EQUITY (Continued)

      Stock Options
      -------------

      In 1997, the Company established Stock Option Plans for which 249,284 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements as of December 31, 2004. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a one to five year period. A summary of the activity within the plans follows:

                                                         2004                      2003
                                                 ---------------------     ----------------------

                                                              Weighted                   Weighted
                                                               Average                    Average
                                                              Exercise                   Exercise
                                                  Shares        Price       Shares         Price
                                                 --------     --------     --------      --------
      Incentive
      ---------

      Options outstanding, beginning of year       24,975     $   7.61       24,975      $   7.61

        Options granted                            12,930     $  12.70
                                                 --------                  --------

      Options outstanding, end of year             37,905     $   9.35       24,975      $   7.61
                                                 ========                  ========

      Options exercisable, end of year             16,744     $   8.37        9,162      $   7.56
                                                 ========                  ========

      Nonstatutory
      ------------

      Options outstanding, beginning of year      172,775     $   6.83      177,127      $   6.38

        Options granted                            21,275     $  12.70       15,750      $  11.11
        Options exercised                                                   (20,102)     $   6.22
                                                 --------                  --------

      Options outstanding, end of year            194,050     $   7.47      172,775      $   6.83
                                                 ========                  ========

      Options exercisable, end of year            167,050     $   6.74      152,706      $   6.48
                                                 ========                  ========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.   SHAREHOLDERS' EQUITY (Continued)

      Stock Options (Continued)
      -------------------------

      A summary of options outstanding at December 31, 2004 follows:

                              Number of         Weighted
                               Options           Average           Options
                             Outstanding        Remaining        Exercisable
          Range of           December 31,      Contractual       December 31,
      Exercise Prices            2004              Life              2004
      ---------------        ------------      -----------       ------------

      Incentive
      ---------

        $ 7.49                  20,841          6.8 years           12,505
        $ 8.25                   4,134          7.9 years            1,654
        $12.70                  12,930          9.1 years            2,585
                               -------                             -------

                                37,905                              16,744
                               =======                             =======

      Nonstatutory
      ------------

        $ 6.22                 100,503          2.9 years          100,510
        $ 6.53                  19,144          5.1 years           19,145
        $ 6.79                  19,144          4.3 years           19,145
        $ 6.86                  18,234          6.0 years           18,233
        $11.11                  15,750          8.9 years            6,300
        $12.70                  21,275          9.1 years            4,257
                               -------                             -------

                               194,050                             167,590
                               =======                             =======

      Regulatory Capital
      ------------------

      The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to
      meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2004 and 2003.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.   SHAREHOLDERS' EQUITY (Continued)

      Regulatory Capital (Continued)
      ------------------------------

      In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                       December 31,
                                                     -----------------------------------------------

                                                             2004                       2003
                                                     ---------------------     ---------------------

                                                       Amount        Ratio       Amount        Ratio
                                                     -----------     -----     -----------     -----
      Leverage Ratio
      --------------

      Valley Commerce Bancorp and Subsidiary         $19,216,000     10.8%     $13,781,000     10.0%
      Minimum regulatory requirement                 $ 7,132,000      4.0%     $ 5,517,000      4.0%

      Bank of Visalia                                $14,910,000      8.4%     $13,511,000      9.8%
      Minimum requirement for "Well-Capitalized"
        institution                                  $ 8,884,000      5.0%     $ 6,892,000      5.0%
      Minimum regulatory requirement                 $ 7,107,000      4.0%     $ 5,513,000      4.0%

      Tier 1 Risk-Based Capital Ratio
      -------------------------------

      Valley Commerce Bancorp and Subsidiary         $19,216,000     14.7%     $13,781,000     13.0%
      Minimum regulatory requirement                 $ 5,228,000      4.0%     $ 4,245,000      4.0%

      Bank of Visalia                                $14,910,000     11.4%     $13,511,000     12.7%
      Minimum requirement for "Well-Capitalized"
        institution                                  $ 7,825,000      6.0%     $ 6,363,000      6.0%
      Minimum regulatory requirement                 $ 5,217,000      4.0%     $ 4,242,000      4.0%

      Total Risk-Based Capital Ratio
      ------------------------------

      Valley Commerce Bancorp and Subsidiary         $20,617,000     15.8%     $15,108,000     14.2%
      Minimum regulatory requirement                 $10,455,000      8.0%     $ 8,490,000      8.0%

      Bank of Visalia                                $16,311,000     12.5%     $14,838,000     14.0%
      Minimum requirement for "Well-Capitalized"
        institution                                  $13,042,000     10.0%     $10,605,000     10.0%
      Minimum regulatory requirement                 $10,434,000      8.0%     $ 8,484,000      8.0%

      Sale of Stock
      -------------

      On December 23, 2004, the Company completed the registration process for 650,000 shares of common stock. On that date, the Company sold 350,750 shares of common stock at $13 per share. Net proceeds of $3,749,233 (after underwriting discounts, commissions and other costs) were received by the Company. In January 2005, the remaining newly registered shares were sold directly by the Company.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.   OTHER EXPENSES

      Other expenses consisted of the following:

                                                 Year Ended December 31,
                                               ---------------------------

                                                  2004             2003
                                               ----------       ----------

      Data processing                          $  408,483       $  418,071
      Operations                                  366,460          309,323
      Professional and legal                      188,074          200,249
      Promotional                                 200,180          128,189
      Telephone and postal                        130,724          120,959
      Supplies                                    137,220          111,168
      Assessment and insurance                    130,854           99,393
      Amortization expense                         62,538           62,538
      Other expenses                              252,203          228,731
                                               ----------       ----------

                                               $1,876,736       $1,678,621
                                               ==========       ==========

12.   INCOME TAXES

      The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

                                              Federal           State            Total
                                            -----------      -----------      -----------
      2004
      ----

      Current                               $   767,000      $   302,000      $ 1,069,000
      Deferred                                  (31,000)         (11,000)         (42,000)
                                            -----------      -----------      -----------

             Provision for income taxes     $   736,000      $   291,000      $ 1,027,000
                                            ===========      ===========      ===========

      2003
      ----

      Current                               $   741,000      $   227,000      $   968,000
      Deferred                                 (196,000)         (67,000)        (263,000)
                                            -----------      -----------      -----------

             Provision for income taxes     $   545,000      $   160,000      $   705,000
                                            ===========      ===========      ===========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.   INCOME TAXES (Continued)

      Deferred tax assets (liabilities) consisted of the following:

                                                              December 31,
                                                         ----------------------

                                                           2004         2003
                                                         ---------    ---------

      Deferred tax assets:
          Allowance for loan losses                      $ 588,000    $ 541,000
          Future benefit of state income tax deduction      49,000       30,000
          Deferred compensation                            156,000       93,000
          Unrealized loss on available-for-sale
             investment securities                          49,000       11,000
          Intangible assets                                 84,000       85,000
          Other                                                          22,000
                                                         ---------    ---------

                Total deferred tax assets                  926,000      782,000
                                                         ---------    ---------

      Deferred tax liabilities:
          Bank premises and equipment                      (86,000)     (60,000)
          Loan costs                                       (82,000)
          Accrual to cash                                               (58,000)
          Other                                            (14,000)

                Total deferred tax liabilities            (182,000)    (118,000)
                                                         ---------    ---------

                Net deferred tax assets                  $ 744,000    $ 664,000
                                                         =========    =========

      The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following:

                                                                       Year Ended December 31,
                                                         -------------------------------------------------

                                                                  2004                       2003
                                                         ----------------------     ----------------------

                                                            Amount       Rate %        Amount       Rate %
                                                         -----------     ------     -----------     ------
      Federal income tax expense, at statutory rate      $   903,100       34.0     $   630,400       34.0
      State franchise tax, net of Federal tax effect         190,000        7.2         129,800        7.0
      Interest on obligations of states and political
        subdivisions                                         (43,200)      (1.6)        (31,300)      (1.7)
      Other                                                  (22,900)      (0.9)        (23,900)      (1.3)
                                                         -----------     ------     -----------     ------

           Total income tax expense                      $ 1,027,000       38.7     $   705,000       38.0
                                                         ===========     ======     ===========     ======

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.   RELATED PARTY TRANSACTIONS

      During the normal course of business, the Bank enters into transactions with related parties, including executive officers and directors. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2004:

      Balance, January 1, 2004                                  $2,952,022

          Disbursements                                          3,291,966
          Amounts repaid                                        (2,683,852
                                                                ----------

      Balance, December 31, 2004                                $3,560,136
                                                                ==========

      Undisbursed commitments to related
          parties, December 31, 2004                            $2,350,684
                                                                ==========

14.   EMPLOYEE BENEFIT PLANS

      Employee Retirement Plan
      ------------------------

      The Company adopted the Bank of Visalia 401(k) Profit Sharing Plan, effective January 1, 1997. All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan. Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law. The Company matches 50% of employee contributions, up to 3% of the employees' annual salary. Company contributions vest at a rate of 20% annually. Bank contributions for the years ended December 31, 2004 and 2003 totaled $35,000 and $34,000, respectively.

      Salary Continuation and Retirement Plans
      ----------------------------------------

      Salary continuation plans are in place for three key executives. Under these plans, the executives will receive monthly payments after retirement until death. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2004 and 2003 totaled $150,657 and $109,042, respectively.

      During the year ended December 31, 2003, the Bank received proceeds of $589,176 in connection with the surrendered life insurance policy for a former employee. Income earned on these policies, net of expenses, totaled $98,625 and $74,557 for the years ended December 31, 2004 and 2003, respectively.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.   COMPREHENSIVE INCOME

      Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Bank's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders' equity.

      At December 31, 2004 and 2003, the Bank held securities classified as available-for-sale which had unrealized (losses) gains as follows:

                                                                     Tax
                                                     Before        Benefit        After
                                                       Tax        (Expense)        Tax
                                                    ---------     ---------     ---------
      For the Year Ended December 31, 2004
      ------------------------------------

      Other comprehensive loss:
           Unrealized holding losses                $ (90,429)    $  34,983     $ (55,446)
           Reclassification adjustment for gains
               included in net income                   7,391        (2,847)        4,544
                                                    ---------     ---------     ---------

                   Total other comprehensive
                        loss                        $ (97,829)    $  37,830     $ (59,990)
                                                    =========     =========     =========

      For the Year Ended December 31, 2003
      ------------------------------------

      Other comprehensive loss:
           Unrealized holding losses                $(202,782)    $  95,188     $(107,594)
           Reclassification adjustment for gains
               included in net income                 131,346       (49,937)       81,409
                                                    ---------     ---------     ---------

                   Total other comprehensive
                        loss                        $(334,128)    $ 145,125     $(189,003)
                                                    =========     =========     =========

16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

      The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

      Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value.

      Investment securities: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

      Loans: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

      Cash surrender value of Bank-owned life insurance: The fair values of life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

      Deposits: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

      Long-term debt: The fair values of fixed-rate borrowings are estimated by discounting their future cash flows using rates at each reporting date for similar instruments. The fair values of variable rate borrowings are based on carrying value.

      Junior subordinated deferrable interest debentures: The fair value of junior subordinated deferrable interest debentures was determined based on the current market value for the like kind instruments of a similar maturity and structure.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Commitments to extend credit: Commitments to extend credit are primarily for variable rate loans and standby letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and standby letters of credit are at rates which approximate fair value at each reporting date.

                                               December 31, 2004                December 31, 2003
                                          ----------------------------    ----------------------------

                                            Carrying          Fair          Carrying          Fair
                                             Amount          Value           Amount          Value
                                          ------------    ------------    ------------    ------------
      Financial assets:
        Cash and cash equivalents         $  9,036,062    $  9,036,062    $  9,989,585    $  9,989,585
        Federal funds sold                  17,750,000      17,750,000       1,765,000       1,765,000
        Interest-bearing deposits
           in banks                                                            198,000         198,000
        Available-for-sale investment
           securities                       38,099,000      38,099,000      21,888,000      21,888,000
        Loans, net                         114,834,245     115,846,000     101,177,445     102,358,300
        Cash surrender value of life
           insurance policies                2,677,318       2,677,318       1,578,963       1,578,963
        Accrued interest receivable            718,558         718,558         646,751         646,751

      Financial liabilities:
        Deposits                           156,423,904     156,592,278     119,667,971     120,044,508
        Long-term debt                       9,322,472       9,369,671       5,192,102       5,489,962
        Junior subordinated deferrable
           interest debentures               3,093,000       3,093,000       3,093,000       3,093,000
        Accrued interest payable               127,226         127,226         106,674         106,674

      Off-balance-sheet financial
        instruments:
           Commitments to extend
             credit                         28,643,000      28,643,000      34,817,000      34,817,000
           Standby letters of credit           948,000         948,000         806,000         806,000

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.   PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET
                           December 31, 2004 and 2003

                                                              2004             2003
                                                          ------------     ------------
                                  ASSETS

      Cash and due from banks                             $  4,219,418     $    161,497
      Investment in bank subsidiary                         15,017,441       13,750,268
      Other assets                                             364,192          233,989
                                                          ------------     ------------

                                                          $ 19,601,051     $ 14,145,754
                                                          ============     ============

                              LIABILITIES AND
                           SHAREHOLDERS' EQUITY

      Other liabilities                                   $    175,413     $     32,880
      Junior subordinated debentures due to subsidiary
           grantor trust                                     3,093,000        3,093,000
                                                          ------------     ------------

                   Total liabilities                         3,268,413        3,125,880
                                                          ------------     ------------

      Shareholders' equity:
           Common stock                                     14,451,969        9,837,372
           Retained earnings                                 1,959,281        1,201,124
           Accumulated other comprehensive (loss),
               net of taxes                                    (78,612)         (18,622)
                                                          ------------     ------------

                   Total shareholders' equity               16,332,638       11,019,874
                                                          ------------     ------------

                                                          $ 19,601,051     $ 14,145,754
                                                          ============     ============

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.   PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME
                 For the Years Ended December 31, 2004 and 2003

                                                                     2004          2003
                                                                  ----------    ----------
      Income:
           Dividends declared by bank subsidiary                  $  460,000    $  400,000
           Earnings from investment in Valley Commerce
               Trust I                                                 4,509         3,245
                                                                  ----------    ----------

                   Total income                                      464,509       403,245
                                                                  ----------    ----------

      Expenses:
           Interest on junior subordinated deferrable interest
               debentures                                            149,974       107,928
           Other expenses                                            160,451        98,069
                                                                  ----------    ----------

                   Total expenses                                    310,425       205,997
                                                                  ----------    ----------

                   Income before equity in undistributed
                        income of subsidiary                         154,084       197,248

           Equity in undistributed income of subsidiary            1,327,163       886,763
                                                                  ----------    ----------

                   Income before income taxes                      1,481,247     1,084,011

                   Income tax benefit                                148,000        65,000
                                                                  ----------    ----------

                   Net income                                     $1,629,247    $1,149,011
                                                                  ==========    ==========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.   PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                         2004            2003
                                                                     -----------     -----------
      Cash flows from operating activities:
           Net income                                                $ 1,629,247     $ 1,149,011
           Adjustments to reconcile net income to net cash
               provided by operating activities:
                   Undistributed net income of subsidiary             (1,327,163)       (886,763)
                   Increase in other assets                             (130,203)       (140,989)
                   Increase (decrease) in other liabilities              142,533         (82,503)
                                                                     -----------     -----------

                        Net cash provided by operating activities        314,414          38,756
                                                                     -----------     -----------

      Cash flows from investing activities:
           Investment in bank subsidiary                                              (3,000,000)
           Investment in Valley Commerce Trust I                                         (93,000)
                                                                     -----------     -----------

                        Net cash used in investing activities                         (3,093,000)
                                                                     -----------     -----------

      Cash flows from financing activities:

           Proceeds from the issuance of junior subordinated
               deferrable interest debentures                                          3,093,000
           Cash paid for fractional shares                                (5,726)         (2,259)
           Net proceeds from sale of common stock                      3,749,233
           Proceeds from the exercise of stock options                                   125,000
                                                                     -----------     -----------

                        Net cash provided by financing activities      3,743,507       3,215,741
                                                                     -----------     -----------

      Increase in cash and cash equivalents                            4,057,921         161,497

      Cash and cash equivalents at beginning of year                     161,497
                                                                     -----------     -----------

      Cash and cash equivalents at end of year                       $ 4,219,418     $   161,497
                                                                     ===========     ===========

      Non-cash investing activities:
           Net change in unrealized gain on investment
               securities available-for-sale                         $   (97,817)    $  (334,128)

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Perry-Smith LLP, an independent, registered public accounting firm, has served as the independent certified public accountants for Valley Commerce Bancorp and the Bank since 2003. Our audit committee engaged Perry-Smith LLP on March 14, 2003, as a result of a competitive bid process. Moss Adams LLP served as the independent certified public accountants for Bank of Visalia from December 31, 1999 until December 31, 2002 and served as the independent certified public accountants for Valley Commerce Bancorp from the date it was incorporated on February 21, 2002, through December 31, 2002. In 2003, the audit committee determined to conduct a bid process rather than renew the appointment of Moss Adams LLP in an effort to ensure the best combination of services and pricing in accounting services. Moss Adams LLP participated in the bid process, but the audit committee decided to dismiss Moss Adams LLP on March 14, 2003 and selected Perry-Smith LLP as its independent accountant.

Moss Adams LLP's report on our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles

In connection with the audits of the two most recent fiscal years ended December 31, 2002, there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2004, of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective, as of December 31, 2004, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B - OTHER INFORMATION

There is no information required to be disclosed under this Item.

                                    PART III

          ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The persons named below are members of the Company's board of directors and the Company's executive officers. Directors of Valley Commerce Bancorp are also directors of Bank of Visalia. Directors' terms run until the next annual meeting of shareholders and until their successors are duly elected and qualified.

                                                                               Principal Occupation, Business
                                            Position With         Director     Experience During Past Five Years and
Name                                Age     Company               Since        Other Information
------------------------------------------------------------------------------------------------------------------------------
David B. Day                        62      Director                2000(1)    Chief Executive Officer (retired) of
                                                                               California Delinting Co., a cottonseed
                                                                               conditioning and sales firm.

Walter A. Dwelle                    59      Chairman and            1996(1)    General Partner and Manager of Nella Oil
                                            Director                           Company, an oil marketing and convenience
                                                                               store operator, since 1988.

Thomas A. Gaebe                     54      Director                 2003      Certified public accountant and partner in
                                                                               the public accounting firm of Vollmer, Daniel,
                                                                               Gaebe, Grove & Berg since 1980.

Donald A. Gilles                    61      President, CEO          1996(1)    President and CEO of Valley Commerce
                                            and Director                       Bancorp since 2002; President and CEO of
                                                                               Bank of Visalia since 1996; from 1995-1996,
                                                                               consultant to the Bank of Visalia Organizing
                                                                               Group; and from 1982 to 1995, various
                                                                               positions with Mineral King National Bank,
                                                                               including President, CEO and Director.

Philip R. Hammond, Jr.              57      Director                1999(1)    President of Philip R. Hammond
                                                                               Construction, a commercial property
                                                                               development firm, since 1976; Partner of
                                                                               Tetra Property Management LLC since
                                                                               1998; and Partner of D & H Vineyards since
                                                                               1995.

Russell F. Hurley                   54      Vice Chairman           1996(1)    Attorney and shareholder with the law firm
                                            and Director                       of Hurley & Laird since 1982.

Fred P. LoBue, Jr.                  64      Secretary and           1996(1)    President of LoBue Bros., Inc., a commercial
                                            Director                           orange packing house operation, since 1998;
                                                                               Chief Financial Officer and a director of
                                                                               LoBue Bros., Inc., since 1982; and since
                                                                               1983 President and Chairman of Harvest
                                                                               Container Corp., a manufacturer of
                                                                               corrugated boxes.

                                                                               Principal Occupation, Business
                                            Position With         Director     Experience During Past Five Years and
Name                                Age     Company               Since        Other Information
------------------------------------------------------------------------------------------------------------------------------
Kenneth H. Macklin                  53      Director                2000(1)    Owner and President of H.R. Macklin &
                                                                               Sons, Inc., an agricultural service company
                                                                               involved in the placement of long-term farm
                                                                               loans, appraisals, farm management and real
                                                                               estate brokerage, since 1994; and since 1990
                                                                               Partner in Vintage Equipment Company, a
                                                                               farm equipment operation and leasing
                                                                               company.

Stanley J. Shamoon                  53      Director                1996(1)    President and owner of Visalia Produce
                                                                               Sales, Inc., a produce marketing firm, since
                                                                               1988; and General Partner of Kingsburg
                                                                               Kold Storage, a fruit and vegetable cold
                                                                               storage facility, since 1992.

Roy O. Estridge                     50      Executive Vice            --       Executive Vice President and Chief
                                            President and                      Financial Officer of Bank of Visalia and
                                            Chief Financial                    Valley Commerce Bancorp since 2002. Vice
                                            Officer                            President and Chief Financial Officer for
                                                                               Valley AgCredit in Visalia, California from
                                                                               1992 to 2002, with responsibility for
                                                                               financial management and strategic
                                                                               planning. Senior Vice President and Chief
                                                                               Financial Officer for Pacific Coast Farm Credit
                                                                               in Santa Rosa, California from 1989 to 1992.

Allan W. Stone                      49      Executive Vice            --       Executive Vice President and Chief Credit
                                            President and                      Officer of Valley Commerce Bancorp since
                                            Chief Credit                       2002, Executive Vice President and Chief
                                            Officer                            Credit Officer of Bank of Visalia since June
                                                                               1998.  Senior Vice President and Chief
                                                                               Credit Officer for Bank of Ventura from
                                                                               1994 to 1998.

      (1) Includes service as a director of Bank of Visalia, the predecessor institution of the Company.

There are no family relationships among any of our executive officers or directors.

None of our directors is also a director of any other public company or registered investment company.

Committees of the Board Of Directors

Audit Committee. The members of the Audit Committee are Thomas A. Gaebe, Committee Chairman, Walter A. Dwelle, Fred P. LoBue, Jr., Russell F. Hurley, and Kenneth H. Macklin. All members of the Audit Committee would be deemed independent under Rule 4200(a)(15) of the NASD's listing standards. The Board of Directors has determined that Mr. Gaebe qualifies for designation as a financial expert member of the Audit Committee for purposes of the Sarbanes-Oxley Act. Designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

The principal duties of the Audit Committee are the following: (i) engage a firm of independent certified public accountants on behalf of the Company; (ii) meet with the independent certified public accountants to review and approve the scope of their audit engagement and the fees related to such work; (iii) meet with the Company's financial management, internal audit management and independent certified public accountants to review matters relating to internal accounting controls, the internal audit program, the Company's accounting practices and procedures and other matters relating to the financial condition of the Company and its subsidiaries; and (iv) periodically report to the Board any conclusions or recommendations that the Audit Committee may have with respect to such matters. The Audit Committee met four times during 2004.

Personnel/Compensation Committee. The members of the Personnel/Compensation Committee are David B. Day, Committee Chairman, Donald A. Gilles, Philip R. Hammond, Jr., Fred P. LoBue, Jr. and Stanley J. Shamoon.

The principal duties of the Personnel/Compensation Committee are (i) the selection, recruitment and performance evaluation of executive personnel; (ii) making recommendations to the Board regarding the salary, benefits and incentive compensation to be paid to the Company's executive officers; (iii) the development of corporate-wide compensation and benefit policies; (iv) the development of the Company's personnel policies; (v) the Company's compliance with laws and regulations pertaining to personnel, compensation and employment matters; and (vi) the development of employee training and internal communications programs. The Personnel/Compensation Committee met five times during 2004.

Loan Committee. The members of the Loan Committee are Russell F. Hurley, Committee Chairman, Walter A. Dwelle, Donald A. Gilles, Philip R. Hammond, Jr., and Kenneth H. Macklin.

The Loan Committee is responsible for the approval and supervision of loans and the development of the Company's loan policies and procedures. The Loan Committee met 18 times during 2004.

Asset-Liability Management Committee. The members of the Asset-Liability Management Committee are Philip R. Hammond, Jr., Committee Chairman, David B. Day, Walter A. Dwelle, Thomas A. Gaebe, and Donald A. Gilles. Roy O. Estridge, Executive Vice President and Chief Financial Officer, and Allan W. Stone, Executive Vice President and Chief Credit Officer, serve as management liaisons to the Asset-Liability Management Committee.

The Asset-Liability Management Committee is responsible for (i) the development of policies and procedures related to liquidity and asset-liability management, and (ii) supervision of the Company's investments. The Asset-Liability Management Committee met five times during 2004.

Compliance Committee. The members of the Compliance Committee are Russell F. Hurley, Committee Chairman, Fred P. LoBue, Jr., and Kenneth H. Macklin.

The principal duties of the Compliance Committee are to review, coordinate and monitor the Company's compliance with the federal and state laws and regulations that govern the business and activities of a registered bank holding company and a California state-chartered commercial bank, including the Community Reinvestment Act and the laws and regulations pertaining to equal credit opportunity. The Compliance Committee met one time during 2004.

Executive Committee. The members of the Executive Committee are Walter A. Dwelle, Committee Chairman, Donald A. Gilles, Russell F. Hurley, and Fred P. LoBue, Jr.

The Executive Committee has the authority of the Board in the management of the Company during the intervals between meetings of the Board. The Executive Committee met 11 times during 2004.

Valley Commerce Bancorp does not have a nominating committee. The executive committee performs the functions of a nominating committee. In this capacity, the executive committee develops recommendations of candidates for election or appointment to the board of directors and considers the qualifications that are appropriate in a candidate. The board of directors has determined that all members of the executive committee other than Mr. Gilles are independent under standards for director independence established by Nasdaq. The executive committee does not have a separate charter for its activities as a nominating committee.

The Executive Committee acting as nominating committee does not have a formal policy with regard to consideration of director candidates recommended by shareholders. The Executive Committee has never received such a recommendation. If it were to receive one, the Executive Committee's informal policy would be to consider the recommendation in good faith in light of (i) the minimum qualifications for directors set forth in the Bylaws and in the Notice of Annual Meeting of Shareholders accompanying this Proxy Statement and (ii) whether the recommended candidate would improve the overall expertise, experience and judgment of the Board of Directors.

A shareholder wishing to recommend a candidate for director for consideration at the 2006 Annual Meeting of Shareholders should submit the recommendation in writing no later than November 25, 2005, provide the information required for direct nominations of directors set forth in the Bylaws and in the Notice of Annual Meeting of Shareholders accompanying this Proxy Statement, and provide any other information that the recommending shareholder believes would be useful to the Executive Committee acting as nominating committee in evaluating the potential candidate.

The Company identifies new director candidates through recommendations from existing directors and through other business associates of the Company. The Company has not paid a fee to any third party to identify or evaluate, or to assist in identifying or evaluating, potential nominees.

Code of Ethics

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. The Company undertakes to provide without charge, on request, a copy of the code of ethics. Requests should be submitted in writing to Valley Commerce Bancorp, 200 S. Court St., Visalia, CA 93291.

ITEM 10 - EXECUTIVE COMPENSATION

The following information is furnished with respect to each of the Company's executive officers whose compensation during 2004 exceeded $100,000.

                               Annual Compensation
                               -------------------

             Name and                                                      Other Annual
        Principal Position             Year      Salary          Bonus     Compensation
        ------------------             ----      ------          -----     ------------
Donald A. Gilles
President and Chief Executive          2004     $149,921(1)     $  7,440     $  3,863
Officer                                2003     $128,083(1)     $  3,720     $  3,600
                                       2002     $123,063(1)     $  5,750     $  2,773
Allan W. Stone
Executive Vice President and Chief     2004     $120,423        $ 19,923     $  3,560
Credit Officer                         2003     $119,926        $  3,150     $  3,373
                                       2002     $107,012        $  4,725     $  3,282
Roy O. Estridge
Executive Vice President and Chief     2004     $ 89,902        $ 15,100     $  2,806
Financial Officer                      2003     $ 88,750        $  1,806     $  2,663
                                       2002     $ 60,535        $     --     $    425

(1) Does not include a contribution to a deferred compensation plan for the executive's benefit in the amount of $71,496 in 2004, $96,720 in 2003 and $73,700 in 2002. See "Supplemental Retirement and Life Insurance Plan" herein.

The Company pays the cost of premiums on life insurance policies insuring all employees, including executive officers, in amounts equal to (i) two times each officer's salary, up to a maximum of $200,000 in coverage; (ii) $25,000 for each non-officer employee; (iii) $10,000 for an employee's spouse; and (iv) $5,000 for dependents of employees. The policies are payable to the employees' designated beneficiaries. In addition, the Company provides certain incidental personal benefits to executive officers. The incremental cost to the Company of providing such benefits to the executive officers named above did not, for the fiscal year ended December 31, 2004, exceed 10 percent of the compensation to the executive officers.

Stock Option Plan

The Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan ("Plan") is intended to promote the long-term success of the Company and the creation of shareholder value. The Plan authorizes the Board to grant stock options to officers, employees and directors to purchase up to 249,284 shares. Options may be granted for terms of up to 10 years and with exercise prices not less than fair market value at the time of grant (or 110% of fair market value if required to qualify the option as an "incentive stock option" under the Internal Revenue
Code).

The following table sets forth certain information regarding stock options issued under the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan to the executive officers named in the Summary Executive Compensation Table during 2004:

                                                                                 Potential Realizable Value
                         Number of    % of Total                                   of Assumed Annual Rates
                        Securities      Options                                 of Stock Price Appreciation
                        Underlying    Granted to     Exercise or                       for Option Term
                          Options    Employees in     Base Price    Expiration  ---------------------------
        Name              Granted     Fiscal Year       ($/Sh)         Date          5% ($)      10% ($)
-----------------------------------------------------------------------------------------------------------
Donald A. Giles (1)        3,151           21%          $ 12.70      2/17/2014      $25,167      $63,776
Allan W. Stone               788            6%          $ 12.70      2/17/2014      $ 6,294      $15,949
Roy O. Estridge              788            6%          $ 12.70      2/17/2014      $ 6,294      $15,949

Note: (1) includes 2,363 options granted as director.

Each of the named executive officers had stock options with a market value in excess of the market price at December 31, 2004. The following table summarizes the options held by the named executive officers at December 31, 2004.

                                                        Number of Securities            Value of Unexercised
                                                       Underlying Unexercised               In-the-Money
                          Shares                             Options at                      Options at
                       Acquired on        Value               12/31/04                     12/31/04($)(1)
      Name             Exercise (#)   Realized ($)  Exercisable    Unexercisable    Exercisable   Unexcercisable
----------------------------------------------------------------------------------------------------------------
Donald A. Gilles           None           None         23,701          4,762          $154,400       $ 49,600

Allan W. Stone             None           None          2,604          2,525          $ 19,495       $ 23,006

Roy O. Estridge            None           None          1,654          3,268          $ 13,655       $ 30,470

(1) Based upon the difference between the per share option exercise price and the market value of the common stock at the applicable measurement date.

Supplemental Retirement and Life Insurance Plan

In an effort to attract and retain qualified officers, the Company has implemented a supplemental retirement and life insurance plan for the benefit of certain executive officers.

The defined benefit portion of the plan is designed to provide participating executive officers (currently Mr. Gilles, Mr. Estridge and Mr. Stone) at normal retirement age with an annual retirement benefit of specified amounts to be paid monthly for life under executive supplemental compensation agreements with each of them. The plan has vesting schedules that are designed to create an incentive for the officers to remain in the Company's employment to normal retirement age.

The executive officers who participate in the plan are also provided a death benefit. This benefit is an endorsement split dollar life insurance benefit in an amount that is the lesser of $800,000 or the net-at-risk insurance portion of the proceeds until age 70, the lesser of $500,000 or the net-at-risk insurance portion of the proceeds from age 70 through age 79, and the lesser of $250,000 or the net-at-risk insurance portion of the proceeds at age 80 and thereafter. The net-at-risk insurance portion is the amount of the total policy proceeds less the cash value of the policy. The Company is entitled to the remainder of the policy proceeds.

The Company's obligations under the retirement benefit portion of the plan are not funded; however, the Company has purchased life insurance policies that are actuarially designed to offset the annual expenses associated with the plan and that will, given reasonable actuarial assumptions, offset all plan costs during the lives of the executive officers and provide a complete recovery of all plan costs upon the deaths of the executive officers. The Company has all the ownership rights in the cash values and death benefits of the policies. The Company has paid the premiums for the policies for the three executives in full. The Company records annual increases in the cash values of the policies as income, and, as benefits accrued to the three participants under the plan, the Company records a compensation expense on a annual basis. Although the Company believes that the actuarial assumptions it has made are reasonable and that the policy benefits will fund substantially all of the Company's liability under this plan, the Company will be responsible for payment of accrued benefits even if those assumption prove to be incorrect or the Company does not receive all the insurance cash value or proceeds that it expects.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2004, pertaining to beneficial ownership of our common stock (the sole class of stock outstanding) by our current directors and named executive officers, by all our directors and executive officers as a group and by the only shareholder known to us who owns at least 5% of our outstanding shares. The information in the following table has been obtained from our records or from information furnished directly by the individual or entity to us.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of date set forth above are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of the individual possessing such ownership, but not for any other individuals.

                                                         Amount and
                                                         Nature of
Name and Address                  Relationship           Beneficial        Exercisable       Percent
of Beneficial Owner(1)            with Company           Ownership(2)      Options(3)      of Class(2)
------------------------------------------------------------------------------------------------------
David B. Day                      Director                  41,317            20,089          1.96%

Walter A. Dwelle                  Director                  78,655(5)         21,045          3.73%

Roy O. Estridge                   EVP and CFO                1,811             1,811            (4)

Thomas A. Gaebe                   Director                  14,745             7,245            (4)

Donald A. Gilles                  President, CEO and        32,558            24,329          1.54%
                                  Director

Philip R. Hammond, Jr             Director                  71,738(6)         20,089          3.40%

Russell F. Hurley                 Director                  72,011(7)         21,045          3.42%

Fred P. LoBue, Jr                 Director                  63,702(8)         21,045          3.02%

Kenneth H. Macklin                Director                  30,498(9)         19,178          1.45%

Stanley J. Shamoon                Director                  36,397(10)        21,045          1.73%

Allan W. Stone                    EVP and CCO                4,621(11)         2,762            (4)

All directors and executive                                448,053           179,683         19.76%
officers as a group (11 in
number)

The Banc Fund Company, LLC        Principal                198,561(12)            --          9.51%
208 South LaSalle Street          Shareholder
Chicago, Illinois 60604

(1) Except as show, the address for all persons is c/o Valley Commerce Bancorp, 200 South Court Street, Visalia, California, 93291.

(2) Includes shares beneficially owned (including options exercisable within 60 days of the Record Date, as shown in the "Exercisable Options" column), both directly and indirectly together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted. Listed amounts include
      (i) stock dividends paid in prior years, including a five percent stock dividend paid on May 16, 2004 to shareholders of record as of April 27, 2004, and (ii) a three-for-two stock split issued on September 3, 2004 to shareholders of record as of August 20, 2004.

(3) Indicates number of shares subject to options currently exercisable within 60 days of the record date.

(4) Represents less than one percent of the outstanding shares of the Company's Common Stock.

(5)   Includes 34,150 shares held in a personal Individual Retirement Account.

(6) Includes 34,119 shares held by the Philip R. Hammond Construction Company Profit Sharing Plan.

(7) Includes 20,100 shares held by Milru Ranch Company, of which he is a general partner, and 17,008 shares held by the Hurley & Laird Retirement Trust, and 2,689 shares held as custodian for Joseph F. Hurley, his minor child.

(8) Includes 2,001 shares held in the name of Donna S. LoBue, his wife, and 9,022 shares held in an Individual Retirement Account.

(9)   Includes 9,820 shares held by Vintage Equipment Profit Sharing Plan.

(10)  Includes 198 shares held in the name of Adam Shamoon, his minor child.

(11)  Includes 1,000 shares held in an Individual Retirement Account.

(12)  As of March 15, 2005.

Management is not aware of any arrangements, including the pledge by any person of the Company's shares, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business, and the Company expects these persons to have such ordinary banking transactions with the Bank in the future. In the opinion of management of the Company, all loans and commitments to lend included in such transactions were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and do not involve more than the normal risk of collectability or present other unfavorable features. While the Company does not have any limits on the aggregate amount it may lend to directors and executive officers as a group, loans to individual directors and officers must comply with the Company's lending policies and statutory lending limits. In addition, prior approval of the Company's Board of Directors is required for all such loans.

Transactions With Management and Others

In 2004 there were no material transactions between the Company and any of the Company's directors, executive officers, nominees for election as a director, or the immediate family or associates of any of the foregoing persons, except as follows: The Company leases office space in a building owned by the CPA firm of director Thomas A. Gaebe to house credit and finance personnel employed by Bank of Visalia. The lease was executed in January 2003, prior to Mr. Gaebe becoming a director of the Company. The office space was leased under a noncancelable operating lease for three years with an option to extend the lease for two additional years. The leased premises consist of an office suite of approximately 2,265 square feet in a four-story office building. The lease for the primary operating area is a triple net lease with monthly rent of $3,171 during 2004 and January 2005 and with monthly rent of $3,284 beginning in February 2005 until the term expires on January 31, 2006. In the event the renewal option is exercised the annual rent to be paid will increase by approximately 3.5% in each of the extension years. The Board has determined that the terms of the lease are comparable to the rates available for similar space in the area in which the leased premises are located.

ITEM 13 - EXHIBITS

The exhibits to this report are incorporated by reference to the documents set forth on the exhibit index which is attached hereto.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee meets with Perry-Smith LLP at least quarterly during the year. At such times, the Audit Committee reviews both audit and non-audit services performed by Perry-Smith as well as the fees charged for such services. The Audit Committee has delegated its authority to the chairman of the Audit Committee to preapprove requests for non-audit services. Among other things, the Audit Committee or the chairman of the Committee examines the effect that performance of non-audit services may have upon the independence of the auditors.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements, review of consolidated financial statements included in the Company's regulatory filing and services normally provided by the independent auditor in connection with regulatory filings. The aggregate amount of fees billed by Perry-Smith, LLP for professional services rendered for the audit of the Company's annual financial statements and review of documents filed with the Securities and Exchange
Commission during the fiscal year ended December 31, 2004 was $195,100 and during the fiscal year ended December 31, 2003 was $40,900.

Audit-Related  Fees.   Perry-Smith,   LLP  did  not  perform  any  audit-related
professional services for the Company during the fiscal years ended December 31, 2004 and December 31, 2003.

Tax Fees. Tax services consist of compliance fees for the preparation of tax returns and tax payment-planning services. Tax services also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation. The aggregate amount of fees billed by Perry-Smith, LLP for tax compliance, tax advice, tax planning and related tax services for the fiscal year ended December 31, 2004 was $10,500 and for the fiscal year ended December 31, 2003 was $1,500.

All Other Fees. Perry-Smith, LLP did not perform any other services for the Company during the fiscal years ended December 31, 2004 and December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

                                       VALLEY COMMERCE BANCORP


                                       By:         /s/ Donald A. Gilles
                                           -------------------------------------
                                                     Donald A. Gilles
                                           President and Chief Executive Officer


                                       By:          /s/ Roy O. Estridge
                                           -------------------------------------
                                                      Roy O. Estridge
                                               Executive Vice President and
                                                  Chief Financial Officer

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald A. Gilles or Roy O. Estridge as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                      Date
          ---------                          -----                      ----


/s/ Donald A. Gilles            Director and Chief Executive      March 30, 2005
------------------------------  Officer (Principal Executive
       Donald A. Gilles         Officer)


/s/ Roy O. Estridge             Chief Financial Officer           March 30, 2005
------------------------------  (Principal Financial Officer and
       Roy O. Estridge          Principal Accounting Officer)

/s/ David B. Day                Director                          March 30, 2005
------------------------------
       David B. Day


/s/ Walter A. Dwelle            Chairman and Director             March 30, 2005
------------------------------
       Walter A. Dwelle


/s/ Thomas A. Gaebe             Director                          March 30, 2005
------------------------------
       Thomas A. Gaebe


/s/ Philip R. Hammond, Jr.      Director                          March 30, 2005
------------------------------
       Philip R. Hammond, Jr.


/s/ Russell F. Hurley           Vice Chairman and Director        March 30, 2005
------------------------------
       Russell F. Hurley


/s/ Fred P. LoBue, Jr.          Secretary and Director            March 30, 2005
------------------------------
       Fred P. LoBue, Jr.


/s/ Kenneth H. Macklin          Director                          March 30, 2005
------------------------------
       Kenneth H. Macklin


/s/ Stanley J. Shamoon          Director                          March 30, 2005
------------------------------
       Stanley J. Shamoon

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The issuer has not yet sent an annual report covering its last fiscal year or proxy statement, form of proxy or other proxy soliciting material to security holders. Such report or proxy material is to be furnished to security holders on or about the date of the filing of the annual report on this Form. The Issuer will furnish copies of such material to the Commission when it is sent to security holders.

                                  Exhibit Index

Exhibit     Description of Document
-------     -----------------------

3.1         Articles of Incorporation of the Company, as amended (1)

3.2         Bylaws of the Company (1)

4.3         Specimen Stock Certificate (2)

10.1        Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan
            (1)

10.2        Lease of premises at 200 South Court Street, Visalia (1)

10.3        Executive Supplemental Compensation Agreement with Donald A. Gilles
            (1)

10.4        Executive Supplemental Compensation Agreement with Roy O. Estridge
            (1)

10.5        Executive Supplemental Compensation Agreement with Allan W. Stone
            (1)

10.6        Amended and Restated Declaration of Trust of Valley Commerce Trust I
            (1)

10.7 Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)

10.8        Junior Subordinated Debt Security Due 2003 of Valley Commerce
            Bancorp (1)

10.9 Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)

16.1        Letter from Moss Adams LLP regarding change in certifying accountant
            (2)

21          Subsidiaries of the Company (1)

24          Powers of Attorney (included on signature pages)

31          Rule 13a-14(a)/15d-14(a) Certifications

32          Section 1350 Certifications

----------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form SB-2, filed September 9, 2004.

(2) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form SB-2/A, filed October 27, 2004.