Form 10QSB
period 2005-03-31
Valley Commerce Bancorp
filed 2005-05-16
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 333-118883

                             VALLEY COMMERCE BANCORP
           (Name of small business issuer as specified in its charter)

           California                                    46-1981399
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             200 South Court Street
                            Visalia, California 93291
                    (Address of principal executive offices)

                                 (559) 622-9000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock was 2,087,508 as of May 11, 2005.

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

--------------------------------------------------------------------------------

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited) at March 31, 2005 and December 31, 2004

Consolidated Statements of Income (unaudited) for the Three Month Periods ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods ended March 31, 2005 and 2004.

Notes to Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

SIGNATURES

                                     PART I

                           Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-QSB including, but not limited to, those described in Item 2 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Quarterly Report on Form 10-QSB the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 - FINANCIAL STATEMENTS

                             VALLEY COMMERCE BANCORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     March 31,       December 31,
                                                                                       2005             2004
                                                                                   -------------    -------------
Assets
------
Cash and due from banks                                                            $   8,682,634    $   9,036,062
Federal funds sold                                                                    11,220,000       17,750,000
                                                                                   -------------    -------------
     Total cash and cash equivalents                                                  19,902,634       26,786,062
Available-for-sale investment securities (amortized cost of $47,584,513 at March
   31, 2005 and $38,226,862 at December 31, 2004)                                     46,794,000       39,099,000
Loans, less allowance for loan losses of $1,431,818 at March 31, 2005 and
   $1,400,818 at December 31, 2004                                                   118,850,321      114,834,245
Bank premises and equipment, net                                                       1,112,857        1,033,586
Cash surrender value of Bank-owned life insurance                                      2,703,349        2,677,318
Accrued interest receivable and other assets                                           3,283,199        2,576,391
                                                                                   -------------    -------------
         Total assets                                                              $ 192,646,360    $ 186,006,602
                                                                                   =============    =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
  Noninterest bearing                                                              $  54,336,819    $  58,394,071
  Interest bearing                                                                    60,911,199       54,689,181
  Time                                                                                43,929,994       43,340,652
                                                                                   -------------    -------------
     Total deposits                                                                  159,178,012      156,423,904
Accrued interest payable and other liabilities                                           907,847          834,588
Long-term debt                                                                         9,277,590        9,322,472
Junior subordinated deferrable interest debentures                                     3,093,000        3,093,000
                                                                                   -------------    -------------
       Total liabilities                                                             172,456,449      169,673,964
                                                                                   -------------    -------------

Commitments and contingencies (Note 5)

Shareholders' equity (Note 2 and 3):
  Serial preferred stock - no par value; 10,000,000 shares authorized, none
     issued                                                                                   --               --
  Common stock - no par value; 30,000,000 shares authorized; issued and outstanding - 2,087,508 shares at March 31, 2005 and 1,788,258 shares at
     December 31, 2004                                                                18,331,138       14,451,969
  Retained earnings                                                                    2,341,143        1,959,281
  Accumulated other comprehensive loss (Note 4)                                         (482,369)         (78,612)
                                                                                   -------------    -------------
       Total shareholders' equity                                                     20,189,911       16,332,638
                                                                                   -------------    -------------
       Total liabilities and shareholders' equity                                  $ 192,646,360    $ 186,006,602
                                                                                   =============    =============

            See notes to unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                            -------------------------
                                                                                2005          2004
                                                                            -----------   -----------
Interest Income:
  Interest and fees on loans                                                $ 2,091,932   $ 1,719,257
  Interest on investment securities:
     Taxable                                                                    321,401       160,527
     Exempt from Federal income taxes                                            42,805        17,879
  Interest on Federal funds sold                                                123,505        14,304
  Interest on deposits in banks                                                                 1,765
                                                                            -----------   -----------
       Total interest income                                                  2,579,643     1,913,732
                                                                            -----------   -----------
Interest Expense:
  Interest on deposits                                                          402,749       257,987
  Interest on borrowings                                                         98,260        56,758
  Interest on junior subordinated deferrable interest debentures                 45,782        34,573
                                                                            -----------   -----------
       Total interest expense                                                   546,791       349,318
                                                                            -----------   -----------
         Net interest income before provision for loan losses                 2,032,852     1,564,414
Provision for Loan Losses                                                        31,000        35,000
                                                                            -----------   -----------
         Net interest income after provision for loan losses                  2,001,852     1,529,414
Non-Interest Income:
  Service charges                                                               123,824       116,936
  Gain on sale of available-for-sale investment securities, net                                 7,390
  Mortgage loan brokerage fees                                                   39,172        37,687
  Earnings on cash surrender value of life insurance policies                    26,031        18,514
  Other                                                                          38,372        33,368
                                                                            -----------   -----------
       Total noninterest income                                                 227,399       213,895
                                                                            -----------   -----------
Non-Interest Expense:
   Salaries and employee benefits                                               898,377       699,662
   Occupancy and equipment                                                      174,993       146,566
   Other                                                                        534,019       449,167
                                                                            -----------   -----------
       Total noninterest expense                                              1,607,389     1,295,395
                                                                            -----------   -----------
         Income before provision for income taxes                               621,862       447,914

Provision for income taxes                                                      240,000       164,000
                                                                            -----------   -----------
       Net income                                                           $   381,862   $   283,914
                                                                            ===========   ===========

Basic earnings per share (Notes 2 and 3)                                    $      0.19   $      0.20
Diluted earnings per share (Notes 2 and 3)                                  $      0.18   $      0.19

            See notes to unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                       ------------------------------
                                                                                           2005             2004
                                                                                       -------------    -------------
Cash Flows from Operating Activities:
   Net income                                                                          $     381,862    $     283,914
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                  31,000           35,000
   Increase in deferred loan origination fees, net                                            58,772           97,023
   Depreciation                                                                               46,167           35,750
   Amortization of intangibles                                                                15,634           15,634
   Provision for (benefit from) deferred income tax                                          (42,000)         177,239
   Net gain on sale of available-for-sale investment securities                                                (7,390)
   Amortization and accretion of investment securities, net                                   18,012           34,030
   Net loss on sale of premises and equipment                                                                     450
   Increase in cash surrender value of life insurance                                        (26,031)         (18,514)
   Increase(Decrease) in accrued interest receivable and other assets                       (421,113)        (350,560)
   Increase(Decrease) in accrued interest payable and other liabilities                       73,259        1,436,170
                                                                                       -------------    -------------
   Net cash provided by operating activities                                                 135,562        1,738,748
                                                                                       -------------    -------------

Cash Flows from Investing Activities:
   Proceeds from matured and called available-for-sale investment securities               1,500,000        2,900,001
   Proceeds from sales of available-for-sale investment securities                                          1,297,000
   Purchases of available-for-sale investment securities                                 (11,353,641)      (2,244,747)
   Proceeds from principal repayments from available-for-sale government-guaranteed
      mortgage-backed securities                                                             477,544          537,776
   Purchase of Federal Home Loan Bank Stock                                                                    (7,100)
   Decrease in interest-bearing deposits with banks                                                           198,000
   Net increase in loans                                                                  (4,105,848)      (2,486,356)
   Purchase of premises and equipment                                                       (125,438)         (30,938)
   Life insurance policy deposit                                                                           (1,000,000)
                                                                                       -------------    -------------
   Net cash used in investing activities                                                 (13,607,383)        (836,364)
                                                                                       -------------    -------------

                             Continued on next page.

                             VALLEY COMMERCE BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                               ----------------------------
                                                                                   2005            2004
                                                                               ------------    ------------
Cash Flows from Financing Activities:
    Net increase (decrease) in demand, interest bearing and savings deposits   $  2,164,766    $ (1,075,731)
    Net increase in time deposits                                                   589,342         769,093
    Proceeds from the issuance of stock                                           3,879,167
    Proceeds from Federal Home Loan Bank term advances                                              200,000
    Payments on Federal Home Loan Bank term advances                                (44,882)        (97,766)
                                                                               ------------    ------------
        Net cash provided by financing activities                                 6,588,393        (204,404)
                                                                               ------------    ------------

          Increase (decrease) in cash and cash equivalents                       (6,883,428)        697,980
Cash and Cash Equivalents at Beginning of Year                                   26,786,062      11,754,585
                                                                               ------------    ------------
Cash and Cash Equivalents at End of Period                                     $ 19,902,634    $ 12,452,565
                                                                               ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest expense                                                           $    269,546    $    376,246
    Income taxes                                                               $    455,000    $    250,000

Non-Cash Investing Activities:
  Net change in unrealized loss on available-for-sale securities               $   (663,085)   $    163,397

            See notes to unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp's (the "Company") consolidated financial position at March 31, 2005 and December 31, 2004; the results of its operations for the three-month periods ended March 31, 2005 and 2004, and changes in its cash flows for the three-month periods ended March 31, 2005 and 2004 have been included. Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.    STOCK-BASED COMPENSATION

At March 31, 2005, the Company had one stock-based compensation plan, for which 249,284 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based compensation. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. During the three-month period ended March 31, 2005, no options were awarded by the Company to its officers and directors. During the three-month period ended March 31, 2004, options for 34,196 shares of common stock were awarded by the Company to its officers and directors. The calculated weighted average fair value of the options granted in the 2004 period was $4.10 per option.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123 is as follows:

                                                          For the Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2005          2004
                                                        ---------     ---------
Net income as reported                                  $ 381,862     $ 283,914
Deduct: Total stock-based compensation expense
   determined under the fair value based method
   for all awards, net of related tax effects             (7,000)       (7,500)
                                                        ---------     ---------
   Pro forma net income                                 $ 374,862     $ 276,414
                                                        =========     =========

Basic earnings per share - as reported                  $    0.19     $    0.20
                                                        =========     =========
Basic earnings per share - pro forma                    $    0.18     $    0.19
                                                        =========     =========

Diluted earnings per share - as reported                $    0.18     $    0.19
                                                        =========     =========
Diluted earnings per share - pro forma                  $    0.18     $    0.18
                                                        =========     =========

3.    EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised. Diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options. Earnings per share computations have been retroactively adjusted for stock splits and stock dividends for all periods presented.

                                                         For the Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                          2005           2004
                                                      -----------    -----------
Earnings Per Share:
  Basic earnings per share                            $      0.19    $      0.20
  Diluted earnings per share                          $      0.18    $      0.19
Weighted Average Number of Shares Outstanding:
  Basic shares                                          2,087,508      1,437,508
  Diluted shares                                        2,110,206      1,525,073

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their antidilutive effect. In the three-month period ended March 31, 2004, a total of 34,196 stock options are not included in the computation of diluted earnings per share. There were no options granted in the 2005 period.

4.    COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income for the three-month periods ended March 31, 2005 and 2004 totaled ($21,895) and $385,345, respectively. Other comprehensive loss, comprised of net changes in unrealized gains and (losses), net of taxes, on available-for-sale investment securities, totaled ($403,757) and $101,431 for the three-month periods ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, accumulated other comprehensive income / (loss) totaled ($482,369) and ($78,612), respectively, and as reflected as a component of shareholders' equity.

5.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $30.2 million and $28.6 million and letters of credit of $1.6 million and $0.9 million at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, consumer loan commitments represent approximately 9% of total commitments and are generally unsecured. Agricultural loan commitments represent approximately 7% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 52% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 32% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Stand-by letters of credit are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value represented by the fees received for issuing the guarantee. The defferred liability related to the Company's letters of credit was not considered significant at March 31, 2005 or December 31, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of operations should be read together with the financial statements and notes thereto appearing in Item 1, Financial Statements, included in this Quarterly Report on Form 10-QSB.

Introduction

Valley Commerce Bancorp (the Company) is the holding company for Bank of Visalia, a California state chartered bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest received on real estate related loans, commercial loans, and consumer loans and to a lesser extent fees from the brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Company's major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations. The Company does not currently conduct any operations other than through the Bank.

The Company's founders opened the Bank in 1996 to serve as a community bank in the city of Visalia, which is the primary metropolitan area of Tulare County, as well as surrounding areas. The Bank operated solely from its branch office in Visalia until 1998 when the Bank purchased two branch offices from Bank of America in the Tulare County towns of Woodlake and Tipton. In October 2003, the Bank acquired the branch facilities and deposits of the Fresno branch of Humboldt Bank. This location was the Bank's first office outside of Tulare County and achieved the Bank's strategic goal of entering the Fresno marketplace. One of the Company's primary strategic objectives is to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions should they become available.

The Bank plans to change its name to "Valley Business Bank" in July 2005.

Overview

The Company earned net income of $382,000, or $0.18 per diluted share, for the quarter ended March 31, 2005, compared to $284,000, or $0.19 per diluted share, for the quarter ended March 31, 2004. The annualized quarterly return on average assets was 0.80% for 2005 and 0.81% for 2004. The annualized quarterly return on average shareholders' equity for 2005 and 2004 was 8.11% and 10.11%, respectively.

At March 31, 2005, the Company's total assets were $193 million, representing an increase of $52 million or 37% compared to March 31, 2004. Total loans, net of the allowance for loan losses, were $119 million at March 31, 2005, representing an increase of $15 million or 15% compared to March 31, 2004. Total deposits were $159 million at March 31, 2005, representing an increase of $40 million or 34% compared to March 31, 2004. Comparing March 31, 2005 and December 31, 2004 balances, total assets increased by $6.6 million or 4%, total net loans increased by $4.0 million or 3%, and total deposits increased by $2.7 million or 2%.

At March 31, 2005, the Company's leverage ratio was 12.1% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 17.6% and 18.6%, respectively. At December 31, 2004, the Company's leverage ratio was 10.8% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 14.7% and 15.8%, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at March 31, 2004 were 10.1%, 13.1% and 14.4%, respectively.

The following discussing and analysis sets forth certain financial and statistical information relating to the Company as of March 31, 2005, and December 31, 2004, and for the three-month periods ended March 31, 2005 and 2004.

Results of Operations for the Three Months Ended March 31, 2005

Net Interest Income

Total interest income for the three-month period ended March 31, 2005 was $2.6 million, an increase of $666,000 or 35% from the same period in 2004. Average earning assets in the 2005 period increased by $49.3 million or 38% compared to the 2004 period due to increases in average Federal funds sold of $14.5 million or 250%, average available-for-sale securities of $21.8 million or 105%, and average loans of $13.1 million or 13%.

The weighted average taxable-equivalent yield on total interest-earning assets was 5.89% in the 2005 period compared to 5.95% in the 2004 period. The decrease in average yield was attributable to Federal funds sold, which had a lower yield than other earning asset categories, becoming a larger percentage of total average earning assets in the 2005 period. The individual average yields for Federal funds sold, available-for-sale investment securities, and loans increased in the 2005 period due to increases in the Federal funds rate and short and medium-term market interest rates compared to the 2004 period.

Total interest expense for the three-month period ended March 31, 2005 was $547,000, an increase of $198,000 or 57% from the same period in 2004. Average interest-bearing liabilities in the 2005 period increased by $23.9 million or 27% compared to the 2004 period due to increases in average interest-bearing deposits of $9.8 million or 21%, average time deposits of $9.9 million or 29%, and average long-term debt of $4.2 million or 82%.

The average rate paid on interest-bearing liabilities was 1.96% in the 2005 period compared to 1.59% in the 2004 period. The increase in rates paid was attributable to increased market interest rates for deposits, increased medium-term borrowings from the Federal Home Loan Bank and higher interest payments on subordinated interest debentures related to trust preferred securities.

Net interest income before provision for loan losses increased to $2.0 million for the 2005 period from $1.56 million for the 2004 period due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of $338,000, while the increase in interest rates increased net interest income by an additional $130,000.

The Company's net interest margin on a tax equivalent basis decreased 25 bps (from 4.90% to 4.65%) in the 2005 period compared to the 2004 period. The decrease in net interest margin was attributable to the increased cost of funds in the 2005 period and to the change in the composition of total interest-earning assets as described above.

The increased significance of noninterest-bearing deposits as a funding source prevented the net interest margin from deteriorating further. Average noninterest-bearing deposits totaled $59.3 million, representing 37% of average deposits during the 2005 period, compared to average noninterest-bearing deposits of $38.8 million, representing 32% of average deposits, during the 2004 period.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

             Average balances and weighted average yields and rates
             ------------------------------------------------------

                                                                                    Quarters ended March 31,
                                                                ----------------------------------------------------------------
                                                                             2005                              2004
                                                                ------------------------------    ------------------------------
                                                                            Interest   Average                Interest   Average
                                                                Average     income/     yield/    Average     income/     Yield/
(dollars in thousands)                                          Balance     Expense     Cost      Balance     Expense     cost
                                                                --------    --------    -----     --------    --------    -----
ASSETS
Due from banks                                                                                    $    166    $      2     4.85%
Federal funds sold                                              $ 20,357    $    124     2.47%       5,813          14      .97%
Available-for-sale investment securities:
       Taxable                                                    37,737         321     3.45%      18,540         161     3.49%
       Non-taxable (1)                                             4,795          43     5.51%       2,180          18     5.03%
                                                                --------    --------    -----     --------    --------    -----
    Total securities (1)                                          42,532         364     3.68%      20,720         179     3.65%
Loans (2) (3)                                                    116,276       2,092     7.30%     103,202       1,719     6.70%
                                                                --------    --------    -----     --------    --------    -----
    Total interest-earning assets (1)                            179,165       2,580     5.89%     129,901       1,914     5.95%
Noninterest-earning assets, net of allowance for loan losses      15,661                             9,937
                                                                --------                          --------
    Total assets                                                $194,826                          $139,838
                                                                ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing                                              $ 56,863    $    151     1.08%    $ 47,039    $     88      .75%
  Time deposits less than $100,000                                27,480         102     1.51%      17,684          81     1.84%
  Time deposits $100,000 or more                                  16,193         150     3.76%      16,053          89     2.23%
                                                                --------    --------    -----     --------    --------    -----
    Total interest-bearing deposits                              100,536         403     1.63%      80,776         258     1.28%
Long-term debt                                                     9,296          98     4.28%       5,205          57     4.44%
Junior subordinated deferrable interest debentures                 3,093          46     6.03%       3,093          33     4.33%
                                                                --------    --------    -----     --------    --------    -----
    Total interest-bearing liabilities                           112,925         547     1.96%      89,074         349     1.59%
                                                                            --------    -----                 --------    -----
Noninterest bearing deposits                                      59,313                            38,786
Other liabilities                                                  3,438                               711
                                                                --------                          --------
    Total liabilities                                            175,676                           128,571
Shareholders' equity                                              19,150                            11,267
                                                                --------                          --------
    Total liabilities and shareholders' equity                  $194,826                          $139,838
                                                                ========                          ========
Net interest income and margin (1)                                          $  2,033     4.65%                $  1,565     4.90%
                                                                            ========    =====                 ========    =====

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.

(3) Interest income includes amortized loan fees of $46 and $52 for 2005 and 2004, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2005 and 2004. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                         2005 period vs 2004 period
                                                    Increase (decrease) due to change in:
                                                      Average      Average
                                                      Volume        Rate (1)    Total
                                                      -------      ---------    ------
(In thousands)
Increase (decrease) in interest income:
Due from banks                                        $   (2)      $    0       $   (2)
Federal funds sold                                        35           75          110
Available-for-sale investments securities                197          (12)         185
Loans                                                    216          157          373
                                                      ------       ------       ------
     Total interest income                               446          220          666

(Decrease) increase in interest expense:
Interest-bearing deposits                                 18           45           63
Time deposits less than $100,000                          44          (23)          21
Time deposits $100,000 or more                             1           60           61
Long-term debt                                            46           (5)          41
Junior subordinated deferrable interest debentures         0           13           13
                                                      ------       ------       ------
     Total interest expense                              108           90          198
                                                      ------       ------       ------
     Increase in net interest income                  $  338       $  130       $  468
                                                      ======       ======       ======

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.


Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. For the three-month periods ended March 31, 2005 and 2004, the Company recorded provisions for loan losses of $31,000 and $35,000, respectively. The Company recorded no loan charge-offs or recoveries during the 2005 period, compared to $8,000 of net loan recoveries recorded during the 2004 period.

Non-Interest Income

Noninterest income for the three-month periods ended March 31, 2005 and 2004 totaled $227,000 and $214,000, respectively, an increase of $13,000 or 6%. The components of noninterest income during each period were as follows:

                               Noninterest income
                               ------------------

                                                  Quarter ended March 31,
                                                  -----------------------          Increase
(in thousands)                                     2005             2004          (Decrease)
                                                  ------           ------           ------
Service charges                                   $  124           $  117           $    7
Gain on sale of available-for-sale investment
securities                                             0                7               (7)
Mortgage loan brokerage fees                          39               38                1
Earnings on cash surrender value of life
insurance policies                                    26               19                7
Other                                                 38               33                5
                                                  ------           ------           ------
     Total noninterest income                     $  227           $  214           $   13
                                                  ======           ======           ======

The increase in noninterest income was due to increased service charges resulting from an increase in the number of deposit accounts, and to greater earnings on cash surrender value of life insurance policies caused by rising market interest rates.

Non-Interest Expense

Noninterest expense was $1.6 million in the first quarter of 2005 compared to $1.3 million in the first quarter of 2004, an increase of $0.3 million or 24%. The increase was due primarily to increased employee costs associated with the Company's growth.

The following table describes the components of noninterest expense for the three-month periods ended March 31, 2005 and 2004:

                               Noninterest expense
                               -------------------

                                         Quarter ended March 31,
                                         -----------------------       Increase
(in thousands)                             2005           2004        (Decrease)
                                         --------       --------       --------
Salaries and employee benefits           $    898       $    700       $    198
Occupancy and equipment                       175            147             28
Data processing                               103            104             (1)
Operations                                     99             90              9
Professional and legal                         72             57             15
Advertising and business
development                                    53             33             20
Telephone and postal                           37             33              4
Supplies                                       43             25             18
Assessment and insurance                       36             27              9
Amortization expense                           16             16              0
Other expenses                                 75             63             12
                                         --------       --------       --------
     Total noninterest expense           $  1,607       $  1,295       $    312
                                         ========       ========       ========

Provision for Income Taxes

The provisions for income taxes for the three-month periods ended March 31, 2005 and 2004 was $240,000 and $164,000, respectively. The effective tax rates for these periods were 38.6%, and 36.6%, respectively.

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders' equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

                  Market value of securities available for sale
                  ---------------------------------------------

                                                March 31, 2005
                                  ---------------------------------------------
(in thousands)                    Amortized  Unrealized  Unrealized      Fair
                                    Cost        Gain        Loss         Value
                                    ----        ----        ----         -----
U.S. government  agencies         $ 26,443    $      0    $   (449)    $ 25,994
Mortgage-backed securities           4,903          40         (71)       4,872
Municipal securities                11,643           0        (214)      11,429
Corporate debt securities            4,596           1         (98)       4,499
                                  --------    --------    --------     --------
    Total                         $ 47,585    $     41    $   (832)    $ 46,794
                                  ========    ========    ========     ========

                                               December 31, 2004
                               ------------------------------------------------
(in thousands)                   Amortized   Unrealized  Unrealized    Fair
                                   Cost         Gain        Loss      Value
                                   ----         ----        ----      -----
U.S. government  agencies         $ 20,988    $      5    $   (118)    $ 20,875
Mortgage-backed securities           8,790          12         (48)       8,754
Municipal securities                 4,382          66         (31)       4,417
Corporate debt securities            4,067           4         (18)       4,053
                                  --------    --------    --------     --------
    Total                         $ 38,227    $     87    $   (215)    $ 38,099
                                  ========    ========    ========     ========

Loans

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)             March 31, 2005          December 31, 2004
                                --------------------      --------------------
Commercial                      $  34,646        29%      $  34,389        29%
Real estate - mortgage (1)         61,254        51          60,688        52
Real estate - construction         19,473        16          14,694        13
Agricultural                        3,406         3           4,535         4
Consumer and other                  2,021         1           2,388         2
                                ---------     -----       ---------     -----
    Subtotal                      120,800       100%        116,694       100%
                                              =====                     =====
Deferred loan fees, net              (518)                     (459)
Allowance for loan losses          (1,432)                   (1,401)
                                ---------                 ---------
    Total loans, net            $ 118,850                 $ 114,834
                                =========                 =========

(1)   Consists primarily of commercial mortgage loans.

Although the first quarter of 2005 saw real estate - construction loans increase more rapidly that other loan portfolio segments, the primary focus of the lending division is commercial loans, including commercial mortgage loans. This is attributable to the rapidly growing commercial economy in the Company's lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but the Company lends in the agricultural sector on a very selective basis due to the volatility of that market and other factors. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets. Nonperforming assets at March 31, 2005 and December 31, 2004 were $41,000 and $81,000, respectively, and were comprised entirely of nonaccrual loans.

Allowance for Loan Losses

The allowance for loan losses totaled $1.43 million or 1.2% of total loans at March 31, 2005. This compared to $1.48 million or 1.4% of total loans at March 31, 2004 and $1.40 million or 1.2% at December 31, 2004. The decrease in the allowance percentage from March 31, 2004 reflected a significant loan charge-off recorded in the second quarter of 2004. The charge-off had been anticipated by management which had allocated a portion of the total allowance to the specific loan. In its periodic analysis of the allowance for loan losses, management believes that the allowance for loan losses is adequate at 1.2% of total loans at both December 31, 2004 and March 31, 2005. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                      Changes in allowance for loan losses
                      ------------------------------------

                                                      Quarter ended March 31,
(dollars in thousands)                                 2005             2004
                                                       ----             ----

Balance, beginning                                  $   1,401        $   1,393
Provision for loan losses                                  31               35
Charge-offs                                                 0                0
Recoveries                                                  0                8
                                                    ---------        ---------
Balance, ending                                     $   1,432        $   1,436
                                                    =========        =========

Net charge-offs (recoveries) to average loans
  outstanding                                              0%           (0.01)%
Average loans outstanding                           $ 116,743        $ 103,582
Ending allowance to total loans outstanding              1.19%            1.37%

Deposits

Total deposits were $159.2 million as of March 31, 2005, an increase of $2.8 million or 2% (not annualized) from the December 31, 2004 balance of $156.4 million. The relatively low rate of deposit growth in the first quarter of 2005 followed exceptionally high growth in the fourth quarter of 2004 during which total deposits increased by $20.0 million or 14%. Total deposits at March 31, 2005 consisted of 34% noninterest-bearing deposits, 38% interest-bearing deposits, and 28% time deposits. The December 31, 2004 deposit mix consisted of 37% noninterest bearing deposits, 35% interest-bearing deposits, and 28% time deposits. The percentage of noninterest bearing accounts at March 31, 2005, while still favorable, decreased from December 31, 2004 due to customer usage of cash funds or redeployment into interest-bearing accounts during the first quarter of 2005.

Borrowings

At March 31, 2005 and December 31, 2004, long-term debt outstanding from the Federal Home Loan Bank remained unchanged at $9.3 million as no new debt was incurred. The balance of Junior Subordinated Deferrable Interest Debentures at March 31, 2005 also remained unchanged from December 31, 2004 at $3.1 million. During the first quarter of 2005, the Company did not utilize its short-term unsecured borrowing arrangements with correspondent banks.

Capital Resources

At March 31, 2005 and December 31, 2004, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Bank of Visalia exceeded the minimum requirements of a "well capitalized" institution.

On September 9, 2004, the Company filed a registration statement with the Securities and Exchange Commission (SEC) for the public sale of 650,000 shares of common stock. The SEC declared the registration statement effective on December 23, 2004. On December 29, 2004, the Company sold 350,750 shares of common stock to the Company's underwriter, Wedbush Morgan Securities; the remaining 299,250 shares were sold directly by the Company in January 2005. The entire stock offering added $7.6 million to the Company's capital. The balance of stockholders' equity increased from $16.3 million at December 31, 2004 to $20.2 million at March 31, 2005. The increase primarily reflected the proceeds from January 2005 sale of common stock.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At March 31, 2005, and March 31, 2004, the entire $3.0 million was included in Tier 1 capital.

The Company declared a three-for-two stock split in August 2004 and paid 5% stock dividends in 2004 and 2003. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

The following table summarizes the Company's risk-based capital ratios as of March 31, 2005 and December 31, 2004:

                       Capital and capital adequacy ratios
                       -----------------------------------

                                                    Quarter ended
                                                    -------------
                                         March 31, 2005        December 31, 2004
                                         --------------        -----------------
(dollars in thousands)                 Amount      Ratio       Amount      Ratio
                                       ------      -----       ------      -----
Leverage Ratio
--------------
Valley Commerce Bancorp
  and Subsidiary                      $ 23,493     12.1%      $ 19,216     10.8%
Minimum regulatory requirement        $  9,397      4.0%      $  7,686      4.0%

Bank of Visalia                       $ 22,866     11.7%      $ 14,910      8.4%
Minimum requirement for "Well-
  Capitalized" institution            $ 11,433      5.0%      $  7,455      5.0%
Minimum regulatory requirement        $  9,147      4.0%      $  5,964      4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
  and Subsidiary                      $ 23,493     17.6%      $ 19,216     14.7%
Minimum regulatory requirement        $  5,356      4.0%      $  5,227      4.0%

Bank of Visalia                       $ 22,866     17.1%      $ 14,910     11.4%
Minimum requirement for "Well-
  Capitalized" institution            $  8,024      6.0%      $  7,825      6.0%
Minimum regulatory requirement        $  5,349      4.0%      $  5,217      4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
  and Subsidiary                      $ 24,924     18.6%      $ 20,617     15.8%
Minimum regulatory requirement        $ 10,712      8.0%      $ 10,455      8.0%

Bank of Visalia                       $ 24,298     18.2%      $ 16,311     12.5%
Minimum requirement for "Well-
  Capitalized" institution            $ 13,373     10.0%      $ 13,042     10.0%
Minimum regulatory requirement        $ 10,698      8.0%      $ 10,434      8.0%

Liquidity

Liquidity is the ability to provide funds to meet customers' loan and cash needs and to fund operations in a timely and cost effective manner. The Company's primary source of funds is deposits. On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed. During periods when deposit growth exceeds customer needs, funds are invested in investment securities to serve as a future source of funding.

The Company's available-for-sale securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity. Secondary sources of liquidity include short-term borrowing arrangements with the Federal Home Loan Bank and correspondent banks.

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $30.2 million and $1.6 million, respectively, at March 31, 2005. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no options granted or exercised during the first quarter of 2005.

(b) The following information is furnished with respect to the use of proceeds received from the Company's public offering that closed in December 2004 and January 2005:

      Gross proceeds to the company                              $ 8,450,000

      Offering expenses:
            Underwriting discount               $   227,988
            Other offering expenses                 592,314
                                                -----------
            Total offering expenses                                  820,302
                                                                 -----------

      Net proceeds to the company                                $ 7,629,698
                                                                 ===========

      As of the date of this report, the Company used the net proceeds of the offering to fund working capital and other general corporate purposes. Over time, the additional capital will be used to expand the operations of Bank of Visalia, the Company's wholly-owned subsidiary.

(c)   The Company did not repurchase any stock during the first quarter of 2005.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VALLEY COMMERCE BANCORP


Date: May 13, 2005                  By: /s/ Donald A. Gilles
                                        ----------------------------------------
                                        Donald A. Gilles
                                        President and Chief Executive Officer


Date: May 13, 2005                  By: /s/Roy O. Estridge
                                        ----------------------------------------
                                        Roy O. Estridge, Chief Financial Officer

                                  Exhibit Index

31.1        Rule 13a-14(a)/15d-14(a) Certification
31.2        Rule 13a-14(a)/15d-14(a) Certification
32.1        Section 1350 Certifications