Form 10QSB
period 2005-06-30
Valley Commerce Bancorp
filed 2005-08-15
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

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

The number of shares outstanding of the issuer's Common Stock was 2,087,508 as of August 12, 2005.

Transitional Small Business Disclosure Format (check one)
Yes  |_|     No  |X|

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet (unaudited) at June 30, 2005 and December 31, 2004 Consolidated Statement of Income (unaudited) for the Six Month Periods ended June 30, 2005 and 2004
Consolidated Statement of Cash Flows (unaudited) for the Six Month Periods ended June 30, 2005 and 2004.
Notes to Consolidated Financial Statements

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

ITEM 1 - FINANCIAL STATEMENTS

                                              VALLEY COMMERCE BANCORP
                                            CONSOLIDATED BALANCE SHEET
                                                    (UNAUDITED)

                                                                                            June 30,       December 31,
                                                                                              2005             2004
                                                                                         -------------    -------------
Assets
------
Cash and due from banks                                                                  $   9,466,275    $   9,036,062
Federal funds sold                                                                           1,340,000       17,750,000
                                                                                         -------------    -------------
     Total cash and cash equivalents                                                        10,806,275       26,786,062
Available-for-sale investment securities                                                    50,813,000       38,099,000
Loans, less allowance for loan losses of $1,611,347 at June 30, 2005 and $1,400,818 at
   December 31, 2004                                                                       131,994,494      114,834,245
Bank premises and equipment, net                                                             1,101,221        1,033,586
Cash surrender value of bank-owned life insurance                                            2,729,255        2,677,318
Accrued interest receivable and other assets                                                 2,947,640        2,576,391
                                                                                         -------------    -------------
         Total assets                                                                    $ 200,391,885    $ 186,006,602
                                                                                         =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Non-interest-bearing                                                                   $  63,503,454    $  58,394,071
  Interest-bearing                                                                          60,945,360       54,689,181
  Time                                                                                      41,700,190       43,340,652
                                                                                         -------------    -------------
     Total deposits                                                                        166,149,004      156,423,904
Accrued interest payable and other liabilities                                                 927,778          834,588
Long-term debt                                                                               9,232,159        9,322,472
Junior subordinated deferrable interest debentures                                           3,093,000        3,093,000
                                                                                         -------------    -------------
       Total liabilities                                                                   179,401,941      169,673,964
                                                                                         -------------    -------------

Commitments and contingencies (Note 7)

Shareholders' equity (Note 2 and 6):
  Serial preferred stock - no par value; 10,000,000 shares authorized, none issued                  --               --
  Common stock - no par value; 30,000,000 shares authorized; issued and outstanding -
     2,087,508 shares at June 30, 2005 and 1,788,258 shares at December 31, 2004            18,332,289       14,451,969
  Retained earnings                                                                          2,809,924        1,959,281
  Accumulated other comprehensive loss, net of taxes (Note 6)                                 (152,269)         (78,612)
                                                                                         -------------    -------------
       Total shareholders' equity                                                           20,989,944       16,332,638
                                                                                         -------------    -------------
          Total liabilities and shareholders' equity                                     $ 200,391,885    $ 186,006,602
                                                                                         =============    =============

                               See notes to unaudited consolidated financial statements.

                                              VALLEY COMMERCE BANCORP
                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (UNAUDITED)

                                                                    For the Three Months       For the Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                  -----------------------   -----------------------
                                                                     2005         2004         2005         2004
                                                                  ----------   ----------   ----------   ----------
Interest Income:                                                               (restated)                (restated)
  Interest and fees on loans                                      $2,433,804   $1,751,001   $4,525,736   $3,470,258
  Interest on investment securities:
     Taxable                                                         387,902      148,876      709,303      309,403
     Exempt from Federal income taxes                                 53,163       33,818       95,968       51,697
  Interest on Federal funds sold                                      47,729       16,719      171,234       31,023
  Interest on deposits in banks                                           --            3           --        1,768
                                                                  ----------   ----------   ----------   ----------
       Total interest income                                       2,922,598    1,950,417    5,502,241    3,864,149
                                                                  ----------   ----------   ----------   ----------
Interest Expense:
  Interest on deposits                                               454,885      272,351      857,634      530,338
  Interest on borrowings                                              98,479       67,061      196,739      123,819
  Interest on junior subordinated deferrable interest
    debentures                                                        50,108       34,703       95,890       69,276
                                                                  ----------   ----------   ----------   ----------
           Total interest expense                                    603,472      374,115    1,150,263      723,433
                                                                  ----------   ----------   ----------   ----------

              Net interest income before provision for loan
                losses                                             2,319,126    1,576,302    4,351,978    3,140,716
Provision for loan losses                                            181,000           --      212,000       35,000
                                                                  ----------   ----------   ----------   ----------
              Net interest income after provision for loan
                losses                                             2,138,126    1,576,302    4,139,978    3,105,716
Non-Interest Income:
  Service charges                                                    134,349      129,301      258,173      246,237
  Gain on sale of available-for-sale investment securities, net           --           --           --        7,390
  Mortgage loan brokerage fees                                        30,265       41,183       69,437       78,870
  Earnings on cash surrender value of life insurance policies         25,906       24,814       51,937       43,328
  Other                                                               47,416       52,169       85,788       85,537
                                                                  ----------   ----------   ----------   ----------
           Total non-interest income                                 237,936      247,467      465,335      461,362
                                                                  ----------   ----------   ----------   ----------
Non-Interest Expense:
   Salaries and employee benefits                                    866,735      757,062    1,765,112    1,456,724
   Occupancy and equipment                                           178,366      153,547      353,359      300,113
   Other                                                             569,180      479,832    1,103,199      928,999
                                                                  ----------   ----------   ----------   ----------
           Total non-interest expense                              1,614,281    1,390,441    3,221,670    2,685,836
                                                                  ----------   ----------   ----------   ----------

                Income before provision for income taxes             761,781      433,328    1,383,643      881,242
Provision for income taxes                                           293,000      176,000      533,000      340,000
                                                                  ----------   ----------   ----------   ----------
            Net income                                            $  468,781   $  257,328   $  850,643   $  541,242
                                                                  ==========   ==========   ==========   ==========

Basic earnings per share (Notes 2 and 5)                          $     0.23   $     0.18   $     0.42   $     0.38
Diluted earnings per share (Notes 2 and 5)                        $     0.22   $     0.16   $     0.39   $     0.35

                                See notes to unaudited consolidated financial statements.

                                              VALLEY COMMERCE BANCORP
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                      ----------------------------
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                                       (restated)
Cash Flows from Operating Activities:
  Net income                                                                          $    850,643    $    541,242
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                212,000          35,000
  Increase in deferred loan origination fees, net                                          125,044          97,892
  Depreciation                                                                              92,725          75,101
  Amortization of intangibles                                                               31,269          40,269
  Net gain on sale of available-for-sale investment securities                                  --          (7,390)
  Amortization and accretion of investment securities, net                                 317,645         104,899
  Net loss on sale of premises and equipment                                                    --             450
  Increase in cash surrender value of bank-owned life insurance                            (51,937)        (43,695)
  Decrease (Increase) in accrued interest receivable and other assets                     (229,054)       (681,375)
  Increase in accrued interest payable and other liabilities                                93,190         529,521
                                                                                      ------------    ------------
  Net cash provided by operating activities                                              1,441,525         691,914
                                                                                      ------------    ------------

Cash Flows from Investing Activities:
  Proceeds from matured and called available-for-sale investment securities              2,500,000       1,400,000
  Proceeds from sales of available-for-sale investment securities                               --       4,289,610
  Purchases of available-for-sale investment securities                                (16,748,008)    (13,820,901)
  Proceeds from principal repayments from available-for-sale
  mortgage-backed securities                                                             1,094,842       1,260,963
  Purchase of Federal Home Loan Bank Stock                                                (125,600)       (342,700)
  Decrease in interest-bearing deposits with banks                                              --         198,000
  Net increase in loans                                                                (17,497,293)     (5,030,480)
  Purchase of premises and equipment                                                      (160,360)       (112,910)
  Life insurance policy deposit                                                                 --      (1,000,000)
                                                                                      ------------    ------------
Net cash used in investing activities                                                  (30,936,419)    (13,158,418)
                                                                                      ------------    ------------

                                              Continued on next page.

                                         VALLEY COMMERCE BANCORP
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                                               (Continued)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                          ----------------------------
                                                                              2005            2004
                                                                          ------------    ------------
                                                                                           (restated)
Cash Flows from Financing Activities:
Net increase in non-interest-bearing and interest-bearing deposits        $ 11,365,562    $  7,539,589
Net increase in time deposits                                               (1,640,462)      3,417,015
Proceeds from the issuance of stock                                          3,880,320              --
Proceeds from Federal Home Loan Bank term advances                                  --       1,600,000
Payments on Federal Home Loan Bank term advances                               (90,313)         (9,626)
Cash paid to repurchase fractional shares                                           --          (4,256)
                                                                          ------------    ------------
          Net cash provided by financing activities                         13,515,107      12,542,722
                                                                          ------------    ------------

          Increase (decrease) in cash and cash equivalents                 (15,979,787)         76,218
Cash and Cash Equivalents at Beginning of Year                              26,786,062      11,754,585
                                                                          ------------    ------------
Cash and Cash Equivalents at End of Period                                $ 10,806,275    $ 11,830,803
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest expense                                                     $  1,106,211    $    738,460
     Income taxes                                                         $    480,000    $    310,000

Non-Cash Investing Activities:
  Net change in unrealized loss on available-for-sale securities          $   (121,521)   $   (464,819)
  Real estate acquired through foreclosure                                          --    $    636,245

                            See notes to unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    GENERAL

Valley Commerce Bancorp (the "Company") was incorporated on February 2, 2002 and subsequently obtained approval from various state and federal agencies to be a bank holding company in connection with the merger of Valley Business Bank (formerly Bank of Visalia). The Company became the sole shareholder of the Bank on November 21, 2002 pursuant to a Plan of Reorganization and Merger Agreement dated April 3, 2002. Pursuant to that plan, on June 21, 2002 each outstanding share of the Bank's common stock was exchanged for one share of common stock of the Company. The Company formed Valley Commerce Trust I for the sole purpose of issuing trust preferred securities on March 19, 2003.

Valley Business Bank (the "Bank") operates four branches in California, including branches in Visalia, Fresno, Woodlake and Tipton. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market business and individuals residing in the surrounding areas.

2.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Valley Business Bank. Valley Commerce Trust I is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2005 and December 31, 2004 and the results of operations and for the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders on Form 10-KSB. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year. Certain reclassifications have been made to prior periods' balances to conform to classifications used in 2005.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting on Form 10-QSB. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders on Form 10-KSB. The Company reported its second quarter 2004 results in a press release dated July 30, 2004 and also in a preliminary prospectus dated October 27, 2004. Second quarter 2004 net income was originally reported in the amount of $341,328, but was later restated to $257,328. This restatement resulted from a change in accounting for a collateral-dependent real estate loan and the foreclosure on the underlying collateral in the second quarter of 2004. The restatement caused the Company's second quarter net income to decrease, and its third quarter net income to increase, by $84,000 form the amounts originally reported for these periods. In addition, the balance of Other Real Estate at June 30, 2004, originally reported at $765,245, was restated to $636,245. The restatement had no impact on the financial position of the Company as of December 31, 2004 or results of operations for the twelve months ended December 31, 2004 as reported in the Company's 2004 Aunnual Report to Shareholders on Form 10-KSB.

The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Management has determined that since all of the commercial banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

3.    IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004 the FASB issued  Statement  Number 123 (revised  2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123(R) from the first reporting period beginning after December 15, 2005 to the first fiscal year beginning after December 15, 2005, January 1 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

4.    STOCK-BASED COMPENSATION

At June 30, 2005, the Company had one stock-based compensation plan, for which 346,784 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements. On April 26, 2005, the shareholders approved a proposal to increase the number of shares for which options may be granted by 97,500 shares. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the three and six-month periods ended June 30, 2005, no options were awarded by the Company to its officers and directors. During the six-month period ended June 30, 2004, options for 34,205 shares of common stock were awarded by the Company to its officers and directors. The calculated weighted average fair value of the options granted in the 2004 period was $4.10 per option.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123 is as follows:

                                                                   For the Three Months       For the Six Months
                                                                      Ended June 30,            Ended June 30,
                                                               -----------------------------------------------------
                                                                   2005         2004          2005          2004
                                                               -----------   -----------   -----------   -----------
                                                                              (restated)                  (restated)
Net income as reported                                         $   468,781   $   257,328   $   850,643   $   541,242
Deduct:  Total stock-based compensation expense determined
    under the fair value based method for all awards, net of
    related tax effects                                              7,250         8,500        14,500        17,000
                                                               -----------   -----------   -----------   -----------
    Pro forma net income                                       $   461,531   $   248,828   $   836,143   $   524,242
                                                               ===========   ===========   ===========   ===========

Basic earnings per share - as reported                         $      0.23   $      0.18   $      0.42   $      0.38
                                                               -----------   -----------   -----------   -----------
Basic earnings per share - pro forma                           $      0.23   $      0.17   $      0.41   $      0.36
                                                               ===========   ===========   ===========   ===========

Diluted earnings per share - as reported                       $      0.22   $      0.16   $      0.39   $      0.35
                                                               ===========   ===========   ===========   ===========
Diluted earnings per share - pro forma                         $      0.22   $      0.16   $      0.39   $      0.34
                                                               ===========   ===========   ===========   ===========

5.    EARNINGS PER SHARE COMPUTATION

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

Earnings per share computations have been retroactively adjusted for stock splits and stock dividends for all periods presented.

                                                      For the Three Months           For the Six Months
                                                         Ended June 30,                Ended June 30,
                                                 -----------------------------   -----------------------------
                                                     2005            2004            2005            2004
                                                 -------------   -------------   -------------   -------------
                                                                  (restated)                        (restated)
Earnings Per Share:
  Basic earnings per share                       $        0.23   $        0.18   $        0.42   $        0.38
  Diluted earnings per share                     $        0.22   $        0.16   $        0.39   $        0.35
Weighted Average Number of Shares Outstanding:
  Basic shares                                       2,037,909       1,437,508       2,037,909       1,437,508
  Diluted shares                                     2,160,313       1,529,346       2,160,313       1,529,346

Shares for common stock options with exercise prices that are greater then the average market price are not included in the computation of diluted earnings per share due to their antidilutive effect. A total of 34,205 shares for common stock options are not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2004. All exercise prices of shares for common stock options were greater than the average market price and are included in the computation of earnings per share for the three and six month periods ended June 30, 2005.

6.    COMPREHENSIVE INCOME

Total comprehensive income for the six-month periods ended June 30, 2005 and 2004 totaled $776,986 and $258,667, respectively. Comprehensive income was comprised of net income for the respective periods and net changes in unrealized losses, net of taxes, on available-for-sale investment securities, which totaled $73,657 and $282,575 for the six-month periods ended June 30, 2005 and 2004, respectively. Total comprehensive income (loss) for three-month periods ended June 30, 2005 and 2004 totaled $798,881 and $(126,678), respectively.
Comprehensive income (loss) was comprised of net income for the respective periods and net changes in unrealized losses, net of taxes, on available-for-sale investment securities, which totaled $330,100 and $(384,006) for the three-month periods ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, accumulated other comprehensive loss, net of taxes, totaled $152,269 and $78,612, respectively, and was a component of shareholders' equity.

7.    COMMITMENTS AND CONTINGENCIES

In  the  normal  course  of  business,   the  Company  has  various  outstanding
commitments to extend credit which are not reflected in the financial statements, including loan commitments of $40.1 million and $28.6 million and letters of credit of $1.5 million and $0.9 million at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005, consumer loan commitments represent approximately 7% of total commitments and are generally unsecured. Agricultural loan commitments represent approximately 8% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 48% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 37% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Stand-by letters of credit are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value represented by the fees received for issuing the guarantee. The deferred liability related to the Company's letters of credit was not considered significant at June 30, 2005 or December 31, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of operations should be read together with the financial statements and notes thereto appearing in Item 1, Financial Statements, included in this Quarterly Report on Form 10-QSB.

Introduction

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank (the Bank), a California state chartered bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest received on real estate related loans, commercial loans, and consumer loans and to a lesser extent fees from the brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Company's major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations. The Company does not currently conduct any operations other than through the Bank.

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

Valley Business Bank was known as Bank of Visalia until July 5, 2005 when it changed its name to reflect its wider geographic operating area and to facilitate entry into new markets.

Overview

The Company earned net income of $851,000, or $0.39 per diluted share, for the six months ended June 30, 2005, compared to $541,000, or $0.35 per diluted share, for the six months ended June 30, 2004. The Company earned net income of $469,000, or $0.22 per diluted share, for the three months ended June 30, 2005, compared to $257,000, or $0.16 per diluted share, for the three months ended June 30, 2004. The annualized return on average assets was 0.87% for 2005 and 0.76% for 2004. The annualized return on average shareholders' equity for 2005 and 2004 was 8.65% and 9.60%, respectively.

At June 30, 2005, the Company's total assets were $200 million, total loans, net of the allowance for loan losses, were $132 million, and total deposits were $166 million. Comparing June 30, 2005 and December 31, 2004 balances, total assets increased by $14.4 million or 8%, total net loans increased by $17.2 million or 15%, and total deposits increased by $9.7 million or 6%.

At June 30, 2005, the Company's leverage ratio was 12.0% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 16.4% and 17.5%, respectively. At December 31, 2004, the Company's leverage ratio was 10.8% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 14.7% and 15.8%, respectively.

The  following   discussion  and  analysis  sets  forth  certain  financial  and statistical information relating to the Company as of June 30, 2005, and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004.

Results of Operations for the Six Months Ended June 30, 2005

Net Interest Income

Total interest income for the six-month period ended June 30, 2005 was $5.5 million, an increase of $1.6 million or 42% from the same period in 2004. Average interest-earning assets in the 2005 period increased by $47 million or 35% compared to the 2004 period due to increases in average Federal funds sold of $7.1 million or 112%, average available-for-sale securities of $22.9 million or 103%, and average loans of $17.2 million or 16%.

The weighted average tax-equivalent yield on total interest-earning assets was 6.21% in the 2005 period compared to 5.84% in the 2004 period. The increase in average yield was attributable to higher average yields for Federal funds sold, available-for-sale investment securities, and loans in the 2005 period due to increases in the Federal funds rate and short and medium-term market interest rates in general.

Total interest expense for the six-month period ended June 30, 2005 was $1.2 million, an increase of $427,000 or 59% from the same period in 2004. Average interest-bearing liabilities in the 2005 period increased by $24.2 million or 27% compared to the 2004 period due to increases in average interest-bearing deposits of $11.9 million or 25%, average time deposits of $8.7 million or 25%, and average long-term debt of $3.6 million or 64%.

The weighted average rate paid on interest-bearing liabilities was 2.02% in the 2005 period compared to 1.60% in the 2004 period. The increase in rates paid was attributable to increased market pressure to raise interest rates for deposits, and increases in the three-month LIBOR rate, which is the index for subordinated debentures.

Net interest income before provision for loan losses increased to $4.35 million for the 2005 period from $3.14 million for the 2004 period due to the factors described above. Increased volume of net average interest-earning assets resulted in an increase in the Company's net interest income of approximately $766,000, while the increase in market interest rates caused net interest income to increase by approximately $445,000.

The Company's net interest margin increased 16 bps (from 4.76% to 4.92%) in the 2005 period compared to the 2004 period. The increase in net interest margin was generally attributable to the impact of rising interest rates on loan yields since the majority of loans in the Company's loan portfolio have adjustable interest rates. In addition, noninterest-bearing deposits were a more significant funding source in the 2005 period. Average noninterest-bearing deposits totaled $59.9 million, representing 37% of average deposits during the 2005 period, compared to average noninterest-bearing deposits of $40.6 million, representing 33% of average deposits, during the 2004 period.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated:

                                                                               Six Months ended June 30,
                                                        ------------------------------------------------------------------------
                                                                      2005                                 2004
                                                        ----------------------------------  ------------------------------------
                                                                    Interest     Average                Interest      Average
                                                         Average     income/     yield/      Average    income/       yield/
(dollars in thousands)                                   Balance     Expense      Cost       Balance    Expense        Cost
                                                         -------     -------      ----       -------    -------        ----
ASSETS
Due from banks                                                                              $      83  $        2   $     4.82%
Federal funds sold                                      $  13,461   $     171       2.56%       6,350          31         0.98%
Available-for-sale investment securities:
         Taxable                                           40,272         709       3.55%      19,032         309         3.25%
         Non-taxable (1)                                    4,753          96       6.17%       3,138          52         5.02%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
    Total securities (1)                                   45,025         805       3.83%      22,170         361         3.50%
Loans (2) (3)                                             121,792       4,526       7.49%     104,582       3,470         6.64%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
      Total interest-earning assets (1)                   180,278       5,502       6.21%     133,185       3,864         5.84%
                                                        ---------                           ---------

Noninterest-earning assets, net of allowance for loan
   losses                                                  16,796                              10,813
                                                        ---------                           ---------
       Total assets                                     $ 197,074                           $ 143,998
                                                        =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                     $  59,315   $     341       1.16%   $  47,408  $      181         0.76%
   Time deposits less than $100,000                        19,612         211       2.17%      17,688         161         1.82%
   Time deposits $100,000 or more                          23,494         306       2.63%      16,757         188         2.24%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
   Total interest-bearing deposits                        102,421         858       1.69%      81,853         530         1.30%
Long-term debt                                              9,292         196       4.25%       5,666         124         4.38%
Junior subordinated deferrable interest debentures          3,093          96       6.26%       3,093          69         4.48%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
      Total interest-bearing liabilities                  114,806       1,150       2.02%      90,612         723         1.60%
                                                                    ---------                          ----------

Noninterest bearing deposits                               59,865                              40,621
Other liabilities                                           2,507                               1,423
                                                        ---------                           ---------
    Total liabilities                                     177,178                             132,656
Shareholders' equity                                       19,896                              11,342
                                                        ---------                           ---------
    Total liabilities and shareholders' equity          $ 197,074                           $ 143,998
                                                        =========                           =========

Net interest income and margin (1)                                  $   4,352   $   4.92%              $    3,141   $     4.76%
                                                                    =========   ========               ==========   ==========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $263 and $213 for 2005 and 2004, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2005 and 2004. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

                      Changes in net interest income due to changes in volumes and rates

                                                                             2005 period vs 2004 period
                                                                        Increase (decrease) due to change in:
                                                                        Average        Average
                                                                        Volume         Rate (1)        Total
                                                                      ------------    -----------    -----------
(In thousands)
Increase (decrease) in interest income:
Due from banks                                                         $       (2)     $       0     $       (2)
                                                                       ----------      ---------     ----------
Federal funds sold                                                             35            105            140
Available-for-sale investments securities                                     382             62            444
Loans                                                                         567            489          1,056
                                                                       ----------      ---------     ----------
     Total interest income                                                    982            656          1,638

(Decrease) increase in interest expense:
Interest-bearing deposits                                                      45            115            160
Time deposits less than $100,000                                               17             33             50
Time deposits $100,000 or more                                                 75             43            118
Long-term debt                                                                 79            (7)             72
Junior subordinated deferrable interest debentures                              -             27             27
                                                                       ----------      ---------     ----------
     Total interest expense                                                   216            211            427
                                                                       ----------      ---------     ----------
     Increase in net interest income                                   $      766      $     445     $    1,211
                                                                       ==========      =========     ==========

    (1)  Factors contributing to both changes in rate and volume have been attributed to changes in rates.


Provision for Loan Losses

For the six-month periods ended June 30, 2005 and 2004, the Company recorded provisions for loan losses of $212,000 and $35,000, respectively. The higher amount recorded in 2005 reflected a greater amount of growth in the loan portfolio during 2005 compared to 2004. Net loan charge offs totaled $1,000 in 2005 and $111,000 in 2004. The 2004 amount included a loan charge off of $129,000 on a commercial real estate loan that had been on nonaccrual status since 2001. The allowance for loan losses is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2005 and 2004 totaled $465,000 and $461,000, respectively, an increase of $4,000 or 1%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------
                                                      Six Months ended June 30,
                                                      -------------------------     ---------
(in thousands)                                                                       Increase
                                                         2005           2004        (Decrease)
                                                      ----------     ----------     ---------
Service charges                                       $      258     $      246     $      12
Gain on sale of available-for-sale investment
securities                                                     0              7            (7)
Gain on other real estate                                      0              0             0
Mortgage loan brokerage fees                                  69             79           (10)
Earnings on cash surrender value of life
insurance policies                                            52             44             8
Other                                                         86             85             1
                                                      ----------     ----------     ---------
     Total non-interest income                        $      465     $      461     $       4
                                                      ==========     ==========     =========

The increase in non-interest income was due to increased service charges resulting from an increase in the number of deposit accounts, and to greater earnings on cash surrender value of life insurance policies caused by rising market interest rates. These were offset by a reduction in mortgage loan brokerage fees.

Non-Interest Expense

Non-interest expense was $3.2 million for the six-month period ended June 30, 2005 compared to $2.7 million for the six-month period ended June 30, 2004, an increase of $0.5 million or 20%. The increase was due primarily to increased employee costs associated with the Company's growth.

The components of non-interest expense for the six-month periods ended June 30, 2005 and 2004 were as follows:

                                 Non-interest expense
                                 --------------------
                                                      Six Months ended June 30,
                                                      -------------------------      ---------
(in thousands)                                                                        Increase
                                                         2005            2004        (Decrease)
                                                      ----------      ---------      ---------
Salaries and employee benefits                        $    1,765      $   1,457      $     308
Occupancy and equipment                                      353            300             53
Data processing                                              207            209             (2)
Operations                                                   194            185              9
Professional and legal                                       157            128             29
Advertising and business development                         117             88             29
Telephone and postal                                          79             66             13
Supplies                                                      95             54             41
Assessment and insurance                                      70             60             10
Amortization expense                                          31             31              0
Other expenses                                               154            108             46
                                                      ----------      ---------      ---------
     Total non-interest expense                       $    3,222     $    2,686      $     536
                                                      ==========     ==========      =========

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2005 and 2004 was $533,000 and $340,000, respectively. The effective tax rates for these periods were 38.5%, and 38.6%, respectively.


Results of Operations for the Three Months Ended June 30, 2005

Net Interest Income

Total interest income for the three-month period ended June 30, 2005 was $2.9 million, an increase of $972,000 or 50% from the same period in 2004. Average earning assets in the 2005 period increased by $49.1 million or 37% compared to the 2004 period due to increases in average available-for-sale securities of $26.6 million or 120%, and average loans of $22.7 million or 22%.

The weighted average tax-equivalent yield on total interest-earning assets was 6.48% in the 2005 period compared to 5.92% in the 2004 period. The increase in average yield was attributable to higher average yields for Federal funds sold, available-for-sale investment securities, and loans in the 2005 period due to increases in the Federal funds rate and short and medium-term market interest rates in general.

Total interest expense for the three-month period ended June 30, 2005 was $603,000, an increase of $229,000 or 61% from the same period in 2004. Average interest-bearing liabilities in the 2005 period increased by $24.3 million or 26% compared to the 2004 period due to increases in average interest-bearing deposits of $14.0 million or 29%, average time deposits of $7.4 million or 21%, and average long-term debt of $3.0 million or 47%.

The average rate paid on interest-bearing liabilities was 2.08% in the 2005 period compared to 1.62% in the 2004 period. The increase in rates paid was attributable to increased market pressure to raise interest rates for deposits and increases in the three-month LIBOR rate, which is the index for subordinated interest debentures.

Net interest income before provision for loan losses increased to $2.32 million for the 2005 period from $1.58 million for the 2004 period due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of approximately $505,000, while the increase in market interest rates caused net interest income to increase by approximately $238,000.

The Company's net interest margin increased 35 bps (from 5.15% to 4.80%) in the 2005 period compared to the 2004 period. The increase in net interest margin was generally attributable to the impact of rising interest rates on loan yields since the majority of loans in the Company's loan portfolio have adjustable interest rates. In addition, noninterest-bearing deposits were a more significant funding source in the 2005 period. Average noninterest-bearing deposits totaled $60.4 million, representing 37% of average deposits during the 2005 period, compared to average noninterest-bearing deposits of $42.5 million, representing 34% of average deposits, during the 2004 period.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

                                                                              Three Months ended June 30,
                                                        -----------------------------------------------------------------------
                                                                     2005                                 2004
                                                        ---------------------------------  ------------------------------------
                                                                    Interest     Average                Interest      Average
                                                         Average     income/     yield/      Average    income/       yield/
(dollars in thousands)                                   Balance     Expense      Cost       Balance    Expense        Cost
                                                         -------     -------      ----       -------    -------        ----
ASSETS
Federal funds sold                                       $  6,640    $     48       2.90%   $   6,886   $      16         0.93%
Available-for-sale investment securities:
         Taxable                                           42,980         388       3.62%      18,117         149         3.31%
         Non-taxable (1)                                    5,793          53       5.56%       4,095          34         5.06%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
    Total securities (1)                                   48,773         441       3.85%      22,212         183         3.63%
Loans (2) (3)                                             127,248       2,434       7.67%     104,481       1,751         6.74%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
      Total interest-earning assets (1)                   182,661       2,923       6.48%     133,579       1,950         5.92%
                                                        ---------                           ---------

Noninterest-earning assets, net of allowance for loan
   losses                                                  16,639                              14,582
                                                        ---------                           ---------
       Total assets                                     $ 199,300                           $ 148,161
                                                        =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                      $ 61,740    $    190       1.23%   $  47,779   $      92         0.77%
   Time deposits less than $100,000                        19,416         109       2.25%      17,688          86         1.96%
   Time deposits $100,000 or more                          23,130         156       2.71%      17,464          94         2.16%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
   Total interest-bearing deposits                        104,286         455       1.75%      82,931         272         1.32%
Long-term debt                                              9,288          99       4.28%       6,313          67         4.27%
Junior subordinated deferrable interest debentures          3,093          50       6.48%       3,093          35         4.55%
                                                        ---------   ---------   ---------   ---------  ----------   ----------
      Total interest-bearing liabilities                  116,667         604       2.08%      92,337         374         1.62%
                                                                    ---------                          ----------

Noninterest bearing deposits                               60,411                              42,455
Other liabilities                                           1,588                               1,951
                                                        ---------                           ---------
    Total liabilities                                     178,666                             136,743
Shareholders' equity                                       20,634                              11,418
                                                        ---------                           ---------
    Total liabilities and shareholders' equity          $ 199,300                           $ 148,161
                                                        =========                           =========

Net interest income and margin (1)                                   $  2,319       5.15%               $   1,576         4.80%
                                                                    =========   =========              ==========   ==========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $144 and $115 for 2005 and 2004, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2005 and 2004. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

                      Changes in net interest income due to changes in volumes and rates
                      ------------------------------------------------------------------

                                                                             2005 period vs 2004 period
                                                                        Increase (decrease) due to change in:
                                                                        Average        Average
                                                                        Volume         Rate (1)        Total
                                                                       ---------       ---------     ----------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                                     $       (1)     $      33     $       32
Available-for-sale investments securities                                     224             34            258
Loans                                                                         378            305            683
                                                                       ----------      ---------     ----------
     Total interest income                                                    601            372            973

(Decrease) increase in interest expense:
Interest-bearing deposits                                                      27             71             98
Time deposits less than $100,000                                                8             15             23
Time deposits $100,000 or more                                                 30             32             62
Long-term debt                                                                 31              1             32
Junior subordinated deferrable interest debentures                              -             15             15
                                                                       ----------      ---------     ----------
     Total interest expense                                                    96            134            230
                                                                       ----------      ---------     ----------
     Increase in net interest income                                   $      505      $     238     $      743
                                                                       ==========      =========     ==========

      (2) Factors contributing to both changes in rate and volume have been attributed to changes in rates.


Provision for Loan Losses

For the three-month periods ended June 30, 2005 and 2004, the Company recorded provisions for loan losses of $181,000 and $0, respectively. Loan loss provisions were substantially higher in 2005 due to loan volume growing more rapidly in 2005 than in the prior year. The company recorded $2,000 of net loan charge offs during the 2005 period and $130,000 of net loan charge-offs during the 2004 period. The charge-offs recorded during the 2004 period included a
$129,000 charge off recorded upon foreclosure of real estate collateral underlying a commercial real estate loan that had been on nonaccrual status since 2001. The allowance for loan losses, is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2005 and 2004 totaled $238,000 and $247,000, respectively, an decrease of $9,000 or 0.4%. The components of non-interest income during each period were as follows:

                                 Non-interest income
                                 -------------------
                                                      Three Months ended June 30,
                                                      --------------------------     ----------
(in thousands)                                           2005           2004         Increase
                                                                                     (Decrease)
                                                      ----------     -----------     ----------
Service charges                                       $      134     $       129     $        5
Gain on sale of available-for-sale investment
  securities                                                   0               0              0
Gain on other real estate                                      0               0              0
Mortgage loan brokerage fees                                  30              41            (11)
Earnings on cash surrender value of life
insurance policies                                            26              25              1
Other                                                         48              52             (4)
                                                      ----------     -----------     ----------
     Total non-interest income                        $      238     $       247     $       (9)
                                                      ==========     ===========     ==========

The decrease in non-interest income was due primarily by a reduction in mortgage loan brokerage fees.

Non-Interest Expense

Non-interest expense was $1.6 million and $1.4 million, respectively, for the three-month periods ended June 30, 2005 and 2004, an increase of $0.2 million or 16%. The increase was due primarily to increased employee costs associated with the Company's growth.

The components of noninterest expense for the three-month periods ended June 30, 2005 and 2004 were as follows:

                                Non-interest expense
                                --------------------
                                                      Three Months ended June 30,
                                                      --------------------------     ---------
(in thousands)                                                                        Increase
                                                         2005            2004        (Decrease)
                                                      ----------      ----------     ---------
Salaries and employee benefits                        $      867      $      757     $     110
Occupancy and equipment                                      178             154            24
Data processing                                              103             104            (1)
Operations                                                    95              95             0
Professional and legal                                        85              71            14
Advertising and business development                          64              55             9
Telephone and postal                                          42              33             9
Supplies                                                      52              29            23
Assessment and insurance                                      34              33             1
Amortization expense                                          15              15             0
Other expenses                                                79              44            35
                                                      ----------      ----------     ---------
     Total non-interest expense                       $    1,614      $    1,390     $     224
                                                      ==========      ==========     =========

Provision for Income Taxes

The provision for income taxes for the three-month periods ended June 30, 2005 and 2004 was $293,000 and $176,000, respectively. The effective tax rates for these periods were 38.5%, and 40.6%, respectively.

Financial Condition

Investment Securities

All investment securities held by the Company on June 30, 2005 are classified as available-for-sale securities. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders' equity.

The following tables set forth the amortized cost and estimated market value of available-for-sale investment securities at the dates indicated:

                                                  June 30, 2005
                                ------------------------------------------------
(in thousands)                  Amortized    Unrealized   Unrealized     Fair
                                   Cost         Gain         Loss        Value
                                   ----         ----         ----        -----
U.S. government  agencies        $26,952        $19         $(164)      $26,807
Mortgage-backed securities        11,013         13           (95)       10,931
Municipal securities               8,509         62           (21)        8,550
Corporate debt securities          4,588          -           (63)        4,525
                                 -------        ---         -----       -------
    Total                        $51,062        $94         $(343)      $50,813
                                 =======        ===         =====       =======

                                                December 31, 2004
                                ------------------------------------------------
(in thousands)                  Amortized    Unrealized   Unrealized     Fair
                                   Cost         Gain         Loss        Value
                                   ----         ----         ----        -----
U.S. government  agencies        $20,988        $ 5          $118)      $20,875
Mortgage-backed securities         8,790         12           (48)        8,754
Municipal securities               4,382         66           (31)        4,417
Corporate debt securities          4,067          4           (18)        4,053
                                 -------        ---          ----       -------
    Total                        $38,227        $87         ($215)      $38,099
                                 =======        ===          ====       =======

Management periodically evaluates each investment security in a loss position, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations, to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is impaired other than temporarily. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

Loans

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:


(dollars in  thousands)                      June 30, 2005                December 31, 2004
                                       --------------------------    --------------------------
Commercial                             $     35,630         27%      $     34,389         29%
Real estate - mortgage (1)                   63,597         47%            60,688         52%
Real estate - construction                   28,853         22%            14,694         13%
Agricultural                                  3,033          2%             4,535          4%
Consumer and other                            3,077          2%             2,388          2%
                                       ------------  ------------    ------------  ------------
    Subtotal                                134,190        100%           116,694        100%
                                                     ============                  ============
Deferred loan fees, net                        (585)                         (459)
Allowance for loan losses                    (1,611)                       (1,401)
                                       ------------                  ------------
    Total loans, net                   $    131,994                  $    114,834
                                       ============                  ============

(1) Consists primarily of commercial mortgage loans.

Although the first six-months of 2005 saw real estate - construction loans increase more rapidly that other loan portfolio segments, the primary focus of the lending division is commercial loans, including commercial mortgage loans. This is attributable to the rapidly growing commercial economy in the Company's lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but the Company lends in the agricultural sector on a very selective basis due to the volatility of that market and other factors. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets. Nonperforming assets at June 30, 2005 and December 31, 2004 were $27,000 and $81,000, respectively, and were comprised entirely of nonaccrual loans.

Allowance for Loan Losses

The allowance for loan losses totaled $1.61 million or 1.20% of total loans at June 30, 2005. This compared to $1.40 million or 1.20% at December 31, 2004. From its periodic analysis of the allowance for loan losses, management believes that the allowance for loan losses is adequate at 1.20% of total loans at both December 31, 2004 and June 30, 2005. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                  Six Months ended   Year ended
                                                  ----------------   ----------
                                                      June 30,        December
                                                      --------        --------
(dollars in thousands)                                  2005            2004
                                                        ----            ----

Balance, beginning                                   $   1,401       $   1,393
Provision for  loan losses                                 212             138
Charge-offs                                                 (2)           (148)
Recoveries                                                  --              18
                                                     ---------       ---------
Balance, ending                                      $   1,611       $   1,401
                                                     =========       =========

Net charge-offs (recoveries) to average
   loans outstanding                                      0.00%           0.01%
Average loans outstanding                            $ 121,792       $ 116,695
Ending allowance to total loans outstanding               1.20%           1.20%

Deposits

Total deposits were $166.1 million as of June 30, 2005, an increase of $9.7 million or 6% from the December 31, 2004 balance of $156.4 million. Total deposits at June 30, 2005 consisted of 38% noninterest-bearing deposits, 37% interest-bearing deposits, and 25% time deposits. The December 31, 2004 deposit mix consisted of 37% non-interest bearing deposits, 35% interest-bearing deposits, and 28% time deposits. The company seeks to acquire the deposit accounts of new customers with an emphasis on noninterest-bearing deposit accounts.

Borrowings

At June 30, 2005 and December 31, 2004, long-term debt outstanding from the Federal Home Loan Bank remained unchanged at $9.3 million as no new debt was incurred. The balance of Junior Subordinated Deferrable Interest

Debentures at June 30, 2005 also remained unchanged from December 31, 2004 at $3.1 million. During the first six-months of 2005, the Company did not utilize its short-term unsecured borrowing arrangements with correspondent banks.

Capital Resources

At June 30, 2005 and December 31, 2004, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a "well capitalized" institution.

On September 9, 2004, the Company filed a registration statement with the Securities and Exchange Commission (SEC) for the public sale of 650,000 shares of common stock. The SEC declared the registration statement effective on December 23, 2004. On December 29, 2004, the Company sold 350,750 shares of common stock to the Company's underwriter, Wedbush Morgan Securities; the remaining 299,250 shares were sold directly by the Company in January 2005. The entire stock offering added $7.6 million to the Company's capital. The balance of stockholders' equity increased from $16.3 million at December 31, 2004 to $21.0 million at June 30, 2005. The increase reflected the proceeds from January 2005 sale of common stock and net income for the six months ended June 20, 2005.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At June 30, 2005, and June 30, 2004, the entire $3.0 million was included in Tier 1 capital.

The Company declared a three-for-two stock split in August 2004 and paid 5% stock dividends in 2004 and 2003. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

The following table summarizes the Company's risk-based capital ratios as of June 30, 2005 and December 31, 2004:

                           Capital and capital adequacy ratios
                           -----------------------------------

                                          June 30, 2005             December 31, 2004
                                          -------------             -----------------
(dollars in thousands)                Amount         Ratio        Amount         Ratio
                                      ------         -----        ------         -----

Leverage Ratio
--------------
Valley Commerce Bancorp
    and Subsidiary                  $    23,978         12.0%   $    19,216         10.8%
Minimum regulatory requirement      $     9,591          4.0%   $     7,686          4.0%

Valley Business Bank                $    23,442         11.8%   $    14,910          8.4%
Minimum requirement for "Well-
    Capitalized" institution        $    11,721          5.0%   $     7,455          5.0%
Minimum regulatory requirement      $     9,377          4.0%   $     5,964          4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
    and Subsidiary                  $    23,978         16.4%   $    19,216         14.7%
Minimum regulatory requirement      $     5,874          4.0%   $     5,227          4.0%

Valley Business Bank                $    23,442         16.0%   $    14,910         11.4%
Minimum requirement for "Well-
    Capitalized" institution        $     8,798          6.0%   $     7,825          6.0%
Minimum regulatory requirement      $     5,865          4.0%   $     5,217          4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
    and Subsidiary                  $    25,589         17.5%   $    20,617         15.8%
Minimum regulatory requirement      $    11,747          8.0%   $    10,455          8.0%

Valley Business Bank                $    25,054         17.1%   $    16,311         12.5%
Minimum requirement for "Well-
    Capitalized" institution        $    14,663         10.0%   $    13,042         10.0%
Minimum regulatory requirement      $    11,730          8.0%   $    10,434          8.0%


Liquidity

Liquidity is the ability to provide funds to meet customers' needs and to fund operations in a timely and cost effective manner. The Company's primary source of funds is deposits. On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed. During periods when deposit growth exceeds customer needs, funds are invested in investment securities to serve as a future source of funding.

The Company's available-for-sale securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity. The Company maintains a significant borrowing line with the Federal Home Loan Bank secured primarily with available-for-sale investment securities. At June 30, 2005 the Company had $37.5 million of available credit from the Federal Home Loan Bank. Secondary sources of liquidity include short-term borrowing arrangements with and correspondent banks.

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $40.1 million and $1.5 million, respectively, at June 30, 2005. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

(a) There were no options granted or exercised during the first six months of 2005.

(b) The following information is furnished with respect to the use of proceeds received from the Company's public offering that closed in December 2004 and January 2005:


Gross proceeds to the company                                       $8,450,000

Offering expenses:

      Underwriting discount                       $227,988
      Other offering expenses                      592,314
                                                  --------
      Total offering expenses                                          820,302
                                                                    ----------

Net proceeds to the company                                         $7,629,698
                                                                    ==========

      As of the date of this report, the Company used the net proceeds of the offering to fund working capital and other general corporate purposes. Over time, the additional capital will be used to expand the operations of Valley Business Bank, the Company's wholly-owned subsidiary.

(c) The Company did not repurchase any stock during the first six months of 2005.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2005 Annual Meeting of Shareholders was held on April 26, 2005. At the 2005 annual meeting, the shareholders took the following actions:

      1. Elected Directors of the Company to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified. In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated March 29, 2005. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

                                                   Votes Cast
                                                  For Election         Withheld
                                                  ------------         --------

                  David B. Day                      1,482,602           19,000
                  Walter A. Dwelle                  1,482,602           19,000
                  Thomas A. Gaebe                   1,482,602           19,000
                  Donald A. Gilles                  1,480,402           21,200
                  Philip R. Hammond, Jr.            1,482,602           19,000
                  Russell F. Hurley                 1,482,602           19,000
                  Fred P. LoBue, Jr.                1,482,602           19,000
                  Kenneth H. Macklin                1,482,602           19,000
                  Stanley J. Shamoon                1,480,402           21,200

      2. Approved the proposed amendment to the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan to increase the number of shares available for grants of options under the Plan. The votes tabulated were:

                                                      Votes              Votes
                                                       For              Against
                                                     -------            -------
                                                     855,883             95,979

      3. Ratified the appointment by the Board of Directors of Perry-Smith LLP, independent certified public accountants, to serve as the Company's auditors for the fiscal year ending December 31, 2005. The votes tabulated were:

                                                      Votes              Votes
                                                       For              Against
                                                     -------            -------
                                                    1,478,606            5,402

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VALLEY COMMERCE BANCORP



Date: August 12, 2005              By:  /s/ Donald A. Gilles
                                        ----------------------------------------

                                      Donald A. Gilles

                                      President and Chief Executive Officer



Date: August 12, 2005              By:  /s/Roy O. Estridge
                                        ----------------------------------------

                                        Roy O. Estridge, Chief Financial Officer

                                  Exhibit Index


31.1          Rule 13a-14(a)/15d-14(a) Certification
31.2          Rule 13a-14(a)/15d-14(a) Certification
32.1          Section 1350 Certifications