Form 10QSB
period 2005-09-30
Valley Commerce Bancorp
filed 2005-11-14
CIK 1302244

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER: 333-118883

                             VALLEY COMMERCE BANCORP
           (Name of small business issuer as specified in its charter)

           California                               46-1981399
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

                             200 South Court Street
                            Visalia, California 93291
                    (Address of principal executive offices)

                                 (559) 622-9000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock was 2,087,508 as of November 11, 2005.

Transitional Small Business Disclosure Format (check one)
Yes |_| No |X|

================================================================================

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets (unaudited) at September 30, 2005 and December 31,
  2004
Consolidated Statements of Income (unaudited) for the Three and Nine Month
  Periods ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods ended September 30, 2005 and 2004.
Notes to Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS
SIGNATURES

                                     PART I

                           Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-QSB including, but not limited to, those described in Item 2 - Management's Discussion and Analysis, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 - FINANCIAL STATEMENTS

                             VALLEY COMMERCE BANCORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        September 30,     December 31,
                                                                                            2005              2004
                                                                                        -------------    -------------
Assets
------
Cash and due from banks                                                                 $  12,060,092    $   9,036,062
Federal funds sold                                                                          3,865,000       17,750,000
                                                                                        -------------    -------------
      Total cash and cash equivalents                                                      15,925,092       26,786,062
Available-for-sale investment securities                                                   51,646,000       38,099,000
Loans, less allowance for loan losses of $1,768,115 at September 30, 2005 and
  $1,400,818 at December 31, 2004                                                         144,950,355      114,834,245
Bank premises and equipment, net                                                            1,134,155        1,033,586
Cash surrender value of bank-owned life insurance                                           2,755,274        2,677,318
Accrued interest receivable and other assets                                                3,491,703        2,576,391
                                                                                        -------------    -------------
         Total assets                                                                   $ 219,902,579    $ 186,006,602
                                                                                        =============    =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Noninterest-bearing                                                                  $  69,766,448    $  58,394,071
   Interest-bearing                                                                        61,981,187       54,689,181
   Time                                                                                    42,532,565       43,340,652
                                                                                        -------------    -------------
      Total deposits                                                                      174,280,200      156,423,904
Accrued interest payable and other liabilities                                                958,404          834,588
Short-term debt                                                                            10,955,000                -
Long-term debt                                                                              9,186,171        9,322,472
Junior subordinated deferrable interest debentures                                          3,093,000        3,093,000
                                                                                        -------------    -------------
         Total liabilities                                                                198,472,775      169,673,964
                                                                                        -------------    -------------
Commitments and contingencies (Note 7)

Shareholders' equity (Note 2 and 6):
   Serial preferred stock - no par value; 10,000,000 shares authorized, none issued                 -                -
   Common stock - no par value; 30,000,000 shares authorized; issued and outstanding -
     2,087,508 shares at September 30, 2005 and 1,788,258 shares at December 31, 2004      18,332,290       14,451,969
   Retained earnings                                                                        3,412,541        1,959,281
   Accumulated other comprehensive loss, net of taxes (Note 6)                               (315,027)         (78,612)
                                                                                        -------------    -------------
         Total shareholders' equity                                                        21,429,804       16,332,638
                                                                                        -------------    -------------
         Total liabilities and shareholders' equity                                     $ 219,902,579    $ 186,006,602
                                                                                        =============    =============

            See notes to unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                              For the Three Months           For the Nine Months
                                                                              Ended September 30,            Ended September 30,
                                                                         ----------------------------    ---------------------------
                                                                             2005            2004            2005            2004
                                                                         ------------    ------------    ------------    -----------
                                                                                          (restated)                      (restated)
Interest Income:
   Interest and fees on loans                                            $  2,836,060    $  2,281,449    $  7,361,796    $ 5,751,707
   Interest on investment securities:
      Taxable                                                                 388,853         197,873       1,098,156        507,276
      Exempt from Federal income taxes                                         90,161          40,954         186,129         92,651
   Interest on Federal funds sold                                              29,344          23,680         200,578         54,703
   Interest on deposits in banks                                                    -               4               -          1,772
                                                                         ------------    ------------    ------------    -----------
         Total interest income                                              3,344,418       2,543,960       8,846,659      6,408,109
                                                                         ------------    ------------    ------------    -----------
Interest Expense:
   Interest on deposits                                                       531,137         291,563       1,388,771        821,901
   Interest on short-term borrowings                                           22,306               -          22,306              -
   Interest on long-term borrowings                                            98,316          72,901         295,055        196,720
   Interest on junior subordinated deferrable interest debentures              54,294          38,494         150,184        107,770
                                                                         ------------    ------------    ------------    -----------
         Total interest expense                                               706,053         402,958       1,856,316      1,126,391
                                                                         ------------    ------------    ------------    -----------

            Net interest income before provision for loan losses            2,638,365       2,141,002       6,990,343      5,281,718
Provision for loan losses                                                     156,768          40,000         368,768         75,000
                                                                         ------------    ------------    ------------    -----------
            Net interest income after provision for loan losses             2,481,597       2,101,002       6,621,575      5,206,718
Non-Interest Income:
   Service charges                                                            131,356         135,463         389,529        381,700
   Gain on sale of available-for-sale investment securities, net                    -               -               -          7,390
   Gain on sale of other real estate                                                -         368,906               -        368,906
   Mortgage loan brokerage fees                                                41,471          47,660         110,908        126,530
   Earnings on cash surrender value of life insurance policies                 26,019          28,049          77,956         71,377
   Other                                                                       50,762          45,918         136,550        131,455
                                                                         ------------    ------------    ------------    -----------
         Total non-interest income                                            249,608         625,996         714,943      1,087,358
                                                                         ------------    ------------    ------------    -----------
Non-Interest Expense:
   Salaries and employee benefits                                             957,837         816,725       2,722,949      2,273,449
   Occupancy and equipment                                                    195,298         182,604         548,657        482,717
   Other                                                                      588,453         442,563       1,691,652      1,371,562
                                                                         ------------    ------------    ------------    -----------
         Total non-interest expense                                         1,741,588       1,441,892       4,963,258      4,127,728
                                                                         ------------    ------------    ------------    -----------

               Income before provision for income taxes                       989,617       1,285,106       2,373,260      2,166,348
Provision for income taxes                                                    387,000         503,000         920,000        843,000
                                                                         ------------    ------------    ------------    -----------
         Net income                                                      $    602,617    $    782,106    $  1,453,260    $ 1,323,348
                                                                         ============    ============    ============    ===========

Basic earnings per share (Notes 2 and 5)                                 $       0.29    $       0.54    $       0.71    $      0.92
Diluted earnings per share (Notes 2 and 5)                               $       0.28    $       0.51    $       0.67    $      0.86

            See notes to unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                       -----------------------------
                                                                                           2005            2004
                                                                                       -------------   -------------
                                                                                                         (restated)
Cash Flows from Operating Activities:
   Net income                                                                          $   1,453,260   $   1,323,348
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                 368,768          75,000
   Increase in deferred loan origination fees, net                                           164,986          52,644
   Depreciation                                                                              141,912         117,914
   Amortization of intangibles                                                                46,904          46,903
   Gain on sale of other real estate                                                               -        (368,906)
   Net gain on sale of available-for-sale investment securities                                               (7,390)
   Amortization and accretion of investment securities, net                                  719,158         147,661
   Net loss on sale of premises and equipment                                                  7,624             450
   Increase in cash surrender value of bank-owned life insurance                             (77,956)        (72,296)
   Decrease (increase) in accrued interest receivable and other assets                       826,847      (1,052,884)
   (Decrease) increase in accrued interest payable and other liabilities                  (1,096,269)      1,086,305
                                                                                       -------------   -------------
      Net cash provided by operating activities                                            2,555,234       1,348,749
                                                                                       -------------   -------------

Cash Flows from Investing Activities:
   Proceeds from matured and called available-for-sale investment securities               3,500,000       1,525,000
   Proceeds from sales of available-for-sale investment securities                                 -       4,297,004
   Purchases of available-for-sale investment securities                                 (20,021,029)    (17,352,423)
   Proceeds from principal repayments from available-for-sale
      mortgage-backed securities                                                           1,868,577       1,767,303
   Purchase of Federal Home Loan Bank Stock                                                 (419,100)       (342,700)
   Decrease in interest-bearing deposits with banks                                                -         198,000
   Net increase in loans                                                                 (30,649,863)     (6,024,756)
   Purchase of premises and equipment                                                       (250,105)       (170,251)
   Proceeds from sale of other real estate                                                         -       1,814,074
   Purchase of other real estate                                                                   -        (808,923)
   Life insurance policy deposit                                                                   -      (1,000,000)
                                                                                       -------------   -------------
      Net cash used in investing activities                                              (45,971,520)    (16,097,672)
                                                                                       -------------   -------------

                             Continued on next page.

                            VALLEY COMMERCE BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash Flows from Financing Activities:
   Net increase in noninterest-bearing and interest-bearing deposits              $ 18,664,383    $ 13,064,156
   Net (decrease) increase in time deposits                                           (808,087)      6,423,451
   Proceeds from the issuance of stock                                               3,880,321
   Proceeds from Federal Home Loan Bank short-term borrowings                       10,955,000
   Proceeds from Federal Home Loan Bank term advances                                        -       1,600,000
   Payments on Federal Home Loan Bank term advances                                   (136,301)        (14,580)
   Cash paid to repurchase fractional shares                                                 -          (5,726)
                                                                                  ------------    ------------
      Net cash provided by financing activities                                     32,555,316      21,067,301
                                                                                  ------------    ------------

         Increase (decrease) in cash and cash equivalents                          (10,860,970)      6,318,378
Cash and Cash Equivalents at Beginning of Year                                      26,786,062      11,754,585
                                                                                  ------------    ------------
Cash and Cash Equivalents at End of Period                                        $ 15,952,092    $ 18,072,963
                                                                                  ============    ============

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest expense                                                               $  1,847,365    $  1,134,633
   Income taxes                                                                   $    863,000    $    600,000

Non-Cash Investing Activities:
 (Increase) decrease in unrealized loss on available-for-sale securities          $   (236,415)   $     46,339
 Real estate acquired through foreclosure                                                         $    636,245

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Valley Business Bank. Valley Commerce Trust I is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. In the opinion of Management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2005 and December 31, 2004 and the results of operations and for the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. Certain reclassifications have been made to prior periods' balances to conform to classifications used in 2005.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting on From 10-QSB. Accordingly, certain disclosures normally presented in the notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report to Shareholders on Form 10-KSB. The results of operation for the three-month and nine-month periods September 30, 2005 and 2004 may not necessarily be indicative of future operation results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

The Company reported its third quarter 2004 results in a press release dated October 27, 2004 and also in a prospectus dated December 23, 2004. In the press release, third quarter 2004 net income was reported in the amount of $698,000, but was later restated to $782,000. This restatement resulted from a change in accounting for a collateral-dependent real estate loan and the foreclosure on the underlying collateral in the second quarter of 2004. The restatement caused the Company's second quarter net income to decrease, and its third quarter net income to increase, by $84,000 from the amounts originally reported for these periods. The restatement had no impact on the financial position of the Company as of December 31, 2004 or results of operations for the twelve months ended December 31, 2004 as reported in the Company's 2004 Annual Report to Shareholders on Form 10-KSB.

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

3. IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123(R) from the first reporting period beginning after December 15, 2005 to the first fiscal year beginning after December 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures, see Note 4.

4. STOCK-BASED COMPENSATION

At September 30, 2005, the Company had one stock-based compensation plan, for which 346,784 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements. On April 26, 2005, the shareholders approved a proposal to increase the number of shares for which options may be granted by 97,500 shares. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the three and nine-month periods ended September 30, 2005, no options were awarded by the Company. During the three month period ended September 30, 2004, no options were awarded by the Company. During the nine-month period ended September 30, 2004, options for 21,700 shares of common stock were awarded by the Company to its officers and directors. The calculated weighted average fair value of the options granted in the 2004 period was $4.10 per option. The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, 7.5 years; average stock volatility of 41.16%; risk free interest rates of 4.0%; and no dividends during the expected option term.

A summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123 is as follows:

                                                               For the Three Months      For the Nine Months
                                                                Ended September 30,       Ended September 30,
                                                              ---------------------   --------------------------
                                                                 2005        2004         2005           2004
                                                              ---------   ---------   ------------   -----------
Net income as reported                                        $ 602,617   $ 782,106   $  1,453,260   $ 1,323,348
Deduct:  Total stock-based compensation expense determined
   under the fair value based method for all awards, net of
   related tax effects                                            7,250       9,000         21,750        26,000
                                                              ---------   ---------   ------------   -----------
     Pro forma net income                                     $ 595,367   $ 773,106   $  1,431,510   $ 1,297,348
                                                              =========   =========   ============   ===========

Basic earnings per share-as reported                          $    0.29   $    0.54   $       0.71   $      0.92
                                                              =========   =========   ------------   -----------
Basic earnings per share-pro forma                            $    0.29   $    0.54   $       0.70   $      0.90
                                                              =========   =========   ============   ===========

Diluted earnings per share-as reported                        $    0.28   $    0.51   $       0.67   $      0.86
                                                              =========   =========   ============   ===========
Diluted earnings per share-pro forma                          $    0.27   $    0.51   $       0.66   $      0.85
                                                              =========   =========   ============   ===========

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

                                                               For the Three Months          For the Nine Months
                                                                Ended September 30,           Ended September 30,
                                                             -------------------------    --------------------------
                                                                2005           2004          2005           2004
                                                             -----------   -----------    -----------    -----------
Earnings Per Share:
   Basic earnings per share                                  $      0.29   $      0.54    $      0.71    $      0.92
   Diluted earnings per share                                $      0.28   $      0.51    $      0.67    $      0.86
Weighted Average Number of Shares Outstanding:
   Basic shares                                                2,054,623     1,437,508      2,054,623      1,437,508
   Diluted shares                                              2,180,428     1,533,275      2,180,428      1,533,275

Shares for common stock options with exercise prices that are greater then the average market price are not included in the computation of diluted earnings per share due to their antidilutive effect. All exercise prices of shares for common stock options were greater than the average market price and are included in the computation of earnings per share for the three and nine month periods ended September 30, 2005 and 2004.

6. COMPREHENSIVE INCOME

Total comprehensive income for the nine-month periods ended September 30, 2005 and 2004 totaled $1,216,845 and $1,383,363 respectively. Comprehensive income was comprised of net income for the respective periods and net changes in unrealized (losses) gains, net of taxes, on available-for-sale investment securities, which totaled ($236,415) and $60,015 for the nine-month periods ended September 30, 2005 and 2004, respectively. Total comprehensive income for three-month periods ended September 30, 2005 and 2004 totaled $439,859 and $1,124,696 respectively. Comprehensive income was comprised of net income for the respective periods and net changes in unrealized gains (losses), net of taxes, on available-for-sale investment securities, which totaled ($162,758) and $342,590 for the three-month periods ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, accumulated other comprehensive loss, net of taxes, totaled $315,027 and $78,612, respectively, and was a component of shareholders' equity.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $41.9 million and $28.6 million and letters of credit of $1.3 million and $0.9 million at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005, consumer loan commitments represent approximately 7% of total commitments and are generally unsecured. Agricultural loan commitments represent approximately 7% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 40% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 46% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Stand-by letters of credit are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value represented by the fees received for issuing the guarantee. The deferred liability related to the Company's letters of credit was not considered significant at September 30, 2005 or December 31, 2004.

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

Overview

The Company earned net income of $1,453,000, or $0.67 per share (fully diluted), for the nine months ended September 30, 2005, compared to $1,323,000, or $0.86 per share, for the nine months ended September 30, 2004. The Company earned net income of $603,000, or $0.28 per share, for the three months ended September 30, 2005, compared to $782,000, or $0.51 per share, for the three months ended September 30, 2004. The annualized return on average assets was 0.96% for 2005 and 1.18% for 2004. The annualized return on average shareholders' equity for 2005 and 2004 was 9.54% and 15.34%, respectively. The difference in net income for the third quarter of 2005 compared to the same period in 2004 is primarily the result of the sale of a foreclosed property in September 2004. The sale resulted in the Company recognizing $423,000 in pretax interest and fees and $369,000 in pretax gain on sale of other real estate owned in the third quarter of 2004. The after tax effect of this was approximately $478,000. The decrease was mitigated by the overall increase in net interest income in the third quarter of 2005 compared to the same period in 2004.

At September 30, 2005, the Company's total assets were $220 million, total loans, net of the allowance for loan losses, were $145 million, and total deposits were $174 million. Comparing September 30, 2005 and December 31, 2004 balances, total assets increased by $33.9 million or 18%, total net loans increased by $30.1 million or 26%, and total deposits increased by $17.8 million or 11%.

At September 30, 2005, the Company's leverage ratio was 11.6% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 15.3% and 16.4%, respectively. At December 31, 2004, the Company's leverage ratio was 10.8% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 14.7% and 15.8%, respectively.

The following discussing and analysis sets forth certain financial and statistical information relating to the Company as of September 30, 2005, and December 31, 2004, and for the three- and nine-month periods ended September 30, 2005 and 2004.

Results of Operations for the Nine Months Ended September 30, 2005

Net Interest Income

Total interest income for the nine-month period ended September 30, 2005 was $8.8 million, an increase of $2.4 million or 38% from the same period in 2004. Total interest income for the 2004 period included $423,000 of interest income that resulted from the collection of interest previously reversed related to the sale of other real estate noted above. Even when considering the effect in 2004 of the sale of the foreclosed property, total interest income increased in the comparable 2005 period as a result of the growth of interest-earning assets and higher loan yields attributable to the eight 25-basis point increases in the federal funds rate since September 30, 2004, and the related impact on market interest rates. Average interest-earning assets in the 2005 period increased by $49 million or 36% compared to the 2004 period due to increases in average Federal funds sold of $3.6 million or 57%, average available-for-sale securities of $23.2 million or 95%, and average loans of $22.3 million or 21%.

The weighted average tax-equivalent yield on total interest-earning assets was 6.43% in the 2005 period compared to 6.31% in the 2004 period. The increase in average yield was attributable to higher average yields for Federal funds sold, available-for-sale investment securities, and loans in the 2005 period due to the eight 25-basis point increases in the Federal funds rate and the related impact on market interest rates.

Total interest expense for the nine-month period ended September 30, 2005 was $1.9 million, an increase of $0.7 million or 65% from the same period in 2004. Average interest-bearing liabilities in the 2005 period increased by $23.8 million or 26% compared to the 2004 period due to increases in average interest-bearing deposits of $11.5 million or 24%, average time deposits of $8.3 million or 24%, and average other borrowings of $4.0 million or 65%.

The weighted average rate paid on interest-bearing liabilities was 2.13% in the 2005 period compared to 1.63% in the 2004 period. The increase in rates paid was attributable to increased market pressure to raise interest rates for deposits, and increases in the three-month LIBOR rate, which is the index for subordinated debentures.

Net interest income before provision for loan losses increased to $7.0 million for the 2005 period from $5.3 million for the 2004 period due to the factors described above. Increased volume of net average interest-earning assets resulted in an increase in the Company's net interest income of approximately $1.5 million, while the increase in market interest rates caused net interest income to increase by approximately $0.2 million.

The Company's net interest margin decreased 11 bps (from 5.21% to 5.10%) in the 2005 period compared to the 2004 period, due to the effect of the sale of the foreclosed property in 2004 as discussed above. Without this effect, the Company's net interest margin in the 2005 period would have increased compared to the 2004 period. This was generally attributable to the impact of rising interest rates on loan yields since the majority of loans in the Company's loan portfolio have adjustable interest rates. In addition, noninterest-bearing deposits were a more significant funding source in the 2005 period. Average noninterest-bearing deposits totaled $63.6 million, representing 38% of average deposits during the 2005 period, compared to average noninterest-bearing deposits of $43.2 million, representing 34% of average deposits, during the 2004 period.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

             Average balances and weighted average yields and rates
             ------------------------------------------------------

                                                                           Nine Months ended September 30,
                                                        ---------------------------------------------------------------
                                                                     2005                             2004
                                                        ------------------------------   ------------------------------
                                                                    Interest   Average               Interest   Average
                                                         Average     income/    yield/    Average     income/    yield/
(dollars in thousands)                                   Balance     Expense     Cost     Balance     Expense     Cost
                                                        ---------   --------   -------   ---------   --------   -------
ASSETS
Due from banks                                                                           $      55   $      2   $  4.86%
Federal funds sold                                      $  10,078   $    201      2.66%      6,431         55      1.14%
Available-for-sale investment securities:
         Taxable                                           41,221      1,098      3.56%     20,806        506      3.25%
         Non-taxable(1)                                     6,343        186      5.93%      3,598         93      5.23%
                                                        ---------   --------   -------   ---------   --------   -------
   Total securities(1)                                     47,564      1,284      3.88%     24,404        599      3.54%
Loans(2)(3)(4)                                            128,046      7,362      7.68%    105,703      5,752      7.27%
                                                        ---------   --------   -------   ---------   --------   -------
      Total interest-earning assets(1)                    185,688      8,847      6.43%    136,593      6,408      6.31%
                                                        ---------                        ---------

Noninterest-earning assets, net of allowance for loan
   losses                                                  16,517                           11,861
                                                        ---------                        ---------
      Total assets                                      $ 202,205                        $ 148,454
                                                        =========                        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                     $  59,763   $    562      1.26%  $  48,300   $    284      0.79%
   Time deposits less than $100,000                        19,394        331      2.28%     17,843        247      1.85%
   Time deposits $100,000 or more                          23,861        496      2.78%     17,100        291      2.27%
                                                        ---------   --------   -------   ---------   --------   -------
   Total interest-bearing deposits                        103,018      1,389      1.80%     83,243        822      1.32%
Other borrowings                                           10,068        317      4.21%      6,102        196      4.29%
Junior subordinated deferrable interest debentures          3,093        150      6.48%      3,032        108      4.75%
                                                        ---------   --------   -------   ---------   --------   -------
      Total interest-bearing liabilities                  116,179      1,856      2.13%     92,377      1,126      1.63%
                                                                    --------                         --------

Noninterest bearing deposits                               63,566                           43,207
Other liabilities                                           2,102                            1,405
                                                        ---------                        ---------
   Total liabilities                                      181,847                          136,989
Shareholders' equity                                       20,358                           11,465
                                                        ---------                        ---------
   Total liabilities and shareholders' equity           $ 202,205                        $ 148,454
                                                        =========                        =========

Net interest income and margin(1)                                   $  6,991   $  5.10%              $  5,282   $  5.21%
                                                                    ========   =======               ========   =======

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

(3) Interest income includes amortized loan fees of $434 and $349 for 2005 and 2004, respectively.

(4) Interest income includes interest from loans previously designated as nonaccrual of $0 for the 2005 period and $423 for the 2004 period.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2005 and 2004.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                          2005 period vs. 2004 period
                                                     Increase (decrease) due to change in:
                                                      Average       Average
                                                       Volume      Rate(1)         Total
                                                     ---------     --------     ---------
(In thousands)
Increase (decrease) in interest income:
Due from banks                                       $      (2)    $      -     $      (2)
Federal funds sold                                          42          104           146
Available-for-sale investments securities                  613           72           685
Loans                                                    1,215          395         1,610
                                                     ---------     --------     ---------
   Total interest income                                 1,868          571         2,439

(Decrease) increase in interest expense:
Interest-bearing deposits                                   67          211           278
Time deposits less than $100,000                            21           63            84
Time deposits $100,000 or more                             115           90           205
Other borrowings                                           127           (6)          121
Junior subordinated deferrable interest debentures           2           40            42
                                                     ---------     --------     ---------
   Total interest expense                                  332          398           730
                                                     ---------     --------     ---------
   Increase in net interest income                   $   1,536     $    173     $   1,709
                                                     =========     ========     =========

      (1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

For the nine-month periods ended September 30, 2005 and 2004, the Company recorded provisions for loan losses of loan losses of $369,000 and $75,000, respectively. The higher amount recorded in 2005 reflected a greater amount of growth in the loan portfolio during 2005 compared to 2004. Net loan charge-offs totaled $2,000 in 2005 and $111,000 in 2004. The 2004 amount included a loan charge off of $129,000 recorded in the second quarter related to the foreclosure of the real estate collateral discussed above. The allowance for loan losses is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2005 and 2004 totaled $0.7 million and $1.1 million, respectively, a decrease of $0.4 million or 34%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------

                                                                Nine Months ended
                                                                  September 30,
                                                             -----------------------   ----------
                                                                                        Increase
(in thousands)                                                  2005         2004      (Decrease)
                                                             ----------   ----------   ----------
Service charges                                              $      390   $      382   $        8

Gain on sale of available-for-sale investment securities              -            7           (7)

Gain on other real estate                                             -          369         (369)

Mortgage loan brokerage fees                                        111          127          (16)

Earnings on cash surrender value of life insurance policies          78           71            7

Other                                                               136          131            5
                                                             ----------   ----------   ----------

   Total non-interest income                                 $      715   $    1,087   $     (372)
                                                             ==========   ==========   ==========

Non-interest income declined during the 2005 period as non-interest income generated in the third quarter of 2004 included a $369,000 gain on the sale of other real estate as previously discussed.

Non-Interest Expense

Non-interest expense was $5.0 million for the nine-month period ended September 30, 2005 compared to $4.1 million for the nine-month period ended September 30, 2004, an increase of $0.8 million or 20%. The increase was due primarily to increased employee costs associated with the Company's growth.

The components of non-interest expense for the nine-month periods ended September 30, 2005 and 2004 were as follows:

                              Non-interest expense
                              --------------------

                                                                 Nine Months ended
                                                                   September 30,
                                                              -----------------------   ----------
                                                                                         Increase
(in thousands)                                                   2005          2004     (Decrease)
                                                              ----------   ----------   ----------
Salaries and employee benefits                                $    2,723   $    2,274   $      449

Occupancy and equipment                                              549          483           66

Data processing                                                      309          307            2

Operations                                                           304          273           31

Professional and legal                                               243          169           74

Advertising and business development                                 194          130           64

Telephone and postal                                                 115           98           17

Supplies                                                             174           96           78

Assessment and insurance                                             100           96            4

Amortization expense                                                  47           47            0

Other expenses                                                       205          155           50
                                                              ----------   ----------   ----------

   Total non-interest expense                                 $    4,963   $    4,128   $      835
                                                              ==========   ==========   ==========

Provision for Income Taxes

The provisions for income taxes for the nine-month periods ended September 30, 2005 and 2004 was $920,000 and $843,000, respectively. The effective tax rates for these periods were 38.8%, and 38.9%, respectively.

Results of Operations for the Three Months Ended September 30, 2005

Net Interest Income

Total interest income for the three-month period ended September 30, 2005 was $3.3 million, an increase of $800,000 or 31% from the same period in 2004. Total interest income for the 2004 period included $423,000 of interest income the resulted from the collection of interest previously reversed related to the sale of other real estate noted above. Even when considering the effect in 2004 of the sale of the foreclosed property, total interest income increased in the comparable 2005 period as a result of the growth of interest-earning assets and higher loan yields attributable to the eight 25-basis point increases in the federal funds rate since September 30, 2004, and the related impact on market interest rates. Average earning assets in the 2005 period increased by $52.3 million or 37% compared to the 2004 period due to increases in average available-for-sale securities of $23.0 million or 80%, and average loans of $32.4 million or 30%.

The weighted average tax-equivalent yield on total interest-earning assets was 6.90% in the 2005 period compared to 7.12% in the 2004 period. The decrease in average yield was attributable to the effect in 2004 of the sale of the foreclosed property as discussed above. Without the effect, the average yield in the 2005 period would have increased compared to the 2004 period due to higher average yields for Federal funds sold, available-for-sale investment securities, and loans in the 2005 period due to the eight 25-basis point increases in the Federal funds rate and the related impact on market interest rates.

Total interest expense for the three-month period ended September 30, 2005 was $706,000, an increase of $303,000 or 75% from the same period in 2004. Average interest-bearing liabilities in the 2005 period increased by $23.0 million or 24% compared to the 2004 period due to increases in average interest-bearing deposits of $10.6 million or 21%, average time deposits of $7.6 million or 21%, and other borrowings of $4.8 million or 71%.

The average rate paid on interest-bearing liabilities was 2.36% in the 2005 period compared to 1.67% in the 2004 period. The increase in rates paid was attributable to increased market pressure to raise interest rates for deposits and increases in the three-month LIBOR rate, which is the index for subordinated interest debentures.

Net interest income before provision for loan losses increased to $2.6 million for the 2005 period from $2.1 million for the 2004 period due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of approximately $766,000, while the increase in market interest rates, and the effect in 2004 of the sale of the foreclosed property discussed above, caused net interest income to decrease by approximately $269,000.

The Company's net interest margin decreased 54 bps (from 6.00% to 5.46%) in the 2005 period compared to the 2004 period. Due to the effect in 2004 of the sale of the foreclosed property as discussed above. Without the effect, the Company's net interest margin in the 2005 period would have increased compared to the 2004 period. This was generally attributable to the impact of rising interest rates on loan yields since the majority of loans in the Company's loan portfolio have adjustable interest rates. In addition, noninterest-bearing deposits were a more significant funding source in the 2005 period. Average noninterest-bearing deposits totaled $70.8 million, representing 40% of average deposits during the 2005 period, compared to average noninterest-bearing deposits of $48.3 million, representing 36% of average deposits, during the 2004 period.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

             Average balances and weighted average yields and rates
             ------------------------------------------------------

                                                                        Three Months ended September 30,
                                                        ---------------------------------------------------------------
                                                                     2005                             2004
                                                        ------------------------------   ------------------------------
                                                                    Interest   Average               Interest   Average
                                                         Average     income/    yield/    Average     income/    yield/
(dollars in thousands)                                   Balance     Expense     Cost     Balance     Expense     Cost
                                                        ---------   --------   -------   ---------   --------   -------
ASSETS
Federal funds sold                                      $   3,422   $     29      3.37%  $   6,592   $     24      1.45%
Available-for-sale investment securities:
      Taxable                                              42,315        389      3.66%     24,240        198      3.25%
      Non-taxable(1)                                        9,469         90      5.73%      4,509         41      5.48%
                                                        ---------   --------   -------   ---------   --------   -------
   Total securities(1)                                     51,784        479      4.04%     28,749        239      3.60%
Loans(2)(3)(4)                                            140,351      2,836      8.04%    107,921      2,281      8.41%
                                                        ---------   --------   -------   ---------   --------   -------
     Total interest-earning assets(1)                     195,557      3,344      6.90%    143,262      2,544      7.12%
                                                        ---------                        ---------

Noninterest-earning assets, net of allowance for loan
   losses                                                  16,743                           14,003
                                                        ---------                        ---------
     Total assets                                       $ 212,300                        $ 157,265
                                                        =========                        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                     $  60,647   $    220      1.44%  $  50,063   $    103      0.82%
   Time deposits less than $100,000                        18,966        120      2.52%     18,148         85      1.86%
   Time deposits $100,000 or more                          24,582        191      3.09%     17,782        104      2.33%
                                                        ---------   --------   -------   ---------   --------   -------
   Total interest-bearing deposits                        104,195        531      2.03%     85,993        292      1.35%
Other borrowings                                           11,593        121      4.15%      6,780         73      4.28%
Junior subordinated deferrable interest debentures          3,093         54      6.95%      3,093         38      4.89%
                                                        ---------   --------   -------   ---------   --------   -------
     Total interest-bearing liabilities                   118,881        706      2.36%     95,866        403      1.67%
                                                                    --------                         --------

Noninterest bearing deposits                               70,848                           48,323
Other liabilities                                           1,304                            1,368
                                                        ---------                        ---------
   Total liabilities                                      191,033                          145,557
Shareholders' equity                                       21,267                           11,708
                                                        ---------                        ---------
   Total liabilities and shareholders' equity           $ 212,300                        $ 157,265
                                                        =========                        =========

Net interest income and margin(1)                                   $  2,638      5.46%              $  2,141      6.00%
                                                                    ========   =======               ========   =======

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

(3) Interest income includes amortized loan fees of $171 and $136 for 2005 and 2004, respectively.

(4) Interest income includes interest from loans previously designated as nonaccrual of $0 for the 2005 period and $423 for the 2004 period.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2005 and 2004.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                           2005 period vs. 2004 period
                                                      Increase (decrease) due to change in:
                                                       Average       Average
                                                       Volume        Rate(1)       Total
                                                      ----------    ---------     --------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                     $   (12)      $    17       $    5
Available-for-sale investments securities                  209            31          240
Loans                                                      687          (132)         555
                                                       -------       -------       ------
  Total interest income                                    884           (84)         800

(Decrease) increase in interest expense:
Interest-bearing deposits                                   22            95          117
Time deposits less than $100,000                             4            31           35
Time deposits $100,000 or more                              40            47           87
Other borrowings                                            52            (4)          48
Junior subordinated deferrable interest debentures           -            16           16
                                                       -------       -------       ------
  Total interest expense                                   118           185          303
                                                       -------       -------       ------
  Increase in net interest income                      $   766       $  (269)      $  497
                                                       =======       =======       ======

      (1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

For the three-month periods ended September 30, 2005 and 2004, the Company recorded provisions for loan losses of $157,000 and $40,000, respectively. Loan loss provisions were higher in the 2005 period due to loan volume growing more rapidly in 2005 than in the prior year. There were no loan charge offs or recoveries during the 2005 and 2004 periods. The allowance for loan losses is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2005 and 2004 totaled $250,000 and $626,000, respectively, a decrease of $376,000 or 60%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------

                                                Three Months ended
                                                    September 30,
                                                -----------------   -----------
                                                                     Increase
(in thousands)                                    2005      2004    (Decrease)
                                                -------   -------   -----------
Service charges                                  $ 132     $ 135     $    (3)

Gain on sale of available-for-sale investment
    securities                                       -         -           -

Gain on other real estate                            -       369        (369)

Mortgage loan brokerage fees                        42        48          (6)

Earnings on cash surrender value of life
    insurance policies                              26        28          (2)

Other                                               50        46           4
                                                 -----     -----     -------

    Total non-interest income                    $ 250     $ 626     $  (376)
                                                 =====     =====     =======

Non-interest income declined during the 2005 period as non-interest income generated in the third quarter of 2004 included a $369,000 gain on the sale of other real estate as previously discussed.

Non-Interest Expense

Non-interest expense was $1.7 million and $1.4 million, respectively, for the three-month periods ended September 30, 2005 and 2004, an increase of $0.3 million or 21%. The increase was due primarily to increased employee costs associated with the Company's growth. Legal, advertising, and supplies costs increased in the 2005 period due primarily to the Bank's name change.

The components of non-interest expense for the three-month periods ended September 30, 2005 and 2004 were as follows:

                              Non-interest expense
                              --------------------

                                                        Three Months ended
                                                           September 30,
                                                     ------------------------    ----------
                                                                                  Increase
(in thousands)                                           2005          2004      (Decrease)
                                                     -----------    ---------    ----------
Salaries and employee benefits                        $    958       $   817       $  141

Occupancy and equipment                                    195           183           12

Data processing                                            102            98            4

Operations                                                 110            88           22

Professional and legal                                      86            41           45

Advertising and business development                        77            42           35

Telephone and postal                                        36            32            4

Supplies                                                    79            42           37

Assessment and insurance                                    30            36           (6)

Amortization expense                                        16            16            -

Other expenses                                              53            47            6
                                                      --------       -------       ------

  Total non-interest expense                          $  1,742       $ 1,442       $  300
                                                      ========       =======       ======

Provision for Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2005 and 2004 was $387,000 and $503,000, respectively. The effective tax rates for these periods were 39.1%, and 39.1%, respectively.

Financial Condition

Investment Securities

All investment securities held by the Company on September 30, 2005 are classified as available-for-sale securities. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders' equity.

The following tables set forth the amortized cost and estimated market value of available-for-sale investment securities at the dates indicated:

                Market value of securities available for sale
                ---------------------------------------------

                                            September 30, 2005
                             -----------------------------------------------
(in thousands)               Amortized   Unrealized   Unrealized      Fair
                                Cost        Gain         Loss        Value
                             ---------   ----------   ----------   ---------
U.S. government  agencies    $  26,417   $        9   $     (269)  $  26,157
Mortgage-backed securities      10,259            2         (167)     10,094
Municipal securities            10,906           43          (54)     10,895
Corporate debt securities        4,578            -          (78)      4,500
                             ---------   ----------   ----------   ---------
   Total                     $  52,160   $       54   $     (568)  $  51,646
                             =========   ==========   ==========   =========

                                            December 31, 2004
                             -----------------------------------------------
(in thousands)               Amortized   Unrealized   Unrealized      Fair
                                Cost        Gain         Loss        Value
                             ---------   ----------   ----------   ---------
U.S. government  agencies    $  20,988   $        5   $     (118)  $  20,875
Mortgage-backed securities       8,790           12          (48)      8,754
Municipal securities             4,382           66          (31)      4,417
Corporate debt securities        4,067            4          (18)      4,053
                             ---------   ----------   ----------   ---------
   Total                     $  38,227   $       87   $     (215)  $  38,099
                             =========   ==========   ==========   =========

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

Loans

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in  thousands)        September 30, 2005        December 31, 2004
                             ----------------------   ----------------------
Commercial                   $  42,541           29%  $   34,389          29%
Real estate - mortgage(1)       71,513           48%      60,688          52%
Real estate - construction      27,302           19%      14,694          13%
Agricultural                     3,404            2%       4,535           4%
Consumer and other               2,582            2%       2,388           2%
                             ---------   ----------   ----------   ---------
   Subtotal                    147,342          100%     116,694         100%
                                         ==========                =========
Deferred loan fees, net           (624)                     (459)
Allowance for loan losses       (1,768)                   (1,401)
                             ---------                ----------
   Total loans, net          $ 144,950                $  114,834
                             =========                ==========

(1) Consists primarily of commercial mortgage loans.

Although the first nine months of 2005 saw real estate - construction loans increase more rapidly that other loan portfolio segments, the primary focus of the lending division is commercial loans, including commercial mortgage loans. This is attributable to the rapidly growing commercial economy in the Company's lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but the Company lends in the agricultural sector on a very selective basis due to the volatility of that market and other factors. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets. Nonperforming assets at September 30, 2005 and December 31, 2004 were $24,000 and $81,000, respectively, and were comprised entirely of nonaccrual loans.

Allowance for Loan Losses

The allowance for loan losses totaled $1.77 million or 1.20% of total loans at September 30, 2005. This compared to $1.40 million or 1.20% at December 31, 2004. From its periodic analysis of the allowance for loan losses, management believes that the allowance for loan losses was adequate at both December 31, 2004 and September 30, 2005. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                    Changes in allowance for loan losses
                    ------------------------------------

                                                Nine Months
                                               -------------
                                                   ended        Year ended
                                               -------------   -------------
                                               September 30,   December 31,
                                               -------------   -------------
(dollars in thousands)                             2005            2004
                                               -------------   ------------

Balance, beginning                             $       1,401   $      1,393
Provision for  loan losses                               369            138
Charge-offs                                               (2)          (148)
Recoveries                                                 -             18
                                               -------------   ------------
Balance, ending                                $       1,768   $      1,401
                                               =============   ============

Net charge-offs to average loans outstanding            0.00%          0.12%
Average loans outstanding                      $     128,046   $    107,262
Ending allowance to total loans outstanding             1.20%          1.20%

Deposits

Total deposits were $174.3 million as of September 30, 2005, an increase of $17.9 million or 11% from the December 31, 2004 balance of $156.4 million. Total deposits at September 30, 2005 consisted of 40% noninterest-bearing deposits, 36% interest-bearing deposits, and 24% time deposits. The December 31, 2004 deposit mix consisted of 37% non-interest bearing deposits, 35% interest-bearing deposits, and 28% time deposits. The Company seeks to acquire the deposit accounts of new customers with an emphasis on noninterest-bearing deposit accounts.

Borrowings

At September 30, 2005, the Company has outstanding borrowings from the Federal Home Loan Bank (FHLB) totaling $20.1 million. This debt was comprised of $10.9 million of short-term, adjustable rate debt, and $9.2 million of long-term, fixed rate debt. At December 31, 2004, the Company had no short-term debt and long-term debt totaling $9.3 million. In 2005, the Company utilized short-term borrowings from the FHLB to fund a portion of its asset growth. Long-term borrowings from the FHLB were incurred prior to 2005 primarily for the purpose of funding fixed rate loans. The balance of Junior Subordinated Deferrable Interest Debentures at September 30, 2005 remained unchanged from December 31, 2004 at $3.1 million.

Capital Resources

At September 30, 2005 and December 31, 2004, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a "well capitalized" institution.

On September 9, 2004, the Company filed a registration statement with the Securities and Exchange Commission (SEC) for the public sale of 650,000 shares of common stock. The SEC declared the registration statement effective on December 23, 2004. On December 29, 2004, the Company sold 350,750 shares of common stock to the Company's underwriter, Wedbush Morgan Securities; the remaining 299,250 shares were sold directly by the Company in January 2005. The entire stock offering added $7.6 million to the Company's capital. The balance of stockholders' equity increased from $16.3 million at December 31, 2004 to $21.4 million at September 30, 2005. The increase reflected the proceeds from January 2005 sale of common stock and net income for the nine months ended September 30, 2005.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At September 30, 2005, and September 30, 2004, the entire $3.0 million was included in Tier 1 capital.

The Company declared a three-for-two stock split in August 2004 and paid 5% stock dividends in 2004 and 2003. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

The following table summarizes the Company's risk-based capital ratios as of September 30, 2005 and December 31, 2004:

                   Capital and capital adequacy ratios
                   -----------------------------------

                                  September 30, 2005   December 31, 2004
                                  ------------------   ------------------
(dollars in thousands)              Amount     Ratio     Amount     Ratio
                                  ----------   -----   ----------   -----
Leverage Ratio
--------------
Valley Commerce Bancorp
   and Subsidiary                 $   24,596    11.6%  $   19,216    10.8%
Minimum regulatory requirement    $    9,838     4.0%  $    7,686     4.0%

Valley Business Bank              $   24,127    11.4%  $   14,910     8.4%
Minimum requirement for "Well-
   Capitalized" institution       $   12,064     5.0%  $    7,455     5.0%
Minimum regulatory requirement    $    9,651     4.0%  $    5,964     4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
   and Subsidiary                 $   24,596    15.3%  $   19,216    14.7%
Minimum regulatory requirement    $    6,438     4.0%  $    5,227     4.0%

Valley Business Bank              $   24,127    15.0%  $   14,910    11.4%
Minimum requirement for "Well-
   Capitalized" institution       $    9,650     6.0%  $    7,825     6.0%
Minimum regulatory requirement    $    6,433     4.0%  $    5,217     4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
   and Subsidiary                 $   26,365    16.4%  $   20,617    15.8%
Minimum regulatory requirement    $   12,877     8.0%  $   10,455     8.0%

Valley Business Bank              $   25,895    16.1%  $   16,311    12.5%
Minimum requirement for "Well-
   Capitalized" institution       $   16,083      10%  $   13,042    10.0%
Minimum regulatory requirement    $   12,866     8.0%  $   10,434     8.0%

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

The Company's available-for-sale securities portfolio, Federal funds sold, and cash and due from banks serve as the primary sources of liquidity. The Company maintains a significant borrowing line with the Federal Home Loan Bank secured primarily with available-for-sale investment securities and loans. At September 30, 2005 the Company had borrowed $20.1 million from FHLB and had $25.6 million of remaining borrowing capacity. The Company also maintains short-term borrowing arrangements with correspondent banks.

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $41.9 million and $1.3 million, respectively, at September 30, 2005. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

(a) There were no options granted or exercised during the first nine months of 2005.

(b) The following information is furnished with respect to the use of proceeds received from the Company's public offering that closed in December 2004 and January 2005:

            Gross proceeds to the company               $ 8,450,000

            Offering expenses:

                Underwriting discount       $ 227,988
                Other offering expenses       592,314
                                            ---------
                Total offering expenses                     820,302
                                                        -----------

            Net proceeds to the company                 $ 7,629,698
                                                        ===========

      As of the date of this report, the Company used the net proceeds of the offering to fund working capital and other general corporate purposes. Over time, the additional capital will be used to expand the operations of Valley Business Bank, the Company's wholly-owned subsidiary.

(c) The Company did not repurchase any stock during the first nine months of 2005.

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

                                 VALLEY COMMERCE BANCORP

Date: November 14, 2005          By: /s/ Donald A. Gilles
                                     ----------------------------------------

                                     Donald A. Gilles

                                     President and Chief Executive Officer

Date: November 14, 2005          By: /s/ Roy O. Estridge
                                     ----------------------------------------

                                     Roy O. Estridge, Chief Financial Officer

                                  Exhibit Index

31.1  Rule 13a-14(a)/15d-14(a) Certification
31.2  Rule 13a-14(a)/15d-14(a) Certification
32.1  Section 1350 Certifications