Form 10KSB
period 2005-12-31
Valley Commerce Bancorp
filed 2006-03-31
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
      (Mark one)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year December 31, 2005

         [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

              (Address of principal executive offices and Zip Code)


                                 (559) 622-9000
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

State issuer's revenues for its most recent fiscal year:   $13,391,298

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $31,521,798, based upon the closing price of the issuer's Common Stock reported for March 13, 2006, on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of March 13, 2006, 2,087,587 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable


         Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                TABLE OF CONTENTS
                                     Part I
                                                                            Page
Item 1.    Description of Business                                           5
Item 2.    Description of Property                                           16
Item 3.    Legal Proceedings                                                 17
Item 4.    Submission of Matters to a Vote of Security Holders               17

                                     Part II
Item 5. Market For Common Equity, Related Stockholder Matters and Small 18 Business Issuer Purchases of Equity Securities
Item 6.   Management's Discussion and Analysis or Plan of Operation          20
Item 7.   Financial Statements                                               38
Item 8. Change in and Disagreements With Accountants on Accounting and 76 Financial Disclosure
Item 8A.  Controls and Procedures                                            76
Item 8B.  Other Information                                                  76

                                    Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons of 77 the Registrant; Compliance With Section 16(a) of the Exchange Act.
Item 10.  Executive Compensation                                             81
Item 11. Security Ownership of Certain Beneficial Owners and Management 83 and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions                     84
Item 13.  Exhibits                                                           85
Item 14.  Principal Accountant Fees and Services                             85
Exhibits

                                     PART I

                           Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-KSB including, but not limited to, those described in Item 6 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements; government policies, regulations, and their enforcement (including (12) Bank Secrecy Act-related matters, taxing statutes and regulations; (13) restrictions on dividends that our subsidiaries are allowed to pay to us; (14) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management's ability to manage these and other risks. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 - DESCRIPTION OF BUSINESS

General

The Company. Valley Commerce Bancorp (the "Company") was incorporated on February 2, 2002 as a California corporation, for the purpose of becoming the holding company for Valley Business Bank (the "Bank," formerly Bank of Visalia), a California state chartered bank, through a corporate reorganization. In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board of Governors").

At December 31, 2005, the Company had one banking subsidiary, the Bank. The Company's principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders, will generally be paid from dividends paid to the Company by the Bank.

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

At December 31, 2005, the Company's assets totaled $228.0 million. As of January 31, 2006, the Company had a total of 77 employees and 73.4 full time equivalent employees, including the employees of the Bank.

This Annual Report on Form 10-KSB and other reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (SEC) will be accessible on the Company's website, www.valleybusinessbank.net, as soon as
                                     --------------------------
practicable after the Company files the document with the SEC. These reports are also available through the SEC's website at www.sec.gov.
                                            -----------

Recent Events. On September 9, 2004, the Company filed a registration statement with the SEC for the public sale of 650,000 shares of common stock. The primary purpose of the common stock offering was to obtain financing to support the continued growth of the Bank. The SEC declared the registration statement effective on December 23, 2004. The entire offering of 650,000 shares was sold by the Company during the months of December 2004 and January 2005. The net proceeds from the offering totaled $7.6 million. The number of outstanding shares of common stock increased to 2,087,508.

On January 1, 2005, the Company opened a lending office in Tulare, California. On September 27, 2005, the Company deposited $10,000 into escrow for the purchase of land for a Tulare Branch. The escrow is expected to close in 2006.

Effective July 7, 2005, the Bank changed its name from Bank of Visalia to Valley Business Bank to facilitate its further expansion within the South San Joaquin Valley.

The Bank. The Bank was organized in 1995 and commenced business as a California state chartered bank in 1996. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

The Bank's income is derived primarily from interest earned on loans, and, to a lesser extent, fees from the sale or brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Bank's major operating expenses are the interest paid on deposits and borrowings and general operating expenses. The Bank experiences modest seasonal trends in deposit growth and loan originations, but in general, the business of the Bank is not seasonal.

The Bank conducts its business through the main office in Visalia, three branch offices located in Fresno, Woodlake and Tipton, and a loan production office in Tulare, all in California's South San Joaquin Valley. The Visalia office opened in 1996 and is the primary location for the Bank's deposits and loans. The Woodlake and Tipton branch offices were acquired from Bank of America in 1998, primarily for core deposits. The Fresno Branch was acquired in 2003 to allow the Bank to offer the full range of commercial banking services in the Fresno metropolitan area. Management anticipates that over time the Fresno area will become a principal market of the Bank in addition to the Visalia/Tulare County area which is the current principal market.

The Bank intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions. New branches and loan production offices provide the Bank with greater opportunity to expand its core deposit base and increase its lending activities. The opening of new branches and offices will negatively impact Company earnings in the near term. This is because employee costs and general overhead costs required to open a de novo branch or loan production office are incurred before significant new revenues are generated. On September 27, 2005, the Bank deposited $10,000 on a lot in the city of Tulare and expects to complete the purchase in the first quarter of 2006. The Bank anticipates opening a full service branch on this site in late 2006-early 2007. Bank management has also initiated a search for a de novo branch site in the city of Fresno. Future expansion into adjacent counties in the South San Joaquin Valley is a long term strategy of the Bank. All future branches are subject to regulatory approval.

The Bank's target customers are local businesses, professionals and commercial property owners. The Bank believes this niche market is not well served by larger banks, particularly in the wake of past merger and acquisition activity, which included the acquisitions in 2003 of Kaweah National Bank by Citizens Business Bank, and Valley Independent Bank and subsidiaries Bank of Stockdale and Kings River State Bank by Rabobank.

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans. It also originates a small number of consumer and agricultural loans and broker single-family residential loans to other mortgage lenders. The Bank targets small businesses, professionals and commercial property owners in its market area for loans. It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff. The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate. At March 13, 2006, Valley Business Bank's prime rate was equivalent to the prevailing national prime rate as published in the Wall Street Journal. The remaining loans in the Bank's portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs. For customers whose loan demands exceed the Bank's lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank's assets or in relation to the overall business of the Bank. However, at December 31, 2005 approximately 69% of the Bank's loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 26% consisted of commercial loans. The Bank believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. Currently, the business activities of the Bank are mainly concentrated in Tulare County, California. Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank's operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of natural disaster.

Bank Deposit Activities. The Bank offers a full range of deposit products and services, including non-interest bearing demand checking, savings, time deposits and certificates of deposit. As part of the loan underwriting process, borrowers are generally required to maintain deposits with the Bank. The Bank has not used brokers or a money desk to solicit deposits.

The Bank's deposits are a combination of business and consumer accounts. No individual deposit account or group of related deposit accounts is considered material in relation to the Bank's total deposits. The loss of any one account or group of related accounts is not expected to have a material adverse effect on the business of the Bank.

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

During the Bank's past two fiscal years, there have been no significant changes in the kinds of services rendered, or the methods of distribution of such services. The Bank has not engaged in any material research activities relating to the development of new products or services during this time but has devoted substantial time and resources to improving existing Bank services and improving employee productivity. Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position. The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

Competition and Growth. The Company's primary market area has been Tulare County. In California generally and in the Company's market area specifically, major banks and large regional banks dominate the commercial banking industry. As of June 30, 2005(date of latest available statistics from FDIC), there were 17 commercial banks and savings associations with a total of 63 offices in Tulare County. By virtue of their larger capital bases, many of the Company's competitors have substantially greater lending limits than the Bank, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

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

Despite a very competitive banking environment, the Company has grown significantly in the last three years. Total assets grew from $120.4 million at December 31, 2002, to $228.0 million at December 31, 2005, an increase of 89%. Growth in the regional economy and the Company's success in marketing to its target customers are primarily responsible for this growth.

The Company's growth over the last three years is detailed further in the following table:

                                                   December 31,
     (dollars in 000's)            2002         2003           2004         2005
                                   ----         ----           ----         ----
     Total assets              $120,365     $139,611       $186,007     $228,011
     Loans, net                  76,988      101,177        114,834      149,991
     Deposits                   107,759      119,668        156,424      192,581
     Shareholders' equity         9,937       11,020         16,333       21,909

At June 30, 2005, the Bank's main office in Visalia was one of the 26 banking offices in the city of Visalia. On that date, the Visalia office held $124.7 million or 7.7% of the total $1.6 billion in deposits at FDIC-insured institutions in Visalia. The Company's market share of FDIC-insured deposits in Tulare County was approximately 4.8% of the total $3.2 billion in deposits as of June 30, 2005. The Company believes that it can gain additional market share in its principal market of Tulare County while it develops a core customer base in the metropolitan Fresno area.

Selected Financial Data. The following table presents a five year summary of selected financial information which should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 7, Financial Statements, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 6. The financial information contained in the table is unaudited. The results of operations for 2005 are not necessarily indicative of the results of operations that may be expected for future years.

            (in thousands except                         As of and for the year ended December 31,
                                                         -----------------------------------------
         share and per share data)              2001          2002          2003          2004          2005
                                                ----          ----          ----          ----          ----
Statement of Income
Interest income                           $    6,528    $    6,404    $    7,188    $    8,737    $   12,504
Interest expense                               2,217         1,454         1,426         1,622         2,683
Net interest income                            4,311         4,950         5,762         7,115         9,821
Provision for loan losses                        215           405           315           138           369
Net interest income after provision for
   loan losses                                 4,096         4,545         5,447         6,977         9,452
Non-interest income                              704         1,065         1,055         1,341           888
Non-interest expense                           3,546         4,079         4,648         5,662         6,810
Income before income taxes                     1,254         1,531         1,854         2,656         3,530
Income taxes                                     504           600           705         1,027         1,367
Net income                                       750           931         1,149         1,629         2,163

Per Share Data:
Basic earnings per share                  $     0.53    $     0.66    $     0.81    $     1.13    $     1.05
Diluted earnings per share                $     0.52    $     0.64    $     0.77    $     1.06    $     0.99
Book value - end of period                $     6.27    $     7.01    $     7.66    $     9.13    $    10.50
Average shares outstanding-basic           1,418,562     1,418,074     1,421,710     1,440,383     2,062,912
Average shares outstanding-diluted         1,442,637     1,452,573     1,483,954     1,538,054     2,183,721
Shares outstanding - end of period         1,225,407     1,286,235     1,369,369     1,788,258     2,087,508

Balance Sheet
Available-for-sale
   investment securities                  $   11,538    $   25,976    $   21,888    $   38,099    $   50,391
Total loans, net                              75,373        76,988       101,177       114,834       149,991
Allowance for loan losses                      1,051         1,102         1,393         1,401         1,766
Total assets                                 102,203       120,365       139,611       186,007       228,011
Total deposits                                91,464       107,759       119,668       156,424       192,581
Total shareholders' equity                     8,892         9,937        11,020        16,333        21,909

Selected Performance Ratios:
Return on average assets                        0.81%         0.85%         0.89%         1.04%         1.05%
Return on average equity                        8.72%         9.85%        11.01%        13.84%        10.44%
Net interest margin (1)                         5.02%         5.03%         4.85%         5.00%         5.23%
Average net loans as a percentage
   of average deposits                          79.6%         81.9%         81.4%         80.2%         78.3%
Efficiency ratio                                69.5%         66.8%         67.4%         66.2%         63.6%


Selected Financial Data (continued)

            (in thousands except         As of and for the year ended December 31,
                                         -----------------------------------------
         share and per share data)     2001      2002     2003      2004        2005
                                       ----      ----     ----      ----        ----
Selected Asset Quality Ratios:
Nonperforming assets to
   total assets                        2.2%      1.0%      0.7%      0.0%(3)      0.0%(3)
Nonperforming loans to
   total loans                         3.0%      1.5%      1.0%      0.1%         0.0%(3)
Net loan charge-offs to
   average loans                       0.1%      0.5%      0.0%      0.1%         0.0%(3)
Allowance for loan losses
   to total loans                      1.4%      1.4%      1.4%      1.2%         1.2%
Allowance for loan losses
   to nonperforming loans             45.7%     92.8%    138.2%   1729.6%      8409.5%

Capital Ratios:
     Bank
     ----
Leverage                               8.7%      8.0%      9.8%      8.4%        11.3%
Tier 1 Risk-Based                     10.9%     10.8%     12.7%     11.4%        14.6%
Total Risk-Based                      12.2%     12.1%     14.0%     12.5%        15.6%
    Consolidated (2)
    ------------
Leverage                               n/a       8.0%     10.0%     10.8%        11.5%
Tier 1 Risk-Based                      n/a      10.8%     13.0%     14.7%        14.8%
Total Risk-Based                       n/a      12.1%     14.2%     15.8%        15.9%


Notes:  (1) interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
        (2) not applicable; bank holding company formed during 2002
        (3) less than .05%

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

Bank Regulation. Federal law mandates frequent examinations of all banks, with the costs of examinations assessed against the bank. Valley Business Bank's primary federal regulator is the FDIC. As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California Commissioner of Financial Institutions and the FDIC, and must comply with certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports, activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination by these agencies is generally intended to protect depositors and is not intended for the protection of shareholders.

Capital Adequacy Requirements. Valley Commerce Bancorp is subject to the capital adequacy regulations of the Federal Reserve Board and Valley Business Bank is subject to the capital adequacy regulations of the Federal Deposit Insurance Corporation. The regulations incorporate both risk-based and leverage capital requirements and define capital in terms of "core capital elements," or Tier 1 capital, and "supplemental capital elements," or Tier 2 capital. The Company's capital requirements and actual ratios are shown in Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, which is included as Item 6.

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

Premiums for Deposit Insurance. FDIC regulations implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, institutions such as Valley Business Bank which are insured by the Bank Insurance Fund are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations: financially sound with only a few minor weaknesses (Group A); demonstrates weaknesses that could result in significant deterioration (Group B); or poses a substantial probability of loss (Group C).

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

The Americans with Disabilities Act, in conjunction with similar California legislation, requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The Americans with Disabilities Act has two major objectives: (1) to prevent discrimination against disabled job applicants, job candidates and employees, and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities such as Valley Business Bank must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client require preapproval by the company's audit committee. In addition, Sarbanes-Oxley adopted requirements for accounting firm partner rotation after five years. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate the certification requirement. In addition, under Sarbanes-Oxley, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or to the board itself.

Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must disclose on a current basis certain changes business. In most cases directors and executive officers must provide information regarding changes in ownership in a company's securities within two business days of the change. Sarbanes-Oxley increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company's public accounting firm. Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as defined by the SEC) and if not, why not. Sarbanes-Oxley also requires the public accounting firm that issues a company's audit report to attest to and report on management's assessment of the company's internal controls. For the Company, this component of the legislation will become effective with the audit of the 2007 consolidated financial statements.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The following table summarizes certain information about the Company's main office and branch offices:

                                                  Approximate
    Office location                 Year opened  square footage  Owned or leased
    ---------------                 -----------  --------------  ---------------

Main office                             1996          8,700          Leased
200 South Court Street
Visalia, California

Administrative office                   2003          4,972          Leased
100 Willow Plaza, Suites 101 & 105
Visalia, California

Fresno branch                           2003          3,216          Leased
1377 West Shaw Avenue, Suite 101
Fresno, California

Woodlake branch                         1998          5,000           Owned
232 North Valencia
Woodlake, California

Tipton branch                           1998          5,610           Owned
174 South Burnett
Tipton, California

Tulare Loan Production Office           2005          1,192          Leased
1635 E. Prosperity, Suite B
Tulare, California

The main office premises are leased under a noncancelable operating lease with a nonaffiliated third party expiring 2009 with the option to extend the lease for two additional five-year terms. The primary operating area consists of approximately 8,700 square feet of space comprising the entire usable space in a single-story building. The lease arrangement for the primary operating area is a "triple net lease" with monthly rent of $11,200 until the term expires on November 30, 2009. In the event the renewal option is exercised, the annual rent to be paid will be equivalent to 10% of the fair market value of the leased premises.

In close proximity to the main office is the Willow Plaza administrative office housing credit and finance personnel which is comprised of two connected office suites of approximately 4,972 square feet located in a four-story office building. These premises are leased from a related party under noncancelable operating leases which expire June 30, 2008. The lease arrangement is a "triple net lease" with combined monthly rent of $7,259 in 2005, and $7,408 starting July 2006 until the term expires on June 30, 2008. In the event the renewal option is exercised, the annual rent to be paid will increase by approximately 3.5% in each of the extension years.

The Fresno branch is leased under a noncancelable operating lease with a nonaffiliated third party for five years with no option to extend. The primary operating area consists of approximately 3,216 square feet of space comprising the entire usable space in a single-story building. The lease arrangement for the primary operating area is a "triple net lease" expiring October 31, 2007. Monthly rent under the lease is $5,271 and $5,429 for the fourth and fifth years, respectively.

The Tulare loan office is leased under a nine month noncancelable operating lease with a non affiliated third party, with options to renew every six months. The primary operating area consists of approximately 1,192 square feet of office space in a single-story building. The lease arrangement for the primary operating area has been extended to January 1, 2007. The current monthly rent is $1,450 until the term of the lease.

At December 31, 2005, the total net book value of the Company's land, buildings, leasehold improvements and equipment was approximately $1,223,000. Each of the Company's facilities is considered to be in good condition and adequately covered by insurance.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this annual report. The 2006 Annual Meeting of Shareholders will be held at 6:00 p.m., local time, on April 25, 2006, at the Visalia Country Club located at 625 Ranch Road, Visalia, California, 93291.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company's common stock is traded on the OTC Bulletin Board under the symbol "VCBP.OB." Historically, there has been a limited over-the-counter market for the Company's common stock. Despite certain actions taken by the Company in 2004, including a 5% stock dividend and three-for-two stock split, and a common stock offering in 2004 and 2005 which resulted in the issuance of 650,000 new shares, it is unlikely that an active trading market will be sustained for the common stock. Wedbush Morgan Securities Inc. and Hoefer & Arnett Incorporated have acted as market makers for the Company's common stock. These market makers have no obligation to make a market in the Company's common stock, and they may discontinue making a market at any time.

The information in the following table indicates the high and low "bid" quotations for the Company's common stock for each quarterly period since January 1, 2004, and is based upon information provided by market makers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. In addition, the quotations have been adjusted for a 5% stock dividend paid in May 2004, and for a three-for-two stock split issued in September 2004. There was no stock dividend or stock split in 2005.

                                               High and low bid quotations
                                               ---------------------------
                                                High                Low
                                                ----                ---
        2005
        Fourth quarter                         $20.00             $16.10
        Third quarter                           18.50              16.75
        Second quarter                          16.75              16.00
        First quarter                           16.75              15.50

        2004
        Fourth quarter                         $16.50             $12.75
        Third quarter                           16.00              12.33
        Second quarter                          13.37              12.00
        First quarter                           12.70              10.79


As of March 13, 2006, there were 476 record holders of the Company's common stock and approximately 200 beneficial holders.

In 1997, the Company established a Stock Option Plan for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. During 2005, no stock options were exercised.

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

The Company's ability to pay cash dividends will also depend to a large extent upon the amount of cash dividends paid by the Bank to Valley Commerce Bancorp. The ability of the Bank to pay cash dividends will depend upon its earnings and financial condition. Under California law, a California-chartered bank may pay dividends not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (less any previous dividends; provided, with the prior regulatory approval, a bank may pay dividends not exceeding the greatest of (a) its retained earnings, (b) its net income for the previous fiscal year or
(c) its net income for the current fiscal year). The Company's ability to pay dividends is also subject to certain covenants contained in the indentures related to the trust preferred securities issued by the business trust. However, the Bank has no formal dividend policy, and dividends are issued in the sole discretion of the Bank's board of directors. There can be no assurance as to when or whether a dividend will be paid or the amount of any dividend. The Bank currently has a policy of retaining earnings to support the growth of the Bank except as necessary to enable Valley Commerce Bancorp to pay its direct expenses and amounts due under subordinated debentures issued in connection with trust preferred securities.

The Company paid 5% stock dividends in each year from 2000 to 2004 and issued a three-for-two stock split in September 2004. There were no dividends in 2005.

Registrar and Transfer Agent

Registrar and Transfer Company is the registrar and transfer agent for the Company's common stock. Its address is 10 Commerce Drive, Cranford, New Jersey 07016. Its phone number is (800) 368-5948 and its email address is invrelations@rtco.com.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION

The following discussion and analysis should be read together with the selected financial data appearing in Item 1, Description of Business, and the financial statements and notes thereto appearing in Item 7, Financial Statements, included in this Annual Report on Form 10-KSB.

Overview

The Company is the holding company for Valley Business Bank, a California state chartered bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest received on real estate related loans, commercial loans, and consumer loans and to a lesser extent fees from the brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Company's major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations. The Company does not currently conduct any operations other than through the Bank.

The Company's founders opened the Bank in 1996 to serve as a community bank in the city of Visalia, which is the primary metropolitan area of Tulare County, as well as surrounding areas. The Bank operated solely from its branch office in Visalia until 1998 when the Bank purchased two branch offices from Bank of America in the Tulare County towns of Woodlake and Tipton. In October 2003, the Bank acquired the branch facilities and deposits of the Fresno branch of Capital Valley Bank, a Division of Humboldt Bank. This location was the Bank's first office outside of Tulare County and achieved the Bank's strategic goal of entering the Fresno marketplace. In January 2005, the Bank opened a loan production office in the Tulare County town of Tulare. One of the Company's primary strategic objectives is to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions.

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

Available for Sale Securities. Available-for-sale securities are required to be carried at fair value. Management believes this is a "critical accounting estimate" in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Changes in the fair value of available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and shareholders' equity.

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


Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004

Overview

The Company earned net income of $2.16 million, or $0.99 per diluted share, for the year ended December 31, 2005, compared to $1.63 million, or $1.06 per diluted share, for the year ended December 31, 2004. The return on average assets was 1.05% for 2005 and 1.04% for 2004. The return on average shareholders' equity for 2005 and 2004 was 10.44% and 13.84%, respectively.

The increase in earnings was related to the Company's continued strong growth and the positive impact of rising interest rates. These factors were partially offset by costs incurred to expand the Company's staff and facilities. A significant component of 2004 earnings not present in 2005 was income resulting from the sale of other real estate acquired upon foreclosure. During the third quarter of 2004, the Company recognized $423,000 in interest income from the collection of interest previously reversed, and a $373,000 gain on sale of other real estate. The after tax effect of these items on 2004 earnings was approximately $478,000.

At December 31, 2005, the Company's total assets were $228.0 million, representing an increase of $42.0 million or 23% compared to December 31, 2004. Total loans, net of the allowance for loan losses, were $150.0 million at December 31, 2005, representing an increase of $35.2 million or 31% compared to December 31, 2004. Total deposits were $192.6 million at December 31, 2005, representing an increase of $36.2 million or 23% compared to December 31, 2004.

At December 31, 2005, the Company's leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 14.8% and 15.9%, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at December 31, 2004 were 10.8%, 14.7% and 15.8%, respectively.

A detailed presentation of the Company's financial results as of, or for the fiscal year ended December 31, 2005 and 2004 follows.

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

Total interest income increased from $8.7 million in 2004 to $12.5 million in 2005 due to higher average interest earning assets and higher yeilds during 2005. Average earning assets in 2005 were $46.9 million or 33% greater than in 2004 due to an increase of $26.7 million or 25% in average loans outstanding, and an increase of $21.0 million or 76% in available-for-sale investment securities. The average yield on loans was 7.84% and 7.17% for 2005 and 2004, respectively. The increase in loans was due to the Company's continued marketing efforts which resulted in growth in the commercial and real estate segments of the loan portfolio. The increase in weighted average yield resulted primarily from the eight 25-basis point increases in the Federal funds rate that occurred during 2005.

Total interest expense increased from $1.62 million in 2004 to $2.68 million in 2005 due primarily to an increase of $833,000 or 70% in interest on deposits. Interest expense in 2005 on other borrowings increased $169,000 or 61% during 2004, due to increased borrowings from Federal Home Loan Bank and higher interest cost on junior subordinated interest debentures caused by rising market interest rates.

Net interest income before provision for loan losses increased to $9.82 million for 2005 from $7.12 million for 2004 due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of $2.2 million, while the increase in interest rates increased net interest income by an additional $0.5 million.

The Company's net interest margin increased 23 bps (from 5.00% to 5.23%) in 2005 compared to 2004. The improvement was attributable to the Company being positioned to benefit from the interest rate increases noted above as the aggregate yield on loans and other interest-earning assets increased more quickly than the aggregate cost of interest-bearing deposits and other funding sources during 2005. The net interest margin for 2004 reflects interest income earned in previous years but recorded in connection with the sale of other real estate as described above.

Average non-interest bearing deposits totaled $65.7 million, representing 39% of average deposits during 2005, compared to $46.3 million, representing 35% of average deposits, during 2004.

The following table presents the Company's average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

                               Average balances and weighted average yields and rates
                               ------------------------------------------------------

                                                                        Fiscal year ended December 31,
                                                        -----------------------------------------------------------------
                                                                     2005                               2004
                                                        -------------------------------    ------------------------------
                                                                   Interest     Average               Interest    Average
                                                         Average    income/     yield/      Average    income/    Yield/
(dollars in thousands)                                   Balance    expense      cost       balance    expense     cost
                                                         -------    -------      ----       -------    -------     ----
ASSETS
Due from banks                                                 --         --         --    $     41   $      2       4.88%
Federal funds sold                                          8,244        229       2.78%      9,022        136       1.51%
Available-for-sale investment securities:
         Taxable                                           40,564      1,461       3.60%     23,653        773       3.27%
         Non-taxable (1)                                    7,856        303       5.84%      3,806        133       5.29%
                                                         --------   --------   --------    --------   --------   --------
    Total securities (1)                                   48,420      1,764       3.97%     27,459        906       3.55%
Loans (2) (3) (4)                                         134,008     10,511       7.84%    107,262      7,693       7.17%
                                                         --------   --------   --------    --------   --------   --------
      Total interest earning assets (1)                   190,672     12,504       6.64%    143,784      8,737       6.12%
Non-interest earning assets, net of allowance for loan     16,280                            12,223
                                                         --------                          --------
   losses
       Total assets                                      $206,952                          $156,007
                                                         ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                      $ 61,057   $    829       1.36%   $ 50,167   $    417        .83%
   Time deposits less than $100,000                        18,927        460       2.43%     18,428        351       1.90%
   Time deposits $100,000 or more                          24,864        739       2.97%     18,229        427       2.34%
                                                         --------   --------   --------    --------   --------   --------
    Total interest-bearing deposits                       104,848      2,028       1.93%     86,824      1,195       1.38%
Other borrowings                                           10,650        446       4.19%      6,406        277       4.32%
Junior subordinated deferrable interest debentures          3,093        209       6.76%      3,093        150       4.84%
                                                         --------   --------   --------    --------   --------   --------
      Total interest-bearing liabilities                  118,591      2,683       2.26%     96,323      1,622       1.68%
                                                                    --------                          --------

Non-interest bearing deposits                              65,698                            46,265
Other liabilities                                           1,949                             1,645
                                                         --------                          --------
    Total liabilities                                     186,238                           144,233
Shareholders' equity                                       20,714                            11,774
                                                         --------                          --------
    Total liabilities and shareholders' equity           $206,952                          $156,007
                                                         ========                          ========
Net interest income and margin (1)                                  $  9,821       5.23%              $  7,115       5.00%
                                                                    ========   ========               ========   ========


(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received.
(3) Interest income includes amortized loan fees of $622, and $463 for 2005 and 2004, respectively.
(4) Interest income includes interest from loans previously designated as nonaccrual of $0 and $423 for 2005 and 2004, respectively.

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

                           Changes in net interest income due to changes in volumes and rates

                                                       2005 vs 2004                         2004 vs 2003
                                         Increase (decrease) due to change in:  Increase (decrease) due to change in:
                                            Average     Average                    Average     Average
                                            Volume       Rate        Total         Volume       Rate        Total
(In thousands)
Increase (decrease) in interest income:
Due from banks                              $    (2)                $    (2)       $    (9)    $     4     $    (5)
Federal funds sold                              (12)    $   105          93             25          29          54
Available-for-sale investments securities       744         114         858            185         (51)        134
Loans                                         1,918         900       2,818          1,194         171       1,365
                                            -------     -------     -------        -------     -------     -------
     Total interest income                    2,648       1,119       3,767          1,395         153       1,548

Increase (decrease) in interest expense:
Interest-bearing deposits                        91         321         412             47          18          65
Time certificates less than $100,000             10          99         109             19         (46)        (27)
Time certificates $100,000 or more              155         157         312             57         (25)         32
Other borrowings                                184         (15)        169            120         (36)         81
Junior Subordinated Deferrable
      Debentures                                 --          59          59             35           7          45
                                            -------     -------     -------        -------     -------     -------
     Total interest expense                     440         621       1,061            278         (82)        196
                                            -------     -------     -------        -------     -------     -------
     Increase in net interest income        $ 2,208     $   498     $ 2,706        $ 1,117     $   235     $ 1,352
                                            =======     =======     =======        =======     =======     =======

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. The Company recorded a provision for loan losses of $369,000 in 2005 compared to a provision for loan losses of $138,000 in 2004. The higher amount recorded in 2005 reflected greater loan growth during 2005 compared to 2004, which caused management to increase its estimate of probable future losses. Net loan charge offs totaled $3,000 in 2005. Net loan charge-offs totaled $130,000 in 2004. The 2004 amount included a loan charge-off of $129,000 recorded in the second quarter related to the foreclosure of the real estate collateral discussed above. For further information regarding credit losses and the allowance for loan losses see "Critical Accounting Polices" and "Financial Condition - Allowance for Loan Losses."

Non-Interest Income

Non-interest income for 2005 totaled $888,000 compared with $1.34 million in 2004. The components of non-interest income during each year were as follows:

                               Non-interest income
                               -------------------

                                                Years Ended December 31,     Change
                                                ------------------------     during
(in thousands)                                     2005          2004         year
                                                ----------    ----------   ----------
Service charges                                 $      514    $      517   $       (3)
(Loss) gain on sale of available-for-sale
   investment securities                               (48)            7          (55)
Gain on other real estate                               --           373         (373)
Mortgage loan brokerage fees                           136           176          (40)
Earnings on cash surrender value of life
   insurance policies                                  104            99            5
Other                                                  182           169           13
                                                ----------    ----------   ----------
     Total non-interest income                  $      888    $    1,341   $     (453)
                                                ==========    ==========   ==========

Non-interest income decreased during 2005 as non-interest income recorded in the third quarter of 2004 included a $373,000 gain on the sale of other real estate as previously discussed. In addition, a $48,000 loss on sale of investment securities was recorded in the fourth quarter of 2005 compared to a gain of $7,000 in 2004. The loss was recorded upon the sale of approximately $4 million of investment securities that were due to mature in 2006. The proceeds from the sale were reinvested in longer term securities offering higher yields. The Company has no established program of selling securities other than as a source of liquidity or to achieve interest rate risk management goals. From time to time, management evaluates the portfolio of investment securities and may initiate sales of selected securities. Sales of securities can produce either gains or losses depending upon the prevailing interest rate environment.

Despite deposit growth during 2005, income from service charges on deposit accounts decreased slightly from 2004. This was primarily due to higher average balances maintained by business and professional customers which mitigated growth in service charges. During 2005, the Company brokered fewer residential mortgage loans and therefore earned less loan brokerage fees. This was due to a slowdown in refinance activity that was experienced throughout the mortgage industry.

Non-Interest Expense

Total non-interest expense was $6.81 million in 2005, up $1.15 million or 31%, from the $5.66 million in non-interest expense in 2004. The ratio of non-interest expense to net operating revenue (efficiency ratio) improved to 63.6% for 2005 from 66.2% for 2004. This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources. The improvement in the efficiency ratio resulted primarily from the increase in net interest income in 2005 as discussed above.

The following table presents the major components of non-interest expense for the years indicated.


                              Non-interest expense
                              --------------------

                                          Years Ended December 31,    Change
                                          -----------------------     during
(in thousands)                               2005         2004         Year
                                          ----------   ----------   ----------
Salaries and employee benefits            $    3,777   $    3,130          647
Occupancy and equipment                          757          656          101
Data processing                                  422          408           14
Operations                                       414          367           47
Professional and legal                           311          223           88
Advertising and business development             258          193           65
Telephone and postal                             171          131           40
Supplies                                         237          137          100
Assessment and insurance                         125          131           (6)
Amortization expense                              63           63            0
Other expenses                                   275          223           52
                                          ----------   ----------   ----------
     Total non-interest expense           $    6,810   $    5,662        1,148
                                          ==========   ==========   ==========

The increase in non-interest expense resulted primarily from increased employee costs associated with the Company's growth and normal salary increases. The Tulare loan production office was opened in the first quarter of 2005 and additional administrative office was leased in November 2005 which, along with equipment upgrades, caused occupancy and equipment expense to increase over the prior year. The professional and legal expense category increased significantly due to increased audit costs required by the Company's first full year as a public reporting company. Operations costs increased due to significantly higher costs in the areas of correspondent bank charges and courier/armored car charges. In addition, the Bank changed its name effective July 7, 2005 which resulted in increased expenditures for supplies and advertising.

Provision for Income Taxes

The provision for income taxes for 2005 was $1,367,000 compared to $1,027,000 in 2004. The effective tax rates for both years was 38.7%.

Financial Condition

Investment Securities

The Company purchases investment securities to maintain adequate liquidity, generate income, and to manage interest rate risk. The portfolio consists of obligations of U.S. Government agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities.

All investment securities are classified as available-for-sale securities. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income within shareholders' equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

                Market value of securities available for sale

                                              December 31, 2005
                             --------------------------------------------------
(in thousands)                Amortized   Unrealized   Unrealized       Fair
                                Cost         Gain         Loss          Value
                                ----         ----         ----          -----
U.S. government  agencies    $   21,388   $        6   $     (416)   $   20,978
Mortgage-backed securities        9,683           --         (293)        9,390
Municipal securities             15,640           53         (119)       15,574
Corporate debt securities         4,569           --         (120)        4,449
                             --------------------------------------------------
    Total                    $   51,280   $       59         (948)   $   50,391
                             ==================================================

                                              December 31, 2004
                             --------------------------------------------------
                              Amortized   Unrealized   Unrealized       Fair
                                Cost         Gain         Loss          Value
                                ----         ----         ----          -----
U.S. government  agencies    $   20,988   $        5   $     (118)   $   20,875
Mortgage-backed securities        8,790           12          (48)        8,754
Municipal securities              4,382           66          (31)        4,417
Corporate debt securities         4,067            4          (18)        4,053
                             --------------------------------------------------
    Total                    $   38,227   $       87   $     (215)   $   38,099
                             ==================================================

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

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2005. Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

                                                      Maturities of securities available for sale
                           --------------------------------------------------------------------------------------------------
                                                  After one          After five
                                 Within           but within         but within             After
                                one year          five years         ten years            ten years             Total
(dollars in  thousands)    Amount      Yield    Amount     Yield    Amount     Yield    Amount     Yield   Amount      Yield
                           ------      -----    ------     -----    ------     -----    ------     -----   ------      -----
U.S. government
  agencies                 $    --        --   $18,055      3.92%  $ 2,423      5.01%  $   500      6.74%  $20,978      4.11%

Mortgage-backed                 --        --     2,346      3.95%    4,215      3.96%    2,829      4.43%    9,390      4.10%
securities

Municipal securities (1)        --        --       525      4.82%    1,805      5.77%   13,244      6.19%   15,574      6.10%

Corporate debt securities      497      3.10%    3,952      3.67%       --        --        --        --     4,449      3.60%
                           -------             -------             -------             -------             -------
          Total            $   497      3.10%  $24,878      3.90%  $ 8,443      4.65%  $16,573      5.91%  $50,391      4.67%
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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in  thousands          December 31, 2005         December 31, 2004
                             ----------------------    ----------------------
Commercial                   $  40,271           26%   $  33,082           28%
Real estate - mortgage (1)      72,753           48       61,995           53
Real estate - construction      32,560           21       14,694           13
Agricultural                     4,432            3        4,535            4
Consumer and other               2,376            2        2,388            2
                             ---------    ---------    ---------    ---------
    Subtotal                   152,392          100%     116,694          100%
                                          =========                 =========
Deferred loan fees, net           (635)                     (459)
Allowance for loan losses       (1,766)                   (1,401)
                             ---------                 ---------
    Total loans, net         $ 149,991                 $ 114,834
                             =========                 =========

(1) Consists primarily of commercial mortgage loans.

Loans outstanding at December 31, 2005 increased by $35.2 million or 31% compared to December 31, 2004. This is indicative of significant economic growth in the Company's lending territory and its strong marketing efforts.

The primary focus of the lending division is commercial loans, including commercial mortgage loans. However, in 2004 and 2005, the strongest growth has been in the real estate and construction segments of the portfolio, which is indicative of the rapidly growing economy and population in the Company's lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but the Company lends in the agricultural sector on a very selective basis due to the volatility of that market and other factors. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company. With each new loan account, the Company strives to obtain a related deposit account.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2005. The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates. Floating rates generally fluctuate with changes in the prime rate. A majority of the Company's floating rate loans have rate floors. During 2005, the Company's volume of loans with fixed interest rates increased due to customer demand. Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

                                                      Maturity of loans
                                                      -----------------
                                                  After one
(in thousands)                         Within     but within     After
                                      one year    five years   five years      Total
                                      --------    ----------   ----------      -----
Commercial                           $   16,076   $   10,105   $   14,090   $   40,271
Real estate - mortgage (1)                1,648       10,552       60,553       72,753
Real estate - construction               22,349        8,697        1,514       32,560
Agriculture                               3,867          465          100        4,432
Consumer and other                        1,000        1,132          244        2,376
                                     ----------   ----------   ----------   ----------
    Total                            $   44,940   $   30,951   $   76,501   $  152,392
                                     ==========   ==========   ==========   ==========

Loans with fixed interest rates      $    4,198   $   10,352   $   43,437   $   57,987
Loans with floating interest rates       40,742       20,599       33,064       94,405
                                     ----------   ----------   ----------   ----------
    Total                            $   44,940   $   30,951   $   76,501   $  152,392
                                     ==========   ==========   ==========   ==========

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

Nonperforming Assets. The following table presents nonaccrual loans, loans past due 90 days and still accruing interest, restructured loans, and other real estate owned, as of the dates indicated:

                  Nonperforming assets
                  --------------------
                                             December 31,
(dollars in thousands)                      2005      2004
                                            ----      ----
Nonaccrual loans                           $   21    $   81
Loans 90 days or more past due and still
   accruing                                    --        --

Restructured loans                             --        --
Other real estate owned                        --        --
                                           ------    ------
Total nonperforming assets                 $   21    $   81
                                           ======    ======
Nonperforming assets to total loans           .01%      .07%
                                           ======    ======

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

Impaired Loans. A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2005, and December 31, 2004. The recorded investment in loans that were considered to be impaired totaled $21,000 and $81,000 at December 31, 2005 and December 31, 2004, respectively. There was no specific allowance for loan losses for impaired loans at December 31, 2005 or December 31, 2004. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $26,000 and $978,000, respectively. At December 31, 2005, the Company had not identified any other potenital problem loans that would result in those loans being included as nonperforming loans at a future date.

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

The allowance for loan losses totaled $1.77 million or 1.16% of total loans at December 31, 2005 compared to $1.40 million or 1.20% at December 31, 2004.

Management's periodic assessment of the allowance for loan losses considers information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs. Based on this assessment, management believes that the loan loss provision and allowance for loan losses was adequate at December 31, 2005. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                      Changes in allowance for loan losses
                      ------------------------------------

                                               Year ended December 31,
                                               -----------------------
(dollars in thousands)                           2005           2004
                                                 ----           ----

Balance, beginning                             $   1,401     $   1,393
Provision for  loan losses                           369           138
Charge-offs                                           (4)         (148)
Recoveries                                            --            18
                                               ---------     ---------
Balance, ending                                $   1,766     $   1,401
                                               =========     =========

Net charge-offs to average loans outstanding        .003%         .121%
Average loans outstanding                      $ 134,008     $ 107,262
Ending allowance to total loans outstanding         1.16%         1.20%

Charge-offs and recoveries for the periods presented pertained primarily to commercial loans and to a lesser extent, consumer loans. The allocation of the allowance for loan losses ("ALL") by loan category and the percentage of loans to total loans are presented in the following table:

                     Allocation of allowance for loan losses
                     ---------------------------------------

                                                Year ended December 31,
(dollars in thousands)                       2005                  2004
                                             ----                  ----
                                      ALL by   % of loans    ALL by   % of loans
                                     Category   to total    category   to total
                                     --------   --------    --------   --------
Commercial                           $    442         25%   $    411         28%
Real estate - mortgage                    848         48         729         52
Real estate - construction                389         22         176         14
Agricultural                               53          3          54          4
Consumer and other                         34          2          31          2
                                     --------   --------    --------   --------
    Total allowance for loan losses  $  1,766        100%   $  1,401        100%
                                     ========   ========    ========   ========

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

Deposits

Deposits are obtained from local businesses and residents. The average deposits and the average rates paid for 2005 and 2004 are presented in the "Results of Operations" section under the heading "Net Interest Income."

Average deposits for 2005 increased $37.5 million, or 28% compared to average deposits for 2004. The increase in deposits is attributable to a continued strong marketing effort to attract local deposits, particularly from business customers.

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005.

             Maturities of certificates of deposit of $100,000 or more
             ---------------------------------------------------------

                                                                      Percent
(dollars in thousands)                                    Balance     of total
----------------------                                    -------     --------
Three months or less                                      $10,404          31%
Over three months through nine months                      18,331          54
Over nine months through twelve months                      1,952           6
Over twelve months                                          3,077           9
                                                          -------     -------
     Total certificates of deposit of $100,000 and more   $33,764         100%
                                                          =======     =======


Borrowings

Federal Home Loan Bank. The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) primarily as a source of liquidity and secondarily as a source of fixed rate funds. At December 31, 2005, long-term debt outstanding from the FHLB totaled $9.14 million compared to $9.32 million at December 31, 2004. The Company obtained this fixed rate debt from FHLB to match the cash flow characteristics of certain fixed rate loans. There was no new long-term debt incurred during 2005 and the reduction from the prior year represents normal principal reduction. Long-term debt was collateralized by qualifying mortgage loans originated and held for investment by the Company.

During 2005, the Company utilized overnight borrowing lines from FHLB on a limited basis to fund loan demands that temporarily exceeded deposit growth. Management believed that utilizing short-term borrowing lines was a more appropriate method of funding these assets than sale of investment securities. Short-term borrowings were secured primarily by investment securities pledged by the Company as collateral. There were no short-term borrowings from FHLB outstanding at December 31, 2005 or 2004.

Average total borrowings from FHLB totaled $10.65 million for 2005 at an average cost of 4.19%. Average borrowings from FHLB totaled $6.45 million in 2004 at an average cost of 4.32%. The decrease in the average cost of FHLB borrowings reflects that the Company increased its FHLB indebtedness within a period of time during which interest rates charged by FHLB were trending significantly lower.

In addition to FHLB borrowing lines, the Company maintains short-term unsecured borrowing arrangements with correspondent banks to meet unforeseen deposit outflows and cash needs. Such lines are utilized infrequently and there were no balances outstanding at December 31, 2005 or 2004.

Junior Subordinated Deferrable Interest Debentures. During 2003, the Company formed Valley Commerce Trust I with capital of $93,000 for the sole purpose of issuing trust preferred securities. During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company. The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%. The interest rate at December 31, 2005 and December 31, 2004 was 7.45% and 5.37%, respectively.

Trust preferred securities are includable in the Company's Tier 1 capital for regulatory purposes subject to certain limitations. The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company's capital position and to provide for continued growth of the Bank.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases for branch, administrative and other office space in Visalia, Fresno, and Tulare which expire at various dates through 2009. As of December 31, 2005 and December 31, 2004, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. As of December 31, 2005 and December 31, 2004, commitments to extend credit totaled $46.7 million and $28.6 million, respectively, and letters of credit totaled $1.6 million and $948,000, respectively. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Capital Resources

Federal regulations establish guidelines for calculating "risk-adjusted" capital ratios. These guidelines, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to assets and commitments making capital requirements more sensitive to differences in risk profiles. For these purposes, "Tier 1" capital consists of common equity, non-cumulative perpetual preferred stock, trust preferred securities subject to regulatory limitation, and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a company's assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for U. S. Government Agency securities, and 0% for vault cash and U. S. Government Treasury securities).

The board of directors regularly reviews the Company's capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs. The following table summarizes the Company's risk-based capital ratios as of December 31, 2005 and December 31, 2004:

                       Capital and capital adequacy ratios
                       -----------------------------------

                                         Year ended December 31,
                                         -----------------------
                                        2005                 2004
                                        ----                 ----
(dollars in thousands)             Amount   Ratio      Amount    Ratio
----------------------             ------   -----      ------    -----
Leverage Ratio
--------------
Valley Commerce Bancorp
    and Subsidiary                $25,322   11.5%     $19,216    10.8%
Minimum regulatory requirement    $10,129    4.0%     $ 7,686     4.0%

Valley Business Bank              $24,927   11.3%     $14,910     8.4%
Minimum requirement for "Well-
    Capitalized" institution      $12,464    5.0%     $ 7,455     5.0%
Minimum regulatory requirement    $ 9,971    4.0%     $ 5,964     4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
    and Subsidiary                $25,322   14.8%     $19,216    14.7%
Minimum regulatory requirement    $ 6,836    4.0%     $ 5,227     4.0%

Valley Business Bank              $24,927   14.6%     $14,910    11.4%
Minimum requirement for "Well-
    Capitalized" institution      $10,242    6.0%     $ 7,825     6.0%
Minimum regulatory requirement    $ 6,828    4.0%     $ 5,217     4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
    and Subsidiary                $27,088   15.9%     $20,617    15.8%
Minimum regulatory requirement    $13,672    8.0%     $10,455     8.0%

Valley Business Bank              $26,693   15.6%     $16,311    12.5%
Minimum requirement for "Well-
    Capitalized" institution      $17,070   10.0%     $13,042    10.0%
Minimum regulatory requirement    $13,656    8.0%     $10,434     8.0%

At December 31, 2005 and December 31, 2004, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a "well capitalized" institution. In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At December 31, 2005, and December 31, 2004, the entire $3.0 million was included in Tier 1 capital.

The Company's average equity as a percentage of average assets was 10.01% for 2005 and 7.72% for 2004. Year-end shareholders' equity as a percentage of year-end assets 9.62% and was 8.72% at December 31, 2005 and 2004, respectively. These ratios increased due to the issuance of new common stock in December 2004 and January 2005, as discussed below, and also because of strong earnings during 2005 and 2004. These factors were mitigated by strong asset growth in both years.

The Company declared a three-for-two stock split in August 2004 and a 5% stock dividend in April 2004. There was no stock dividend or split during 2005. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

On September 9, 2004, the Company filed a registration statement with the SEC for the public sale of 650,000 shares of common stock. The SEC declared the registration statement effective on December 23, 2004. On December 29, 2004, the Company sold 350,750 shares of common stock to the Company's underwriter, Wedbush Morgan Securities, at the offering price of $13.00 per share, less a 5% underwriting discount. The proceeds received from this portion of the sale, net of commission, totaled $4,332,000 and were recorded as an increase to common stock on the Company's balance sheet. Other offering costs, consisting of legal fees, accounting fees, and printing charges, totaling $583,000, were recorded as a decrease to common stock on the Company's balance sheet. The remaining 299,250 shares were sold directly by the Company in January 2005 for net proceeds of $3,878,000. The entire stock offering added $7.6 million to the Company's capital.

Risk Management

The Company maintains policies and guidelines for managing risks related to on-balance sheet and off-balance sheet activities. Such policies and guidelines are integral to the asset/liability management process conducted by the asset-liability management committee (ALCO). Certain policies may be governed and implemented by committees or persons other than the ALCO as directed by the board of directors. Overall asset/liability management encompasses the management and monitoring of asset quality, liquidity and capital needs, and in particular, interest rate risk inherent in the interest-earning assets and interest-bearing liabilities appearing on the Company's balance sheet.

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

The following table sets forth the distribution of repricing opportunities of interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of December 31, 2005. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

                          Distribution of Repricing Opportunities at December 31, 2005
                          ------------------------------------------------------------

(dollars in thousands)                                            After three   After one
                                                   Next day but   months but     year but      After
                                                   within three    within 12     within 5      five
                                      Immediately     months        months        years        years        Total
                                      -----------     ------        ------        -----        -----        -----
Interest rate sensitivity gap:
Loans                                  $   92,540   $    2,668    $    5,302    $    8,292   $   43,590   $  152,392
Available-for-sale investment
    securities (1)                             --           --           497        24,878       25,016       50,391
Federal funds sold                          1,885           --            --            --           --        1,885
                                       -----------------------------------------------------------------------------

  Total interest-earning assets        $   94,425   $    2,668    $    5,799    $   33,170   $   68,606   $  204,668
                                       =============================================================================

Interest-bearing demand deposits       $       --   $   52,938    $       --    $       --   $       --   $   52,938
Other interest-bearing deposits                --       10,611            --            --           --       10,611
Time deposits                                  --       17,277        31,333         5,003           --       53,613
Long-term debt                                 --           47           545         5,986        5,655       12,233
                                       -----------------------------------------------------------------------------
  Total interest-bearing liabilities   $       --   $   80,873    $   31,878    $   10,989   $    5,655   $  129,395
                                       =============================================================================

Interest rate sensitivity gap          $   94,425   $  (78,205)   $  (26,079)   $   22,181   $   62,951   $   75,273
Cumulative gap                         $   94,425   $   16,220    $   (9,859)   $   12,322   $   75,273
Cumulative gap percentage
   to total earning assets                   46.1%         7.9%        (4.8%)          6.0%        36.8%

(1) Investment securities are stated at fair value.

Based on the contractual terms of its assets and liabilities, the Company was asset sensitive in terms of its exposure to interest rates as of December 31, 2005. Accordingly, if interest rates rise, the Company's net interest margin is expected to improve.


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

In recent years, the Company has had considerable success in attracting deposits due primarily to establishing deposit relationships with business customers and by offering competitive rates and high quality service to deposit customers. Management also recognizes a sustained favorable growth rate in the United States economy could lead to a general outflow of funds from banks. During 2005, the Company operated with a higher average cost of deposits in order to maintain necessary liquidity.

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $46.7 million and $1.6 million, respectively, at December 31, 2005. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

As stated above, a primary goal of the Company's investment policy is to maintain a specified level of liquidity. Accordingly, all investment securities are classified as available-for-sale. Management periodically evaluates the securities portfolio based on current and forecasted liquidity needs, the most significant being the funding of loans. The Company may sell certain securities and purchase others in order to better align the cash flows from the investment portfolio with its operating needs.

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

Other sources of liquidity include borrowing arrangements with correspondent banks and FHLB (see "Borrowings"). Long-term FHLB advances are used to fund certain fixed rate loans in order to limit interest rate risk. FHLB advances are generally structured so that cash flows from the loan generally provide the liquidity to repay the related indebtedness. The Company's fixed rate loans and the related FHLB advances are subject to prepayment penalties. The Company can also borrow from FHLB on an overnight basis. At December 31, 2005, the Company had available credit of $32 million from the FHLB. FHLB credit lines are collateralized by selected loans and available-for-sale investment securities.

The Company's strategic objectives include expanding through opening of "de novo" branches and loan production offices in the near term and acquiring branch offices from other institutions in the longer term. The addition of branch offices is expected to involve significant cash outlays; e.g., for buildings, improvements, and equipment.

In 2003, the Company acquired the deposits and office equipment of the Fresno branch of Capitol Valley Bank, a Division of Humboldt Bank, and assumed the branch office lease. The acquisition resulted in the receipt of $5.7 million from Humboldt Bank, comprised primarily of funds from time certificates. The Fresno Branch commenced as a full service branch of Valley Business Bank in October 2003. Fresno Branch deposits are providing the underlying funding for lending operations in the Fresno market.

In 2005, the Company opened a loan production office in Tulare. The Company also purchased land in Tulare that is expected to close escrow in 2006 and will be used for construction of a full service branch office. The Company's planning efforts consider the impact of known and anticipated cash outlays so that sufficient liquidity is maintained for both capital and operational needs.

ITEM 7 - FINANCIAL STATEMENTS

The independent auditors' report and financial statements listed below are included herein:


                                                                          Page
                                                                          ----
I.     Report of Independent Registered Public Accounting Firm             39
II.    Consolidated Balance Sheet                                          40
III.   Consolidated Statement of Income                                    41
IV.    Consolidated Statement of Changes in Shareholders' Equity           42
V.     Consolidated Statement of Cash Flows                                43
VI.    Notes to Consolidated Financial Statements                          45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Shareholders and
 Board of Directors
Valley Commerce Bancorp

         We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Perry-Smith LLP


Sacramento, California
March 21, 2006

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                           December 31, 2005 and 2004

                                                                   2005             2004
                                                              -------------    -------------
                            ASSETS

Cash and due from banks                                       $  17,733,285    $   9,036,062
Federal funds sold                                                1,885,000       17,750,000
                                                              -------------    -------------

       Cash and cash equivalents                                 19,618,285       26,786,062

Available-for-sale investment securities (Notes 3 and 7)         50,391,000       38,099,000
Loans, less allowance for loan losses of $1,766,115
   in 2005 and $1,400,818 in 2004 (Notes 4, 7, 9 and 13)        149,990,614      114,834,245
Bank premises and equipment, net (Note 5)                         1,223,316        1,033,586
Cash surrender value of bank-owned life insurance
   (Note 14)                                                      2,781,169        2,677,318
Accrued interest receivable and other assets (Note 12)            4,007,007        2,576,391
                                                              -------------    -------------

                                                              $ 228,011,391    $ 186,006,602
                                                              =============    =============

                        LIABILITIES AND
                     SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                       $  75,419,073    $  58,394,071
   Interest bearing (Note 6)                                     63,549,104       54,689,181
   Time (Note 6)                                                 53,612,937       43,340,652
                                                              -------------    -------------

         Total deposits                                         192,581,114      156,423,904

Accrued interest payable and other liabilities                    1,288,400          834,588
Federal Home Loan Bank advances (Note 7)                          9,139,620        9,322,472
Junior subordinated deferrable interest debentures (Note 8)       3,093,000        3,093,000
                                                              -------------    -------------

         Total liabilities                                      206,102,134      169,673,964
                                                              -------------    -------------

Commitments and contingencies (Note 9)

Shareholders' equity (Note 10):
   Serial preferred stock - no par value; 10,000,000
     shares authorized; none issued                                      --               --
   Common stock - no par value; 30,000,000 shares
     authorized; issued and outstanding - 2,087,508
     shares in 2005 and 1,788,258 shares in 2004                 18,332,290       14,451,969
   Retained earnings                                              4,122,088        1,959,281
   Accumulated other comprehensive loss, net of taxes
     (Notes 3 and 15)                                              (545,121)         (78,612)
                                                              -------------    -------------

         Total shareholders' equity                              21,909,257       16,332,638
                                                              -------------    -------------

                                                              $ 228,011,391    $ 186,006,602
                                                              =============    =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                 For the Years Ended December 31, 2005 and 2004

                                                                  2005            2004
                                                             ------------    ------------
Interest income:
   Interest and fees on loans                                $ 10,511,090    $  7,629,903
   Interest on investment securities:
     Taxable                                                    1,459,998         772,604
     Exempt from Federal income taxes                             303,267         133,233
   Interest on Federal funds sold                                 229,197         136,276
   Interest on deposits in banks                                                    1,783
                                                             ------------    ------------

       Total interest income                                   12,503,552       8,736,799
                                                             ------------    ------------

                  Interest expense:
   Interest on deposits (Note 6)                                2,028,091       1,195,237
   Interest on short-term borrowings (Note 7)                      52,523
   Interest on long-term borrowings (Note 7)                      393,303         276,966
   Interest on junior subordinated deferrable interest
     debentures (Note 8)                                          208,787         149,974
                                                             ------------    ------------

       Total interest expense                                   2,682,704       1,622,177
                                                             ------------    ------------

       Net interest income                                      9,820,848       7,114,622

Provision for loan losses (Note 4)                                368,768         138,000
                                                             ------------    ------------

       Net interest income after provision for loan losses      9,452,080       6,976,622
                                                             ------------    ------------

Non-interest income:
   Service charges                                                513,859         516,976
   (Loss) gain on sale of available-for-sale investment
     securities, net (Note 3)                                     (48,494)          7,390
   Gain on other real estate                                                      373,391
   Mortgage loan brokerage fees                                   136,183         176,242
   Earnings on cash surrender value of life insurance
     policies (Note 14)                                           103,851          98,625
   Other                                                          182,347         168,834
                                                             ------------    ------------

       Total non-interest income                                  887,746       1,341,458
                                                             ------------    ------------

Non-interest expense:
   Salaries and employee benefits (Notes 4 and 14)              3,777,496       3,129,629
   Occupancy and equipment (Notes 5 and 9)                        756,664         656,152
   Other (Note 11)                                              2,275,859       1,876,052
                                                             ------------    ------------

       Total non-interest expense                               6,810,019       5,661,833
                                                             ------------    ------------

       Income before provision for income taxes                 3,529,807       2,656,247

Provision for income taxes (Note 12)                            1,367,000       1,027,000
                                                             ------------    ------------

       Net income                                            $  2,162,807    $  1,629,247
                                                             ============    ============

Basic earnings per share (Note 10)                           $       1.05    $       1.13
                                                             ============    ============

Diluted earnings per share (Note 10)                         $       0.99    $       1.06
                                                             ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 2005 and 2004

                                                                                         Accumulated
                                                                                            Other
                                                                                           Compre-         Total          Total
                                                   Common Stock                            hensive         Share-        Compre-
                                           ---------------------------     Retained          Loss         holders'       hensive
                                              Shares         Amount        Earnings     (Net of Taxes)     Equity         Income
                                           ------------   ------------   ------------    ------------   ------------   ------------
Balance, January 1, 2004                      1,369,369   $  9,837,372   $  1,201,124    $    (18,622)  $ 11,019,874

Comprehensive income (Note 15):
    Net income                                                              1,629,247                       1,629,247  $  1,629,247
    Other comprehensive loss, net of tax:
     of tax:
          Net change in unrealized losses
              on available-for-sale invest-
              ment securities                                                                 (59,990)       (59,990)       (59,990)
                                                                                                                       ------------

                Total comprehensive income                                                                             $  1,569,257
                                                                                                                       ============

Stock dividend                                   68,139        865,364       (865,364)
Cash paid for fractional shares                                                (5,726)                        (5,726)
Proceeds from sale of stock (Note 10)           350,750      3,749,233                                     3,749,233
                                           ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2004                    1,788,258     14,451,969      1,959,281         (78,612)    16,332,638

Comprehensive income (Note 15):
     Net income                                                             2,162,807                      2,162,807   $  2,162,807
     Other comprehensive loss, net
     of tax:
         Net change in unrealized losses
            on available-for-sale invest-
            ment securities                                                                  (466,509)      (466,509)      (466,509)
                                                                                                                       ------------

                Total comprehensive income                                                                             $  1,696,298
                                                                                                                       ============

Proceeds from sale of stock (Note 10)           299,250      3,880,321                                     3,880,321
                                           ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2005                    2,087,508   $ 18,332,290   $  4,122,088    $   (545,121)  $ 21,909,257
                                           ============   ============   ============    ============   ============

                                                                         2005         2004
                                                                      ---------    ---------

Disclosure of reclassification amount, net of taxes (Note 15):

   Unrealized holding losses arising during the year                  $(496,223)   $ (55,446)
   Less: reclassification adjustment for (losses) gains included in
     net income                                                         (29,714)       4,544
                                                                      ---------    ---------

   Net change in unrealized losses on available-for-sale
     investment securities                                            $(466,509)   $ (59,990)
                                                                      =========    =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2005 and 2004

                                                                    2005            2004
                                                                ------------    ------------
Cash flows from operating activities:
   Net income                                                   $  2,162,807    $  1,629,247
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                       368,768         138,000
     Increase in deferred loan origination fees, net                 176,033         127,690
     Depreciation                                                    194,531         160,570
     Amortization of intangible deposit premium                       62,538          62,538
     Net loss (gain) on sale of available-for-sale investment
       securities                                                     48,494          (7,390)
     Dividends on Federal Home Loan Bank stock                       (29,300)        (17,600)
     Amortization and accretion of securities, net                   819,551         302,465
     Gain on sale of other real estate                                              (373,391)
     Loss on disposition of premises and equipment                     8,208           1,485
     Provision for deferred income taxes                            (251,000)        (42,000)
     Increase in cash surrender value of life insurance
       policies                                                     (103,851)        (98,625)
     Increase in accrued interest receivable
       and other assets                                             (512,561)       (190,874)
     Increase in accrued interest payable
       and other liabilities                                         453,812         196,274
                                                                ------------    ------------

         Net cash provided by operating activities                 3,398,030       1,888,389
                                                                ------------    ------------

Cash flows from investing activities:
   Proceeds from matured and called available-for-sale
     investment securities                                         4,500,000       7,800,000
   Proceeds from sale of available-for-sale investment
     securities                                                    3,951,507       1,297,000
   Purchases of available-for-sale investment securities         (24,836,258)    (27,940,875)
   Proceeds from principal repayments from available-
     for-sale government-guaranteed mortgage-backed
     securities                                                    2,462,904       2,239,983
   Decrease in interest-bearing deposits with banks                                  198,000
   Net increase in loans                                         (35,701,170)    (14,558,735)
   Purchase of Federal Home Loan Bank stock                         (405,000)       (342,700)
   Purchases of premises and equipment                              (392,469)       (189,031)
   Proceeds from sale of other real estate                                         1,818,922
   Purchase of other real estate                                                    (809,286)
   Premium paid for life insurance policy                                         (1,000,000)
                                                                ------------    ------------

         Net cash used in investing activities                   (50,420,486)    (31,486,722)
                                                                ------------    ------------

                                   (Continued)

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)
                 For the Years Ended December 31, 2005 and 2004

                                                                2005            2004
                                                            ------------    ------------

Cash flows from financing activities:
   Net increase in demand, interest-bearing and
     savings deposits                                       $ 25,884,925    $ 26,741,821
   Net increase in time deposits                              10,272,285      10,014,112
   Proceeds from issuance of stock                             3,880,321       3,749,233
   Proceeds from Federal Home Loan Bank term
     advances                                                                  4,150,000
   Payments on Federal Home Loan Bank term
     advances                                                   (182,852)        (19,630)
   Cash paid to repurchase fractional shares                                      (5,726)
                                                            ------------    ------------

         Net cash provided by financing activities            39,854,679      44,629,810
                                                            ------------    ------------

         (Decrease) increase in cash and cash equivalents     (7,167,777)     15,031,477

Cash and cash equivalents at beginning of year                26,786,062      11,754,585
                                                            ------------    ------------

Cash and cash equivalents at end of year                    $ 19,618,285    $ 26,786,062
                                                            ============    ============

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest expense                                       $  2,613,323    $  1,601,626
     Income taxes                                           $  1,453,000    $  1,095,000

Non-cash investing activities:
   Net change in unrealized loss on available-for-sale
     investment securities                                  $   (761,802)   $    (97,817)

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE BUSINESS OF VALLEY COMMERCE BANCORP

         On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank"), formerly Bank of Visalia, in a one bank holding company reorganization. The new corporate structure provides the Company and the Bank greater flexibility to expand and diversify. The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

         The Bank commenced operations in 1996 under the name Bank of Visalia and changed its name during 2005 to Valley Business Bank. The Bank operates branches in Visalia, Fresno, Woodlake and Tipton, and a loan production office in Tulare. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation and Basis of Presentation
         ---------------------------------------

         The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Valley Business Bank. All significant intercompany balances and transactions have been eliminated.

         Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The Company's investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the consolidated balance sheet.

         The accounting and reporting policies of Valley Commerce Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

         Segment Information
         -------------------

         Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassifications
         -----------------

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2005.

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

         Investment in Federal Home Loan Bank Stock
         ------------------------------------------

         As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2005 and 2004, Federal Home Loan Bank stock totaled $1,056,900 and $622,600, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

         The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2005, there were no loans being accounted for under this policy.

         Allowance for Loan Losses
         -------------------------

         The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company's service area.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Loan Losses (Continued)
         -------------------------

         Classified loans and loans determined to be impaired are evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Bank has not experienced losses, the loss experience of peer banks. Management also computes specific and expected loss reserves for undisbursed loan commitments (see below). These estimates are particularly susceptible to changes in the economic environment and market conditions.

         Management reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

         The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for loan losses at December 31, 2005 and 2004, respectively, reflects management's estimate of possible losses in the portfolio.

         Allowance for Losses Related to Undisbursed Loan Commitments
         ------------------------------------------------------------

         The Company maintains a separate allowance for losses related to undisbursed loan commitments. Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit. The allowance totaled $40,000 at December 31, 2005 and 2004, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from impairment are recorded in other income or expenses as incurred. The Company did not hold any real estate acquired by foreclosure of December 31, 2005 or 2004.

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

         Intangible Assets
         -----------------

         Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Bank periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the remaining balance of the core deposit intangible resulting in impairment of the intangible asset. Amortization expense totaled $62,538 for each of the years in the two-year period ended December 31, 2005. The core deposit intangibles totaled $132,794 and $195,332 at December 31, 2005 and 2004, respectively.

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

         Cash and Cash Equivalents
         -------------------------

         For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2005 was $5,445,368.

         Earnings Per Share
         ------------------

         Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Stock-Based Compensation
         ------------------------

         At December 31, 2005, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                          2005             2004
                                                     -------------    -------------
         Net income, as reported                     $   2,162,807    $   1,629,247
         Deduct:  Total stock-based compensation
           expense determined under the fair value
           based method for all awards, net of
           related tax effects                             (29,000)         (31,000)
                                                     -------------    -------------

         Pro forma net income                        $   2,133,807    $   1,598,247
                                                     =============    =============

         Basic earnings per share - as reported      $        1.05    $        1.13
         Basic earnings per share - pro forma        $        1.03    $        1.11

         Diluted earnings per share - as reported    $        0.99    $        1.06
         Diluted earnings per share - pro forma      $        0.98    $        1.04

         Weighted average fair value of options
           granted during the year                                    $        4.10

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
         ------------------------------------

         There were no stock options granted in 2005. The fair value of each option granted in 2004 was estimated on the date of grant using an option-pricing model with the following assumptions:

                                                                          2004
                                                                       ---------
         Dividend yield                                                      N/A
         Expected volatility                                               41.16
         Risk-free interest rate                                            4.0%
         Expected option life                                          7.5 years


         Impact of New Financial Accounting Standards
         --------------------------------------------


         Other-Than-Temporary Impairment of Securities

         In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company's consolidated financial statements for the year ended December 31, 2005.

         On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to the Company's financial condition or results of operations as a result of the adoption of this guidance.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards (Continued)
         --------------------------------------------------------

         Share-Based Payments

         In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to apply the modified prospective method and has completed its evaluation of the effect FAS 123 (R) will have and believes the effect of its implementation will be consistent with the pro forma disclosures noted above.

         Accounting Changes and Error Corrections

         On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cumulative effect of the change. FAS 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       AVAILABLE-FOR-SALE INVESTMENT SECURITIES

         The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2005 and 2004 consisted of the following:

                                                                   2005
                                        -----------------------------------------------------------
                                                          Gross           Gross         Estimated
                                          Amortized     Unrealized      Unrealized         Fair
                                            Cost          Gains           Losses           Value
                                        ------------   ------------    ------------    ------------
         Debt securities:
           U.S. Government agencies     $ 21,388,349   $      6,233    $   (416,582)   $ 20,978,000
           Mortgage-backed securities      9,682,917                       (292,917)      9,390,000
           Municipal securities           15,640,077         52,475        (118,552)     15,574,000
           Corporate debt securities       4,569,321                       (120,321)      4,449,000
                                        ------------   ------------    ------------    ------------

                                        $ 51,280,664   $     58,708    $   (948,372)   $ 50,391,000
                                        ============   ============    ============    ============

         Net unrealized losses on available-for-sale investment securities totaling $889,664 were recorded, net of $344,543 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2005. Proceeds and realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2005 totaled $3,951,507 and $48,494, respectively.

                                                                   2004
                                        -----------------------------------------------------------
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

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

         Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows:

                                      Less than 12 Months              12 Months or More                     Total
                                  ----------------------------    ----------------------------    ----------------------------
                                      Fair         Unrealized        Fair         Unrealized          Fair        Unrealized
                                      Value          Losses          Value           Losses           Value          Losses
                                  ------------    ------------    ------------    ------------    ------------    ------------

         Debt securities:
           U.S. Government
              agencies            $  7,875,000    $   (112,215)   $ 11,675,000    $   (304,367)   $ 19,550,000    $   (416,582)
           Mortgage-backed
              securities             5,993,000        (158,132)      3,397,000        (134,785)      9,390,000        (292,917)
           Municipal securities     10,267,000         (94,607)      1,079,000         (23,945)     11,346,000        (118,552)
           Corporate debt
              securities             2,016,000         (50,667)      2,433,000         (69,654)      4,449,000        (120,321)
                                  ------------    ------------    ------------    ------------    ------------    ------------

                                  $ 26,151,000    $   (415,621)   $ 18,584,000    $   (532,751)   $ 44,735,000    $   (948,372)
                                  ============    ============    ============    ============    ============    ============

         At December 31, 2005, the Company held 136 investment securities of which 71 were in a loss position for less than twelve months and 46 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

         The amortized cost and estimated fair value of investment securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Estimated
                                                                     Amortized       Fair
                                                                        Cost         Value
                                                                    -----------   -----------
         Within one year                                            $   504,365   $   497,000
         After one year through five years                           23,017,830    22,532,000
         After five years through ten years                           4,263,910     4,228,000
         After ten years                                             13,811,642    13,744,000
                                                                    -----------   -----------

                                                                     41,597,747    41,001,000

         Investment securities not due at a single maturity date:
              Mortgage-backed securities                              9,682,917     9,390,000
                                                                    -----------   -----------

                                                                    $51,280,664   $50,391,000
                                                                    ===========   ===========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

         At December 31, 2005, all investment securities were pledged to secure public deposits and borrowing arrangements. At December 31, 2004, investment securities with amortized costs totaling $9,938,778 and estimated fair values totaling $9,930,000 were pledged to secure public deposits and borrowing arrangements (see Note 7).

4.       LOANS

         Outstanding loans are summarized below:

                                                December 31,
                                      ------------------------------

                                            2005             2004
                                      -------------    -------------

         Commercial                   $  40,270,435    $  33,081,871
         Real estate - mortgage          72,753,447       61,995,264
         Real estate - construction      32,560,215       14,693,759
         Agricultural                     4,432,029        4,535,279
         Consumer and other               2,376,049        2,388,303
                                      -------------    -------------

                                        152,392,175      116,694,476

         Deferred loan fees, net           (635,446)        (459,413)
         Allowance for loan losses       (1,766,115)      (1,400,818)
                                      -------------    -------------

                                      $ 149,990,614    $ 114,834,245
                                      =============    =============

         Certain loans were pledged to secure borrowing  arrangements  (see Note
         7).

         Changes in the allowance for loan losses were as follows:

                                             Year Ended December 31,
                                           --------------------------

                                               2005           2004
                                           -----------    -----------

         Balance, beginning of year        $ 1,400,818    $ 1,392,735
         Provision charged to operations       368,768        138,000
         Losses charged to allowance            (3,471)      (148,405)
         Recoveries                                            18,488
                                           -----------    -----------

         Balance, end of year              $ 1,766,115    $ 1,400,818
                                           ===========    ===========

         The recorded investment in loans that were considered to be impaired totaled $21,000 and $81,000 at December 31, 2005 and 2004, respectively. There was no related allowance for loan losses for impaired loans at December 31, 2005 or 2004. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $26,476 and $978,200, respectively. The Company recognized $4,931 and $423,200 in interest income on a cash basis for impaired loans during the years ended December 31, 2005 and 2004, respectively.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       LOANS (Continued)

         At December 31, 2005 and 2004, nonaccrual loans totaled $21,000 and $81,000, respectively. Interest foregone on nonaccrual loans totaled $80 and $2,700 for the years ended December 31, 2005 and 2004, respectively.

         Salaries and employee benefits totaling $221,278 and $207,899 have been deferred as loan origination costs during the years ended December 31, 2005 and 2004, respectively.



5.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following:

                                                        December 31,
                                                --------------------------

                                                    2005           2004
                                                -----------    -----------

         Furniture and equipment                $ 1,569,322    $ 1,317,064
         Premises                                   548,702        544,243
         Leasehold improvements                     243,820        206,838
         Land                                        51,894         51,894
                                                -----------    -----------

                                                  2,413,738      2,120,039

                Less accumulated depreciation
                   and amortization              (1,190,422)    (1,086,453)
                                                -----------    -----------

                                                $ 1,223,316    $ 1,033,586
                                                ===========    ===========

         Depreciation and amortization included in occupancy and equipment expense totaled $194,531 and $160,570 for the years ended December 31, 2005 and 2004, respectively.

6.       INTEREST-BEARING DEPOSITS

         Interest-bearing deposits consisted of the following:

                                          December 31,
                                  ---------------------------

                                      2005           2004
                                  ------------   ------------

         Savings                  $ 10,610,990   $  8,762,134
         Money market               28,498,692     25,112,038
         NOW accounts               24,439,422     20,815,009
         Time, $100,000 or more     33,764,013     23,354,908
         Other time                 19,848,924     19,985,744
                                  ------------   ------------

                                  $117,162,041   $ 98,029,833
                                  ============   ============

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       INTEREST-BEARING DEPOSITS (Continued)

         Aggregate annual maturities of time deposits are as follows:

                        Year Ending
                       December 31,
                      -------------
                           2006                     $ 48,610,445
                           2007                          651,351
                           2008                        3,252,008
                           2009                        1,068,560
                           2010                           30,573
                                                    ------------

                                                    $ 53,612,937

         Interest expense recognized on interest-bearing deposits consisted of the following:

                                  Year Ended December 31,
                                  -----------------------

                                     2005         2004
                                  ----------   ----------

         Savings                  $   67,109   $   35,050
         Money market                376,226      228,710
         NOW accounts                385,852      153,313
         Time, $100,000 or more      738,638      427,116
         Other time                  460,266      351,048
                                  ----------   ----------

                                  $2,028,091   $1,195,237
                                  ==========   ==========

7.       BORROWING ARRANGEMENTS

         The Bank has a $3,000,000 federal funds line of credit agreement with one of its correspondent banks. The Bank also maintains a $1,000,000 letter of credit with another correspondent bank. There were no borrowings outstanding under any of these borrowing arrangements as of December 31, 2005 and 2004.

         In addition, the Bank could borrow from the Federal Home Loan Bank on either a short-term or long-term basis up to approximately $32,000,000 and $10,000,000 as of December 31, 2005 and 2004, respectively. Various mortgage loans totaling approximately $25,700,000 and $14,500,000 and investment securities totaling approximately $30,400,000 and $0 as of December 31, 2005 and 2004, respectively, secured these borrowing arrangements.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.       BORROWING ARRANGEMENTS (Continued)


         There were no outstanding short-term advances at December 31, 2005 and 2004. As of December 31, 2005 and 2004, outstanding long-term advances from the Federal Home Loan Bank (FHLB) consisted of the following:

                               2005                                                    2004
         -------------------------------------------------       -------------------------------------------------

             Amount        Rate          Maturity Date               Amount        Rate          Maturity Date
         -------------   --------   ----------------------       -------------   --------   ----------------------
         $     200,000     2.20%             March 6, 2006       $     200,000     2.20%             March 6, 2006
               200,000     2.82%          October 23, 2006             200,000     2.82%          October 23, 2006
               200,000     2.27%            March 26, 2007             200,000     2.27%            March 26, 2007
               900,000     3.08%             March 6, 2008             900,000     3.08%             March 6, 2008
             1,600,000     2.67%              May 27, 2008           1,600,000     2.67%              May 27, 2008
               250,000     3.71%          October 22, 2008             250,000     3.71%          October 22, 2008
               900,000     3.94%            April 27, 2009             900,000     3.94%            April 27, 2009
               400,000     4.51%              May 12, 2009             400,000     4.51%              May 12, 2009
             1,001,268     7.41%             June 22, 2010           1,022,472     7.41%             June 22, 2010
               100,000     5.09%              May 12, 2011             100,000     5.09%              May 12, 2011
             1,138,352     4.01%          December 6, 2011           1,300,000     4.01%          December 6, 2011
             1,250,000     4.44%          December 6, 2011           1,250,000     4.44%          December 6, 2011
             1,000,000     6.02%           January 2, 2012           1,000,000     6.02%           January 2, 2012
         -------------                                           -------------

             9,139,620                                               9,322,472
         -------------                                           -------------

         Less current maturities:

               400,000

         $   8,739,620                                           $   9,322,472
         =============                                           =============


         Future maturities of outstanding FHLB advances are as follows:

                     Year Ending
                    December 31,
                   --------------
                        2006                                  $    400,000
                        2007                                       200,000
                        2008                                     2,750,000
                        2009                                     1,300,000
                        2010                                     1,001,268
                     Thereafter                                  3,488,352
                                                              ------------

                                                              $  9,139,620
                                                              ============

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.       JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

         Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the second quarter of 2003, Valley Commerce Trust I (the "Trust") issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000. The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 7.45% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008. The redemption price is par plus accrued interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the junior subordinated debentures and upon maturity of the junior subordinated debentures on April 7, 2033.

         Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%. For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30% provided, however, that prior to July 7, 2008, such annual rate does not exceed 12.50%. As of December 31, 2005, the rate was 7.45%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.


         The unamortized deferred costs related to the junior subordinated debentures, which are included in other assets on the consolidated balance sheet, at December 31, 2005 and 2004 were $39,000 and $57,000, respectively, and the amortization for each of the years ended December 31, 2005 and 2004 was $18,000.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.       COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         The Company leases its Fresno, and Visalia branch offices, its Tulare loan office, and its administrative office under noncancelable operating leases which expire in October 2007, November 2009, January 2007, and June 2008, respectively. The Visalia branch office lease contains two options to renew the lease for five year periods. Future minimum lease payments are as follows:

                       Year Ending
                      December 31,
                     --------------
                          2006                                  $ 304,634
                          2007                                    278,186
                          2008                                    179,448
                          2009                                    123,200
                                                                ---------

                                                                $ 885,468
                                                                =========

         Rental expense included in occupancy and equipment expense totaled $250,968 and $223,953 for the years ended December 31, 2005 and 2004, respectively.


         Federal Reserve Requirements
         ----------------------------

         Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The average amount of such reserve balances required at December 31, 2005 was $3,521,000.


         Financial Instruments With Off-Balance-Sheet Risk
         -------------------------------------------------

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the consolidated balance sheet.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.       COMMITMENTS AND CONTINGENCIES (Continued)


         Financial Instruments With Off-Balance-Sheet Risk (Continued)

         The following financial instruments represent off-balance-sheet credit risk:

                                               December 31,
                                        -------------------------

                                            2005          2004
                                        -----------   -----------

         Commitments to extend credit   $46,708,000   $28,643,000
         Standby letters of credit      $ 1,646,000   $   948,000

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, crops, inventory, equipment, income-producing commercial properties, farm land and residential properties.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2005 and 2004. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

         At December 31, 2005, consumer loan commitments represent approximately 7% of total commitments and are generally unsecured. Commercial loan commitments represent approximately 45% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 48% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company's commitments have variable interest rates.

         Significant Concentrations of Credit Risk
         -----------------------------------------

         The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout the cities of Visalia, Tulare, Fresno, Woodlake and Tipton, California.

         Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. However, personal and business income represent the primary source of repayment for a majority of these loans.

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

         Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2005, the maximum amount available for dividend distribution under this restriction was approximately $4,677,182. In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 8).

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      SHAREHOLDERS' EQUITY (Continued)


         Earnings Per Share

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                             Weighted
                                                             Average
                                                            Number of
                                                 Net          Shares        Per Share
                For the Year Ended             Income      Outstanding        Amount
         --------------------------------   ------------   ------------   ------------
         December 31, 2005

         Basic earnings per share           $  2,162,807      2,062,912   $       1.05
                                                                          ============

         Effect of dilutive stock options                       120,809
                                            ------------   ------------

         Diluted earnings per share         $  2,162,807      2,183,721   $       0.99
                                            ============   ============   ============


         December 31, 2004

         Basic earnings per share           $  1,629,247      1,440,383   $       1.13
                                                                          ============

         Effect of dilutive stock options                        97,671
                                            ------------   ------------

         Diluted earnings per share         $  1,629,247      1,538,054   $       1.06
                                            ============   ============   ============

         Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their antidilutive effect. There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2005 and 2004.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      SHAREHOLDERS' EQUITY (Continued)


         Stock Options
         -------------

         The Valley Commerce Bancorp Amended and Restated Stock Option Plan ("Plan") was established in 1997. Under the plan, 346,784 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements as of December 31, 2005. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a one to five year period. A summary of the activity within the plans follows:

                                                 2005                  2004
                                         --------------------   -------------------

                                                     Weighted              Weighted
                                                     Average               Average
                                                     Exercise              Exercise
                                          Shares      Price      Shares      Price
                                         --------    --------   --------   --------
Incentive
---------
Options outstanding, beginning of year     37,905    $   9.35     24,975   $   7.61

     Options granted                                              12,930   $  12.70
     Options forfeited                     (3,861)   $  12.70
                                         --------               --------

Options outstanding, end of year           34,044    $   8.97     37,905   $   9.35
                                         ========               ========

Options exercisable, end of year           22,784    $   8.40     16,744   $   8.37
                                         ========               ========

Nonstatutory
------------
Options outstanding, beginning of year    194,050    $   7.47    172,775   $   6.83

     Options granted                                              21,275   $  12.70
                                         --------               --------

Options outstanding, end of year          194,050    $   7.47    194,050   $   7.47
                                         ========               ========

Options exercisable, end of year          174,998    $   6.96    167,050   $   6.74
                                         ========               ========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      SHAREHOLDERS' EQUITY (Continued)


         Stock Options (Continued)
         -------------------------

         A summary of options outstanding at December 31, 2005 follows:

                                                 Number of         Weighted
                                                  Options           Average         Options
                                                Outstanding        Remaining      Exercisable
                         Range of               December 31,      Contractual    December 31,
                      Exercise Prices               2005             Life            2005
         -----------------------------------   ---------------  --------------  --------------

         Incentive
         ---------

         $     7.49                                     20,842       5.8 years          16,676
         $     8.25                                      4,134       6.9 years           2,480
         $    12.70                                      9,068       8.1 years           3,628
                                               ---------------                  --------------

                                                        34,044                          22,784
                                               ===============                  ==============

         Nonstatutory
         ------------

         $     6.22                                    100,510       1.9 years         100,510
         $     6.53                                     19,145       4.1 years          19,145
         $     6.79                                     19,145       3.3 years          19,145
         $     6.86                                     18,233       5.0 years          18,233
         $    11.11                                     15,750       7.9 years           9,450
         $    12.70                                     21,267       8.1 years           8,515
                                               ---------------                  --------------

                                                       194,050                         174,998
                                               ===============                  ==============

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2005 and 2004.

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

                                                              December 31,
                                             --------------------------------------------

                                                       2005                  2004
                                             ---------------------  ---------------------

                                               Amount       Ratio      Amount      Ratio
                                             -----------   -------  -----------   -------

Leverage Ratio
--------------

Valley Commerce Bancorp and Subsidiary       $25,322,000    11.5%   $19,216,000    10.8%
Minimum regulatory requirement               $10,129,000     4.0%   $ 7,132,000     4.0%

Valley Business Bank                         $24,927,000    11.3%   $14,910,000     8.4%
Minimum requirement for "Well-Capitalized"
  institution                                $12,464,000     5.0%   $ 8,884,000     5.0%
Minimum regulatory requirement               $ 9,971,000     4.0%   $ 7,107,000     4.0%


Tier 1 Risk-Based Capital Ratio
-------------------------------

Valley Commerce Bancorp and Subsidiary       $25,322,000    14.8%   $19,216,000    14.7%
Minimum regulatory requirement               $ 6,836,000     4.0%   $ 5,228,000     4.0%

Valley Business Bank                         $24,927,000    14.6%   $14,910,000    11.4%
Minimum requirement for "Well-Capitalized"
  institution                                $10,242,000     6.0%   $ 7,825,000     6.0%
Minimum regulatory requirement               $ 6,828,000     4.0%   $ 5,217,000     4.0%

Total Risk-Based Capital Ratio
------------------------------

Valley Commerce Bancorp and Subsidiary       $27,088,000    15.9%   $20,617,000    15.8%
Minimum regulatory requirement               $13,672,000     8.0%   $10,455,000     8.0%

Valley Business Bank                         $26,693,000    15.6%   $16,311,000    12.5%
Minimum requirement for "Well-Capitalized"
  institution                                $17,070,000    10.0%   $13,042,000    10.0%
Minimum regulatory requirement               $13,656,000     8.0%   $10,434,000     8.0%


                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      SHAREHOLDERS' EQUITY (Continued)

         Sale of Stock
         -------------

         On December 23, 2004, the Company completed the registration process for 650,000 shares of common stock. On that date, the Company sold 350,750 shares of common stock at $13 per share. Net proceeds of $3,749,233 (after underwriting discounts, commissions and other costs) were received by the Company. In January 2005, the 299,250 remaining newly registered shares were sold directly by the Company for net proceeds of $3,880,321.

11.      OTHER EXPENSES

         Other expenses consisted of the following:

                                       Year Ended December 31,
                                    ---------------------------
                                        2005           2004
                                    ------------   ------------

         Data processing            $    422,158   $    408,483
         Operations                      414,485        366,460
         Professional and legal          310,928        223,594
         Promotional                     258,360        192,977
         Telephone and postal            171,117        130,834
         Supplies                        236,859        137,220
         Assessment and insurance        124,506        130,854
         Amortization expense             62,538         62,538
         Other expenses                  274,908        223,092
                                    ------------   ------------

                                    $  2,275,859   $  1,876,052
                                    ============   ============

12.      INCOME TAXES

         The provision for income taxes for the years ended December 31, 2005 and 2004 consisted of the following:

                                                  Federal         State          Total
                                                -----------    -----------    -----------

         2005
         ----

         Current                                $ 1,188,000    $   430,000    $ 1,618,000
         Deferred                                  (195,000)       (56,000)      (251,000)
                                                -----------    -----------    -----------

                Provision for income taxes      $   993,000    $   374,000    $ 1,367,000
                                                ===========    ===========    ===========

         2004
         ----

         Current                                $   767,000    $   302,000    $ 1,069,000
         Deferred                                   (31,000)       (11,000)       (42,000)
                                                -----------    -----------    -----------

                Provision for income taxes      $   736,000    $   291,000    $ 1,027,000
                                                ===========    ===========    ===========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

12.      INCOME TAXES (Continued)

         Deferred tax assets (liabilities) consisted of the following:

                                                                   December 31,
                                                            --------------------------

                                                                2005           2004
                                                            -----------    -----------
         Deferred tax assets:
             Allowance for loan losses                      $   751,000    $   588,000
             Unrealized loss on available-for-sale
                investment securities                           345,000         49,000
             Deferred compensation                              259,000        156,000
             Intangible assets                                   83,000         84,000
             Future benefit of state income tax deduction        66,000         49,000
                                                            -----------    -----------


                   Total deferred tax assets                  1,504,000        926,000
                                                            -----------    -----------

         Deferred tax liabilities:
             Bank premises and equipment                        (94,000)       (86,000)
             Loan costs                                         (94,000)       (82,000)
             Other                                              (25,000)       (14,000)
                                                            -----------    -----------

                   Total deferred tax liabilities              (213,000)      (182,000)
                                                            -----------    -----------

                   Net deferred tax assets                  $ 1,291,000    $   744,000
                                                            ===========    ===========

         The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following:

                                                                             Year Ended December 31,

                                                                       2005                    2004
                                                               ----------------------  -----------------------

                                                                 Amount       Rate %     Amount       Rate %
                                                               -----------  ---------  ------------  ---------
         Federal income tax expense, at statutory rate         $ 1,200,100       34.0  $    903,100      34.0
         State franchise tax, net of Federal tax effect            252,500        7.2       190,000       7.2
         Interest on obligations of states and political
           subdivisions                                            (93,800)      (2.7)      (43,200)     (1.6)
         Other                                                       8,200        0.2       (22,900)     (0.9)
                                                               -----------  ---------  ------------  --------

              Total income tax expense                         $ 1,367,000       38.7  $  1,027,000      38.7
                                                               ===========  =========  ============  ========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.      RELATED PARTY TRANSACTIONS

         During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2005:

         Balance, January 1, 2005                          $ 3,560,136

             Disbursements                                   3,286,962
             Amounts repaid                                 (2,801,978)
                                                           -----------

         Balance, December 31, 2005                        $ 4,045,120
                                                           ===========

         Undisbursed commitments to related
             parties, December 31, 2005                    $ 1,557,687
                                                           ===========

14.      EMPLOYEE BENEFIT PLANS


         Employee Retirement Plan
         ------------------------

         The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997. All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan. Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law. The Company matches 50% of employee contributions, up to 3% of the employees' annual salary. Company contributions vest at a rate of 20% annually. Bank contributions for the years ended December 31, 2005 and 2004 totaled $47,000 and $35,000, respectively.


         Salary Continuation and Retirement Plans
         ----------------------------------------

         Salary continuation plans are in place for three key executives. Under these plans, the executives will receive monthly payments after retirement until death. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2005 and 2004 totaled $195,232 and $150,657, respectively. Income earned on these policies, net of expenses, totaled $103,851 and $98,625 for the years ended December 31, 2005 and 2004, respectively.

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.      COMPREHENSIVE INCOME

         Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders' equity.

         At December 31, 2005 and 2004, the Company held securities classified as available-for-sale which had unrealized losses as follows:

                                                                       Tax
                                                         Before      Benefit       After
                                                          Tax       (Expense)       Tax
                                                       ---------    ---------    ---------

         For the Year Ended December 31, 2005
         ------------------------------------

         Other comprehensive loss:
              Unrealized holding losses                $(810,296)   $ 314,073    $(496,223)
              Reclassification adjustment for losses
                  included in net income                 (48,494)      18,780      (29,714)
                                                       ---------    ---------    ---------

                      Total other comprehensive
                           loss                        $(761,802)   $ 295,293    $(466,509)
                                                       =========    =========    =========


         For the Year Ended December 31, 2004
         ------------------------------------

         Other comprehensive loss:
              Unrealized holding losses                $ (90,427)   $  34,981    $ (55,446)
              Reclassification adjustment for gains
                  included in net income                   7,390       (2,846)       4,544
                                                       ---------    ---------    ---------

                      Total other comprehensive
                           loss                        $ (97,817)   $  37,827    $ (59,990)
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

         The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

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

         Federal Home Loan Bank stock: For Federal Home Loan Bank stock, cost approximates fair value.

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

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Commitments to extend credit: Commitments to extend credit are primarily for variable rate loans and standby letters of credit. For these commitments, there is no difference between the committed amounts and their fair values. Commitments to fund fixed rate loans and standby letters of credit are at rates which approximate fair value at each reporting date. The fair value of the commitments at each reporting date were not significant and not included in the accompanying table.

                                                 December 31, 2005             December 31, 2004
                                            ---------------------------   ---------------------------

                                              Carrying         Fair        Carrying         Fair
                                               Amount          Value         Amount          Value
                                            ------------   ------------   ------------   ------------
         Financial assets:
           Cash and cash equivalents        $ 17,733,285   $ 17,733,285   $  9,036,062   $  9,036,062
           Federal funds sold                  1,885,000      1,885,000     17,750,000     17,750,000
           Available-for-sale investment
              securities                      50,391,000     50,391,000     38,099,000     38,099,000
           Loans, net                        149,990,614    150,113,000    114,834,245    115,846,000
           Cash surrender value of life
              insurance policies               2,781,169      2,781,169      2,677,318      2,677,318
           Accrued interest receivable         1,233,324      1,233,324        718,558        718,558
           FHLB stock                          1,056,900      1,056,900        622,600        622,600

         Financial liabilities:
           Deposits                          192,581,114    191,771,000    156,423,904    156,592,278
           Long-term debt                      9,139,620      8,969,000      9,322,472      9,369,671
           Junior subordinated deferrable
              interest debentures              3,093,000      3,093,000      3,093,000      3,093,000
           Accrued interest payable              196,607        196,607        127,226        127,226

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS


                             CONDENSED BALANCE SHEET
                           December 31, 2005 and 2004

                                                                2005            2004
                                                            ------------    ------------

                                     ASSETS

         Cash and due from banks                            $    251,698    $  4,219,418
         Investment in bank subsidiary                        24,505,188      15,017,441
         Other assets                                            353,656         364,192
                                                            ------------    ------------

                                                            $ 25,110,542    $ 19,601,051
                                                            ============    ============


                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY

         Other liabilities                                  $    108,285    $    175,413
         Junior subordinated debentures due to subsidiary
              grantor trust                                    3,093,000       3,093,000
                                                            ------------    ------------

                      Total liabilities                        3,201,285       3,268,413
                                                            ------------    ------------

         Shareholders' equity:
              Common stock                                    18,332,290      14,451,969
              Retained earnings                                4,122,088       1,959,281
              Accumulated other comprehensive loss,
                  net of taxes                                  (545,121)        (78,612)
                                                            ------------    ------------

                      Total shareholders' equity              21,909,257      16,332,638
                                                            ------------    ------------

                                                            $ 25,110,542    $ 19,601,051
                                                            ============    ============

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                          CONDENSED STATEMENT OF INCOME

                 For the Years Ended December 31, 2005 and 2004

                                                                         2005           2004
                                                                     -----------    -----------
         Income:
              Dividends declared by bank subsidiary                                 $   460,000
              Earnings from investment in Valley Commerce
                  Trust I                                            $     6,279          4,509
                                                                     -----------    -----------

                      Total income                                         6,279        464,509
                                                                     -----------    -----------

         Expenses:
              Interest on junior subordinated deferrable interest
                  debentures                                             208,787        149,974
              Other expenses                                             292,941        160,451
                                                                     -----------    -----------

                      Total expenses                                     501,728        310,425
                                                                     -----------    -----------

                      (Loss) income before equity in undistributed
                           income of subsidiary                         (495,449)       154,084

              Equity in undistributed income of subsidiary             2,454,256      1,327,163
                                                                     -----------    -----------

                      Income before income taxes                       1,958,807      1,481,247

                      Income tax benefit                                 204,000        148,000
                                                                     -----------    -----------

                      Net income                                     $ 2,162,807    $ 1,629,247
                                                                     ===========    ===========

                     VALLEY COMMERCE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

17.      PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2005 and 2004

                                                                     2005           2004
                                                                 -----------    -----------
         Cash flows from operating activities:
              Net income                                         $ 2,162,807    $ 1,629,247
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
                      Undistributed net income of subsidiary      (2,454,256)    (1,327,163)
                      (Decrease) increase in other assets             10,536       (130,203)
                      (Decrease) increase in other liabilities       (67,128)       142,533
                                                                 -----------    -----------

                           Net cash (used in) provided by
                               operating activities                 (348,041)       314,414
                                                                 -----------    -----------

         Cash flows from investing activities:
              Investment in bank subsidiary                       (7,500,000)
                                                                 -----------    -----------

Cash flows from financing activities:

              Cash paid for fractional shares                                        (5,726)
              Net proceeds from sale of common stock               3,880,321      3,749,233
                                                                 -----------    -----------

                  Net cash provided by financing activities        3,880,321      3,743,507
                                                                 -----------    -----------

         (Decrease) increase in cash and cash equivalents         (3,967,720)     4,057,921

         Cash and cash equivalents at beginning of year            4,219,418        161,497
                                                                 -----------    -----------

         Cash and cash equivalents at end of year                $   251,698    $ 4,219,418
                                                                 ===========    ===========

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There is no information required to be disclosed under this Item.

ITEM 8A - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2005, of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective, as of December 31, 2005, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the fourth quarter of 2005 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

There is no information required to be disclosed under this Item.

PART III ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors. The persons named below are members of the Company's board of directors and the Company's executive officers. Directors of Valley Commerce Bancorp are also directors of Valley Business Bank. Directors' terms run until the next annual meeting of shareholders and until their successors are duly elected and qualified.

                                                                               Principal Occupation, Business
                                            Position With         Director     Experience During Past Five Years and
Name                                Age     Company               Since        Other Information
---------------------------------------------------------------------------------------------------------------------------
David B. Day                        63      Director                2000(1)    Chief Executive Officer (retired) of
                                                                               California Delinting Co., a cottonseed
                                                                               conditioning and sales firm.

Walter A. Dwelle                    60      Chairman and            1996(1)    General Partner and Manager of Nella Oil
                                            Director                           Company, an oil marketing and convenience
                                                                               store operator, since 1988.

Thomas A. Gaebe                     55      Director                 2003      Certified public accountant and partner in
                                                                               the public accounting firm of Vollmer,
                                                                               Daniel, Gaebe, & Grove since 1980.

Donald A. Gilles                    62      President, CEO and      1996(1)    President and CEO of Valley Commerce Bancorp
                                            Director                           since 2002; President and CEO of Valley
                                                                               Business Bank since 1996; from 1995-1996,
                                                                               consultant to the Valley Business Bank
                                                                               Organizing Group; and from 1982 to 1995,
                                                                               various positions with Mineral King National
                                                                               Bank, including President, CEO and Director.

Philip R. Hammond, Jr.              58      Director                1999(1)    President of Philip R. Hammond Construction,
                                                                               a commercial property development firm,
                                                                               since 1976; Partner of Tetra Property
                                                                               Management LLC since 1998; and Partner of D
                                                                               & H Vineyards since 1995.

Russell F. Hurley                   55      Vice Chairman and       1996(1)    Attorney and shareholder with the law firm
                                            Director                           of Hurley & Laird since 1982.

Fred P. LoBue, Jr.                  65      Secretary and           1996(1)    Chairman of the Board of LoBue Bros., Inc.,
                                            Director                           a commercial orange packing house operation,
                                                                               since 1998; Chief Financial Officer and a
                                                                               director of LoBue Bros., Inc., since 1982;
                                                                               and since 1983 President and Chairman of
                                                                               Harvest Container Corp., a manufacturer of
                                                                               corrugated boxes.

                                                                               Principal Occupation, Business
                                            Position With         Director     Experience During Past Five Years and
Name                                Age     Company               Since        Other Information
---------------------------------------------------------------------------------------------------------------------------
Kenneth H. Macklin                  54      Director                2000(1)    Owner and President of H.R. Macklin & Sons,
                                                                               Inc., an agricultural service company
                                                                               involved in the placement of long-term farm
                                                                               loans, appraisals, farm management and real
                                                                               estate brokerage, since 1994; and since 1990
                                                                               Partner in Vintage Equipment Company, a farm
                                                                               equipment operation and leasing company.

Stanley J. Shamoon                  54      Director                1996(1)    President and owner of Visalia Produce
                                                                               Sales, Inc., a produce marketing firm, since
                                                                               1988; and General Partner of Kingsburg Kold
                                                                               Storage, a fruit and vegetable cold storage
                                                                               facility, since 1992.

Roy O. Estridge                     51      Executive Vice             -       Executive Vice President and Chief Financial
                                            President and Chief                Officer of Valley Business Bank and Valley
                                            Financial Officer                  Commerce Bancorp since 2002.  Vice President
                                                                               and Chief Financial Officer for Valley
                                                                               AgCredit in Visalia, California from 1992 to
                                                                               2002, with responsibility for financial
                                                                               management and strategic planning.

Allan W. Stone                      50      Executive Vice             -       Executive Vice President and Chief Credit
                                            President and Chief                Officer of Valley Commerce Bancorp since
                                            Credit Officer                     2002, Executive Vice President and Chief
                                                                               Credit Officer of Valley Business Bank since
                                                                               June 1998.  Senior Vice President and Chief
                                                                               Credit Officer for Bank of Ventura from 1994
                                                                               to 1998.

(1) Includes service as a director of Valley Business Bank, the predecessor institution of the Company.

There are no family relationships among any of the Company's executive officers or directors.

No director is a director of any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the FDIC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the best knowledge of the Company, there are no greater than ten-percent holders of the Company's common stock.

Committees of the Board Of Directors

Audit Committee. The members of the Audit Committee are Thomas A. Gaebe, Committee Chairman, Walter A. Dwelle, Fred P. LoBue, Jr., and Russell F. Hurley. All members of the Audit Committee would be deemed independent under Rule 4200(a)(15) and Rule 4350(d)(2) of the Nasdaq's listing standards. The Board of Directors has determined that Mr. Gaebe qualifies for designation as a financial expert member of the Audit Committee for purposes of the Sarbanes-Oxley Act. Designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

The principal duties of the Audit Committee are the following: (i) engage a firm of independent certified public accountants on behalf of the Company; (ii) meet with the independent certified public accountants to review and approve the scope of their audit engagement and the fees related to such work; (iii) meet with the Company's financial management, internal audit management and independent certified public accountants to review matters relating to internal accounting controls, the internal audit program, the Company's accounting practices and procedures and other matters relating to the financial condition of the Company and its subsidiaries; and (iv) periodically report to the Board any conclusions or recommendations that the Audit Committee may have with respect to such matters. The Audit Committee met five times during 2005.

Personnel/Compensation Committee. The members of the Personnel/Compensation Committee are David B. Day, Committee Chairman, Donald A. Gilles, Philip R. Hammond, Jr., Fred P. LoBue, Jr. and Stanley J. Shamoon.

The principal duties of the Personnel/Compensation Committee are (i) the selection, recruitment and performance evaluation of executive personnel; (ii) making recommendations to the Board regarding the salary, benefits and incentive compensation to be paid to the Company's executive officers; (iii) the development of corporate-wide compensation and benefit policies; (iv) the development of the Company's personnel policies; (v) the Company's compliance with laws and regulations pertaining to personnel, compensation and employment matters; and (vi) the development of employee training and internal communications programs. The Personnel/Compensation Committee met five times during 2005.

Loan Committee. The members of the Loan Committee are Russell F. Hurley, Committee Chairman, Walter A. Dwelle, Donald A. Gilles, Philip R. Hammond, Jr., and Kenneth H. Macklin.

The Loan Committee is responsible for the approval and supervision of loans and the development of the Company's loan policies and procedures. The Loan Committee met 19 times during 2005.

Asset-Liability Management Committee. The members of the Asset-Liability Management Committee are Philip R. Hammond, Jr., Committee Chairman, David B. Day, Walter A. Dwelle, Thomas A. Gaebe, and Donald A. Gilles.

The Asset-Liability Management Committee is responsible for (i) the development of policies and procedures related to liquidity and asset-liability management, and (ii) supervision of the Company's investments. The Asset-Liability Management Committee met six times during 2005.

Compliance Committee. The members of the Compliance Committee are Russell F. Hurley, Committee Chairman, Fred P. LoBue, Jr., and Kenneth H. Macklin.

The principal duties of the Compliance Committee are to review, coordinate and monitor the Company's compliance with the federal and state laws and regulations that govern the business and activities of a registered bank holding company and a California state-chartered commercial bank, including the Community Reinvestment Act and the laws and regulations pertaining to equal credit opportunity. The Compliance Committee met twice time during 2005.

Executive Committee. The members of the Executive Committee are Walter A. Dwelle, Committee Chairman, Donald A. Gilles, Russell F. Hurley, and Fred P. LoBue, Jr.

The Executive Committee has the authority of the Board in the management of the Company during the intervals between meetings of the Board. It also determines the base salary of the President and Chief Executive Officer. The Executive Committee met 7 times during 2005.

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

The Executive Committee acting as nominating committee does not have a formal policy with regard to consideration of director candidates recommended by shareholders. The Executive Committee has never received such a recommendation. If it were to receive one, the Executive Committee's informal policy would be to consider the recommendation in good faith in light of (i) the minimum qualifications for directors set forth in the Bylaws and (ii) whether the recommended candidate would improve the overall expertise, experience and judgment of the Board of Directors.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following information is furnished with respect to each of the Company's executive officers whose base salary and bonus compensation during 2005 exceeded $100,000.

                                            Annual Compensation
                                            -------------------

               Name and                                                    Other Annual      All Other
          Principal Position                 Year     Salary      Bonus    Compensation   Compen-sation (1)
          ------------------                 ----     ------      -----    ------------   -------------
Donald A. Gilles                             2005   $ 164,307   $ 12,000       $ 4,763       $ 103,315
President and Chief Executive Officer        2004   $ 149,921   $  7,440       $ 3,863       $  77,184
                                             2003   $ 128,083   $  3,720       $ 3,600       $  96,720

Allan W. Stone                               2005   $ 130,942   $ 18,300       $ 3,800       $     560
Executive Vice President and Chief           2004   $ 120,423   $ 19,923       $ 3,560       $   1,704
Credit Officer                               2003   $ 119,926   $  3,150       $ 3,373       $      --

Roy O. Estridge                              2005   $ 105,347   $  7,720       $ 3,216       $   1,840
Executive Vice President and Chief           2004   $  89,902   $ 15,100       $ 2,806       $   1,284
Financial Officer                            2003   $  88,750   $  1,806       $ 2,663       $      --


(1) For Donald A. Gilles, includes portion of deferred compensation plan vested in the amount of $96,947 in 2005, $71,496 in 2004 and $96,720 in
      2003. Mr. Stone and Mr. Estridge were not vested in the deferred compensation plan during these years. See "Supplemental Retirement and Life Insurance Plan" herein.

      The Company pays the cost of premiums on life insurance policies insuring all employees, including executive officers, in amounts equal to (i) two times each officer's salary, up to a maximum of $200,000 in coverage; (ii) $25,000 for each non-officer employee; (iii) $10,000 for an employee's spouse; and (iv) $5,000 for dependents of employees. The policies are payable to the employees' designated beneficiaries. In addition, the Company provides certain incidental personal benefits to executive officers. The incremental cost to the Company of providing such benefits to the executive officers named above did not, for the fiscal year ended December 31, 2005, exceed the lesser of $50,000 or 10 percent of the annual salary and bonus compensation paid to the executive officers.

      Stock Option Plan

      The Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan ("Plan") is intended to promote the long-term success of the Company and the creation of shareholder value. The Plan authorizes the Board to grant stock options to officers, employees and directors to purchase up to 346,705 shares. Options may be granted for terms of up to 10 years and with exercise prices not less than fair market value at the time of grant (or 110% of fair market value if required to qualify the option as an "incentive stock option" under the Internal Revenue Code).

      No stock options were granted to any of the named executive officers during 2005.

Each of the named executive officers had stock options with a market value in excess of the exercise price at December 31, 2005. The following table summarizes the options held by the named executive offices at December 31, 2005.

                                                              Number of Securities           Value of Unexercised
                                                             Underlying Unexercised             In-the-Money
                             Shares                                Options at                    Options at
                           Acquired on        Value                 12/31/05                  12/31/05 ($) (1)
         Name             Exercise (#)    Realized ($)     Exercisable   Unexercisable   Exercisable   Unexcercisable
--------------------------------------------------------------------------------------------------------------------
Donald A. Gilles                None           None           25,371          3,092        $337,230      $28,008

Allan W. Stone                  None           None            3,630          1,499       $  44,600      $15,474

Roy O. Estridge                 None           None            2,639          2,283         $30,296      $24,015


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

The Company's obligations under the retirement benefit portion of the plan are not funded; however, the Company has purchased life insurance policies that are actuarially designed to offset the annual expenses associated with the plan and that will, given reasonable actuarial assumptions, offset all plan costs during the lives of the executive officers and provide a complete recovery of all plan costs upon the deaths of the executive officers. The Company has all the ownership rights in the cash values and death benefits of the policies. The Company has paid the premiums for the policies for the three executives in full. The Company records annual increases in the cash values of the policies as income, and, as benefits accrued to the three participants under the plan, the Company records a compensation expense on an annual basis. Although the Company believes that the actuarial assumptions it has made are reasonable and that the policy benefits will fund substantially all of the Company's liability under this plan, the Company will be responsible for payment of accrued benefits even if those assumption prove to be incorrect or the Company does not receive all the insurance cash value or proceeds that it expects.

The amount vested of the Company's contribution to the supplemental retirement and life insurance plan for each of the named executive officers is shown in the footnotes to the Summary Executive Compensation Table.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2005, pertaining to beneficial ownership of our common stock (the sole class of stock outstanding) by our current directors and named executive officers, by all our directors and executive officers as a group and by two shareholders known to us who own at least 5% of our outstanding shares. The information in the following table has been obtained from our records or from information furnished directly by the individual or entity to the Company.

                                                                Amount and
Name and Address                   Relationship                 Nature of        Exercisable     Percent
of Beneficial Owner(1)             with Company                 Beneficial       Options(3)    of Class(2)
                                                                Ownership(2)
------------------------------------------------------------------------------------------------------------
David B. Day                       Director                       41,317           20,089         1.96%
Walter A. Dwelle                   Chairman and Director          78,816   5       21,045         3.74%
Roy O. Estridge                    EVP and CFO                     2,639            2,639           4
Thomas A. Gaebe                    Director                       17,895           10,395           4
Donald A. Gilles                   President, CEO and Director    34,805           25,371         1.65%
Philip R. Hammond, Jr.             Director                       71,738   6       20,089         3.40%
Russell F. Hurley                  Vice Chairman and Director     65,972   7       21,045         3.13%
Fred P. LoBue, Jr.                 Secretary and Director         63,693   8       21,045         3.02%
Kenneth H. Macklin                 Director                       30,498   9       19,178         1.45%
Stanley J. Shamoon                 Director                       36,397  10       21,045         1.73%
Allan W. Stone                     EVP and CCO                     5,489  11        3,630           4
All directors and executive                                      449,259          185,571        19.76%
officers as a group (11 in number)

The Banc Fund Company, LLC         Principal Shareholder         203,561             --           9.75%
208 South LaSalle Street
Chicago, Illinois 60604

Wellington Mgmt. Co. LLP           Principal Shareholder         119,300             --           5.71%
75 State Street
Boston, Massachusetts 02109

------------------------

1 Except as shown, the address for all persons is c/o Valley Commerce Bancorp, 200 South Court Street, Visalia, California, 93291.

2 Includes shares beneficially owned as shown in the "Exercisable Options" column, both directly and indirectly together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted. Listed amounts include
     (i) stock dividends paid in prior years, including a five percent stock dividend paid on May 16, 2004 to shareholders of record as of April 27, 2004, and (ii) a three-for-two stock split issued on September 3, 2004 to shareholders of record as of August 20, 2004. There were no stock dividends or stock splits during 2005.

3 Indicates number of shares subject to options exercisable at December 31, 2005.

4 Represents less than one percent of the outstanding shares of the Company's Common Stock.

5    Includes 34,148 shares held in a personal Individual Retirement Account.

6 Includes 34,118 shares held by the Philip R. Hammond Construction Company Profit Sharing Plan.

7 Includes 20,098 shares held by Milru Ranch Company, of which he is a general partner, and 17,005 shares held by the Hurley & Laird Retirement Trust.

8 Includes 2,000 shares held in the name of Donna S. LoBue, his wife, and 9,020 shares held in an Individual Retirement Account.

9    Includes 9,820 shares held by Vintage Equipment Profit Sharing Plan.

10   Includes 198 shares held in the name of Adam Shamoon, his minor child.

11   Includes 1,000 shares held in an Individual Retirement Account.

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

Transactions with Management and Others

In 2005 there were no material transactions between the Company and any of the Company's directors, executive officers, nominees for election as a director, or the immediate family or associates of any of the foregoing persons, except as follows: The Company leases office space in a building owned by the CPA firm of director Thomas A. Gaebe to house credit and finance personnel employed by Valley Business Bank. The leased premises consist of two connected office suites of approximately 4,972 square feet in a four-story office building. The first office suite was leased in January 2003, prior to Mr. Gaebe becoming a director of the Company. The second office suite was leased in November 2005 under a separate lease agreement. Both leases are triple net leases with a combined monthly rent of $7,259 during 2005 and $7,408 starting July 2006 until the lease expiration date which is June 30, 2008 for both leases. In the event the renewal options are exercised the annual rent to be paid will increase by approximately 3.5% in each of the two extension years. The Board has determined that the terms of the leases are comparable to the rates available for similar space in the area in which the leased premises are located.


ITEM 13 - EXHIBITS

The exhibit list required by this Item is incorporated by reference to the exhibit index which is attached hereto.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements, review of consolidated financial statements included in the Company's regulatory filings and services normally provided by the independent auditor in connection with regulatory filings. The aggregate amount of fees billed by Perry-Smith, LLP for professional services rendered for the audit of the Company's annual financial statements and review of documents filed with the Securities and Exchange Commission during the fiscal year ended December 31, 2005 was $84,100 and during the fiscal year ended December 31, 2004 was $195,100.

Audit-Related Fees. Perry-Smith, LLP did not perform any audit-related professional services for the Company during the fiscal years ended December 31, 2005 and December 31, 2004.

Tax Fees. Tax services consist of compliance fees for the preparation of tax returns and tax payment-planning services. Tax services also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation. The aggregate amount of fees billed by Perry-Smith, LLP for tax compliance, tax advice, tax planning and related tax services for the fiscal year ended December 31, 2005 was $13,000 and for the fiscal year ended December 31, 2004 was $10,500.

All Other Fees. During the fiscal year ended December 31, 2005, Perry-Smith, LLP commenced a review of the Bank's interest rate risk management for which it billed $2,100. Perry-Smith, LLP did not perform any other services for the Company during the fiscal years ended December 31, 2005 and December 31, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VALLEY COMMERCE BANCORP

                           By:              /s/ Donald A. Gilles
                               -----------------------------------------------
                                              Donald A. Gilles
                                   President and Chief Executive Officer

                           By:              /s/ Roy O. Estridge
                               -----------------------------------------------
                                              Roy O. Estridge
                           Executive Vice President and Chief Financial Officer

                           Date: March 21, 2006

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                              Title                          Date
             ---------                              -----                          ----
/s/ Donald A. Gilles                   Director and Chief Executive           March 21, 2006
-------------------------------------  Officer (Principal Executive
         Donald A. Gilles              Officer)


/s/ Roy O. Estridge                    Chief Financial Officer                March 21, 2006
-------------------------------------  (Principal Financial Officer and
         Roy O. Estridge               Principal Accounting Officer)


/s/ David B. Day                       Director                               March 21, 2006
-------------------------------------
         David B. Day

                                                                              March 21, 2006
/s/ Walter A. Dwelle                   Chairman and Director
-------------------------------------
                 Walter A. Dwelle


/s/ Thomas A. Gaebe                    Director                               March 21, 2006
-------------------------------------
         Thomas A. Gaebe


/s/ Philip R. Hammond, Jr.             Director                               March 21, 2006
-------------------------------------
         Philip R. Hammond, Jr.


/s/ Russell F. Hurley                  Vice Chairman and Director             March 21, 2006
-------------------------------------
         Russell F. Hurley


/s/ Fred P. LoBue, Jr.                 Secretary and Director                 March 21, 2006
-------------------------------------
         Fred P. LoBue, Jr.


/s/ Kenneth H. Macklin                 Director                               March 21, 2006
-------------------------------------
         Kenneth H. Macklin


/s/ Stanley J. Shamoon                 Director                               March 21, 2006
-------------------------------------
         Stanley J. Shamoon

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The issuer has not yet sent an annual report covering its last fiscal year or proxy statement, form of proxy or other proxy soliciting material to security holders. Such report or proxy material is to be furnished to security holders on or about the date of the filing of the annual report on this Form. The Issuer will furnish a copy of such material to the Commission, by Edgar, when it is sent to security holders.

                                  Exhibit Index


Exhibit        Description of Document
-------        -----------------------

3.1            Articles of Incorporation of the Company, as amended (1)

3.2            Bylaws of the Company (1)

4.3            Specimen Stock Certificate (2)

10.1           Valley Commerce Bancorp Amended and Restated 1997 Stock Option
               Plan (1,3)

10.2           Lease of premises at 200 South Court Street, Visalia (1)

10.3           Executive Supplemental Compensation Agreement with Donald A.
               Gilles (1,3)

10.4           Executive Supplemental Compensation Agreement with Roy O.
               Estridge (1,3)

10.5           Executive Supplemental Compensation Agreement with Allan W. Stone
               (1,3)

10.6           Valley Commerce Bancorp Amended and Restated 1997 Stock Option
               Plan (1,3)

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

16.1 Letter from Moss Adams LLP regarding change in certifying accountant (2)

21             Subsidiaries of the Company (1)

24             Powers of Attorney (included on signature pages)

31             Rule 13a-14(a)/15d-14(a) Certifications

32             Section 1350 Certifications
---------------------------------------
(1) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form SB-2, filed September 9, 2004.
(2) Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)      Management contract or compensatory plan or arrangement.