Form 10QSB
period 2006-03-31
Valley Commerce Bancorp
filed 2006-05-15
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO

                        COMMISSION FILE NUMBER: 000-51949
                                                ---------

                             VALLEY COMMERCE BANCORP
        (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  |_|     No  |X|

The number of shares outstanding of the issuer's Common Stock was 2,087,587 as of May 11, 2006.

Transitional Small Business Disclosure Format (check one)
Yes  |_|     No  |X|

--------------------------------------------------------------------------------

INDEX

PART I - FINANCIAL INFORMATION                                                                                          3

ITEM 1 - FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheet (unaudited) at March 31, 2006 and December 31, 2005.                               4
Condensed Consolidated Statement of Income (unaudited) for the Three Month Periods ended March 31, 2006 and 2005.       5
Condensed Consolidated Statement of Cash Flows (unaudited) for the Three Month Periods ended March 31, 2006 and 2005.   6
Notes to Condensed Consolidated Financial Statements                                                                    8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION                                                     11

ITEM 3 - CONTROLS AND PROCEDURES                                                                                        20

PART II - OTHER INFORMATION                                                                                             21

ITEM 1 LEGAL PROCEEDINGS                                                                                                21
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                      21
ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                                                                  21
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              21
ITEM 5 OTHER INFORMATION                                                                                                21
ITEM 6 EXHIBITS                                                                                                         21
SIGNATURES                                                                                                              22
EXHIBIT INDEX                                                                                                          E-1


                                     PART I

                           Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-QSB including, but not limited to, those described in Item 2 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12) changes in laws and regulations; (13) recently issued accounting pronouncements; (14) government policies, regulations, and their enforcement including Bank Secrecy Act-related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management's ability to manage these and other risks. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 - FINANCIAL STATEMENTS

                                            VALLEY COMMERCE BANCORP
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (UNAUDITED)

                                                                                  March 31,       December 31,
                                                                                     2006             2005
                                                                                -------------    -------------
Assets
------
Cash and due from banks                                                         $  16,305,494    $  17,733,285
Federal funds sold                                                                  4,170,000        1,885,000
                                                                                -------------    -------------

     Total cash and cash equivalents                                               20,475,494       19,618,285

Available-for-sale investment securities                                           52,617,000       50,391,000
Loans, less allowance for loan losses of $1,766,415 at March 31, 2006 and
   $1,766,115 at December 31, 2005                                                144,972,868      149,990,614
Bank premises and equipment, net                                                    1,201,046        1,223,316
Cash surrender value of Bank-owned life insurance                                   2,809,148        2,781,169
Accrued interest receivable and other assets                                        3,802,560        4,007,007
                                                                                -------------    -------------

         Total assets                                                           $ 225,878,116    $ 228,011,391
                                                                                =============    =============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
  Non-interest bearing                                                          $  66,585,574    $  75,419,073
  Interest bearing                                                                 73,082,427       63,549,104
  Time                                                                             50,202,141       53,612,937
                                                                                -------------    -------------

     Total deposits                                                               189,870,142      192,581,114

Accrued interest payable and other liabilities                                      1,497,997        1,288,400
Federal Home Loan Bank advances                                                     8,892,499        9,139,620
Junior subordinated deferrable interest debentures                                  3,093,000        3,093,000
                                                                                -------------    -------------

         Total liabilities                                                        203,353,638      206,102,134
                                                                                -------------    -------------

Commitments and contingencies (Note 6)

Shareholders' equity (Note 2 and 5):
  Serial preferred stock - no par value; 10,000,000 shares authorized, none
     issued                                                                                --               --
  Common stock - no par value; 30,000,000 shares authorized; issued and outstanding - 2,191,966 shares at March 31, 2006 and 2,191,883 shares at
     December 31, 2005                                                             18,333,290       18,332,290
  Retained earnings                                                                 4,856,847        4,122,088
  Accumulated other comprehensive loss, net of taxes (Note 5)                        (665,659)        (545,121)
                                                                                -------------    -------------

         Total shareholders' equity                                                22,524,478       21,909,257
                                                                                -------------    -------------

          Total liabilities and shareholders' equity                            $ 225,878,116    $ 228,011,391
                                                                                =============    =============


                  See notes to unaudited condensed consolidated financial statements.

                                   VALLEY COMMERCE BANCORP
                           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (UNAUDITED)


                                                                       For the Three Months
                                                                         Ended March 31,
                                                                     -----------------------
                                                                        2006          2005
                                                                     ----------   ----------
Interest Income:
  Interest and fees on loans                                         $3,209,583   $2,091,932
  Interest on investment securities:
     Taxable                                                            332,646      321,401
     Exempt from Federal income taxes                                   161,052       42,805
  Interest on Federal funds sold                                         98,975      123,505
                                                                     ----------   ----------

           Total interest income                                      3,802,256    2,579,643
                                                                     ----------   ----------

Interest Expense:
  Interest on deposits                                                  878,112      402,749
  Interest on borrowings                                                 95,792       98,260
   Interest on junior subordinated deferrable interest debentures        60,855       45,782
                                                                     ----------   ----------

           Total interest expense                                     1,034,759      546,791
                                                                     ----------   ----------

              Net interest income before provision for loan losses    2,767,497    2,032,852

Provision for Loan Losses                                                    --       31,000
                                                                     ----------   ----------

              Net interest income after provision for loan losses     2,767,497    2,001,852
                                                                     ----------   ----------

Non-Interest Income:
  Service charges                                                       125,838      123,824
  Mortgage loan brokerage fees                                           16,290       39,172
  Earnings on cash surrender value of life insurance policies            27,979       26,031
  Other                                                                  53,710       38,372
                                                                     ----------   ----------
           Total noninterest income                                     223,817      227,399
                                                                     ----------   ----------

Non-Interest Expense:
   Salaries and employee benefits                                     1,102,069      898,377
   Occupancy and equipment                                              216,278      174,993
   Other                                                                566,958      534,019
                                                                     ----------   ----------
           Total noninterest expense                                  1,885,305    1,607,389
                                                                     ----------   ----------

                Income before provision for income taxes              1,106,009      621,862

Provision for income taxes                                              378,000      240,000
                                                                     ----------   ----------

         Net income                                                  $  728,009   $  381,862
                                                                     ==========   ==========

Basic earnings per share (Notes 2 and 4)                             $     0.33   $     0.18
                                                                     ==========   ==========

Diluted earnings per share (Notes 2 and 4)                           $     0.31   $     0.17
                                                                     ==========   ==========

           See notes to unaudited condensed consolidated financial statements.

                                             VALLEY COMMERCE BANCORP
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                               For the Three Months
                                                                                                 Ended March 31,
                                                                                           ----------------------------
                                                                                               2006            2005
                                                                                           ------------    ------------
Cash Flows from Operating Activities:
    Net income                                                                             $    728,009    $    381,862
       Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                     --          31,000
       Decrease (increase) in deferred loan origination fees, net                               (22,928)         58,772
       Depreciation                                                                              57,389          46,167
       Amortization of intangibles                                                               15,634          15,634
       Dividends on Federal Home Loan Bank stock                                                (12,300)             --
       Amortization and accretion of investment securities, net                                 (35,003)         18,012
       Increase in cash surrender value of life insurance                                       (27,979)        (26,031)
       Stock-based compensation                                                                   6,750              --
       Increase (decrease) in accrued interest receivable and other assets                       35,995        (463,113)
       Increase in accrued interest payable and other liabilities                               209,597          73,259
                                                                                           ------------    ------------
            Net cash provided by operating activities                                           955,164         135,562
                                                                                           ------------    ------------

Cash Flows from Investing Activities:
       Proceeds from matured and called available-for-sale investment securities                500,000       1,500,000
       Purchases of available-for-sale investment securities                                 (3,284,951)    (11,353,641)
       Proceeds from principal repayments from available-for-sale government-guaranteed
       mortgage-backed securities                                                               472,334         477,544
       Redemption of Federal Home Loan Bank Stock                                               166,200              --
       Net decrease (increase) in loans                                                       5,040,674      (4,105,848)
       Purchase of premises and equipment                                                       (35,119)       (125,438)
                                                                                           ------------    ------------
            Net cash provided by (used in) investing activities                               2,859,138     (13,607,383)
                                                                                           ------------    ------------

                                              Continued on next page.

                                      VALLEY COMMERCE BANCORP
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                            (Continued)

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Cash Flows from Financing Activities:
     Net increase in demand, interest bearing and savings deposits   $    699,824    $  2,164,766
     Net (decrease) increase in time deposits                          (3,410,796)        589,342
     Proceeds from the issuance of stock                                       --       3,879,167
     Proceeds from exercised stock options                                  1,000              --
     Payments on Federal Home Loan Bank term advances                    (247,121)        (44,882)
                                                                     ------------    ------------
         Net cash (used in) provided by financing activities           (2,957,093)      6,588,393
                                                                     ------------    ------------

           Increase (decrease) in cash and cash equivalents               857,209      (6,883,428)
Cash and Cash Equivalents at Beginning of Year                         19,618,285      26,786,062
                                                                     ------------    ------------
Cash and Cash Equivalents at End of Period                           $ 20,475,494    $ 19,902,634
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest expense                                                $  1,074,219    $    269,546
     Income taxes                                                    $    350,000    $    455,000

Non-Cash Investing Activities:
   Net change in unrealized loss on available-for-sale securities    $   (121,620)   $   (663,085)

             See notes to unaudited condensed consolidated financial statements.

                             VALLEY COMMERCE BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the "Bank") (collectively, the "Company"). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The Company's investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp's (the "Company") consolidated financial position at March 31, 2006 and December 31, 2005, the results of its operations for the three-month periods ended March 31, 2006 and 2005, and changes in its cash flows for the three-month periods ended March 31, 2006 and 2005 have been included. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management has determined that because all of the commercial banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or the Bank.

2.       STOCK-BASED COMPENSATION

At March 31, 2006, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan, which is described below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment ("SFAS 123 (R)"), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123
(R). During the three-month periods ended March 31, 2006 and March 31, 2005, no options were awarded by the Company to its officers and directors. Results for prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123 (R), the Company's income before provision for income taxes and net income for the three months ended March 31, 2006 was $6,750 and $4,100, respectively, lower than if management had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.34 and $0.32, respectively, without the adoption of SFAS 123 (R) compared to $0.33 and $0.31, respectively, as reported.

SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.

The following table illustrates the pro forma effect on consolidated net income and earnings per share for the three months ended March 31, 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123:

                                                                       For the Three
                                                                       Months Ended
                                                                      March 31, 2005
                                                                    -----------------
 Net income as reported                                             $         381,862
 Deduct:  Total stock-based compensation expense determined
    under the fair value based method for all awards, net
    of related tax effects                                                     (7,000)
                                                                    -----------------
    Pro forma net income                                            $         374,862
                                                                    =================

Basic earnings per share - as reported                              $            0.18
                                                                    =================
Basic earnings per share - pro forma                                $            0.18
                                                                    =================

Diluted earnings per share - as reported                            $            0.17
                                                                    =================
Diluted earnings per share - pro forma                              $            0.17
                                                                    =================

3.       STOCK OPTION PLAN

The Valley Commerce Bancorp Amended and Restated Stock Option Plan ("Plan") was established in 1997. Under the plan, 364,123 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a one to five year period. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the activity of the plans is as follows:


                                                          For the Three Months Ended March 31, 2006
                                         ----------------------------------------------------------------------

                                                                              Weighted Average Aggregate Intrinsic
                                                           Weighted Average      Remaining         Value (in
                                             Shares         Exercise Price    Contractual Term     thousands)
                                         ---------------    ---------------   ----------------  ---------------

Incentive:
Options outstanding at January 1, 2006            35,750    $          8.53
  Options granted                                     --                 --
  Options exercised                                  (83)             12.09
  Options cancelled                                   --                 --
Options outstanding at March 31, 2006             35,667    $          8.53              7.02   $       434,505
Options vested or expected to vest at             30,221    $          7.99              7.92   $       384,411
March 31, 2006
Options exercisable at March 31, 2006             23,899    $          7.99              7.02   $       303,889
                                                                                                ---------------


Nonstatutory:
Options outstanding at January 1, 2006           203,751    $          7.12
  Options granted                                     --                 --
  Options exercised                                   --                 --
  Options cancelled                                   --                 --
Options outstanding at March 31, 2006            203,751    $          7.12              5.47   $     2,770,448
Options vested or expected to vest at
   March 31, 2006                                188,209    $          6.76              7.88   $     2,627,370
Options exercisable at March 31, 2006            188,209    $          6.76              5.47   $     2,626,508
                                         ===============                                        ===============

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at March 31, 2006. There were no options exercised during the quarter ended March 31, 2006. The total intrinsic value of options exercised during the quarter ended March 31, 2005 was $681. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $131,591 and $102,236, respectively.

There were no options granted in the quarters ended March 31, 2006 and 2005. The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 2% for the remaining non-vested options.

As of March 31, 2006, there was $73,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be realized over a weighted average period of 2.91 years and will be adjusted for subsequent changes in estimated forfeitures.

4.       EARNINGS PER SHARE COMPUTATION

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

                                                        For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                       2006           2005
                                                     -----------  ------------
Earnings Per Share:
  Basic earnings per share                           $      0.33  $       0.18
  Diluted earnings per share                         $      0.31  $       0.17
Weighted Average Number of Shares Outstanding:
  Basic shares                                         2,191,918     2,087,146
  Diluted shares                                       2,313,399     2,215,720

There were no options excluded from the computation of diluted earnings per share for the 2006 or 2005 periods as no options granted were identified as antidilutive.

5.       COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three-month periods ended March 31, 2006 and 2005 totaled $607,471 and ($21,895), respectively. Other comprehensive loss, comprised of net changes in unrealized gains and losses, net of taxes, on available-for-sale investment securities, totaled $120,538 and $403,757 for the three-month periods ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, accumulated other comprehensive loss totaled $665,659 and $545,121, respectively, and is reflected as a component of shareholders' equity.

6.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $51.8 million and $30.2 million and stand-by letters of credit of $1.4 million and $1.6 million at March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured. Agricultural loan commitments represent approximately 4% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 41% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 49% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The far value of the deferred liability related to the Company's stand-by letters of credit, which represents the fees received for issuing the guarantees, was not considered significant at March 31, 2006 or December 31, 2005. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

7.       NEW FINANCIAL ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 requires that a servicing asset or liability be recognized each time a contract to service a financial asset is entered into, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the subsequent measurement of servicing assets and servicing liabilities based on the amortization method or the fair value measurement method. SFAS 156 also permits a one-time reclassification of available-for-sale securities to trading securities provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in the fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. SFAS 156 will become effective as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted at the beginning of an entity's fiscal year provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions entered into on or after January 1, 2007. Management has not completed its evaluation of the impact of SFAS 156 but believes that the effect on the Company's financial position and results of operations will not be material.

8.       SUBSEQUENT EVENT

On February 21, 2006 the Company declared a 5% stock dividend payable on May 16, 2006 for all shareholders of record on April 28,2006. All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read together with the financial statements and notes thereto appearing in Item 1, Financial Statements, included in this Quarterly Report on Form 10-QSB.

Introduction

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank, a California state chartered bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest received on real estate related loans, commercial loans, and consumer loans and to a lesser extent fees from the brokerage of loans, interest on investment securities and fees for services provided to deposit customers. The Company's major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations. The Company does not currently conduct any operations other than through the Bank.

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

Overview

The Company earned net income of $728,000 or $0.31 per diluted share, for the quarter ended March 31, 2006, compared to $382,000, or $0.17 per diluted share, for the quarter ended March 31, 2005. The annualized quarterly return on average assets was 1.29% for 2006 and 0.80% for 2005. The annualized quarterly return on average shareholders' equity for 2006 and 2005 was 13.16% and 8.11%, respectively. The increase in earnings was related to the Company's continued strong growth and the positive impact of rising interest rates. These factors were partially offset by costs incurred to expand the Company's staff and facilities.

At March 31, 2006, the Company's total assets were $225.9 million, representing an increase of $33.2 million or 17% compared to March 31, 2005. Total loans, net of the allowance for loan losses, were $145.0 million at March 31, 2006, representing an increase of $26.1 million or 22% compared to March 31, 2005. Total deposits were $189.9 million at March 31, 2006, representing an increase of $30.7 million or 19% compared to March 31, 2005. Comparing March 31, 2006 and December 31, 2005 balances, total assets decreased by $2.1 million or 1%, total net loans decreased by $5.0 million or 3%, and total deposits decreased by $2.7 million or 1%. The decrease in net loans was due to scheduled repayments and to significant paydowns on loan participations purchased.

At March 31, 2006, the Company's leverage ratio was 11.4% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 15.3% and 16.4%, respectively. At December 31, 2005, the Company's leverage ratio was 10.8% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 14.8% and 15.9%, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at March 31, 2005 were 12.1%, 17.6% and 18.6%, respectively.

The following discussion and analysis sets forth certain financial and statistical information relating to the Company as of March 31, 2006, and December 31, 2005, and for the three-month periods ended March 31, 2006 and 2005.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Net Interest Income

Total interest income for the three-month period ended March 31, 2006 was $3.8 million, an increase of $1.2 million or 47% from the same period in 2005. The improvement was attributable to increased volume of average earning assets and to higher yields resulting from rising interest rates.

Average earning assets in the 2006 period increased by $32.0 million or 18% compared to the 2005 period. Average loans increased by $33.8 million or 29% due primarily to increased mortgage-real estate and mortgage-construction lending. In addition, average available-for-sale securities increased by $9.6 million or 23%, primarily in the area of municipal securities.

The weighted average taxable-equivalent yield on total interest-earning assets was 7.46% in the 2006 period compared to 5.89% in the 2005 period. The majority of the Company's loan portfolio was priced with floating interest rates and the Company was therefore positioned to benefit from the eight 25-basis point increases in the Federal funds rate (and in corresponding loan rate indexes such as the prime rate) that occurred during the 12-month period ended March 31, 2006.

Total interest expense for the three-month period ended March 31, 2006 was $1.0 million, an increase of $488,000 or 89% from the same period in 2005. Average interest-bearing liabilities in the 2006 period increased by $24.3 million or 22% compared to the 2005 period. This included an increase in average other interest-bearing deposits of $15.4 million or 27% and an increase in average time deposits of $9.2 million or 21%.

The average rate paid on interest-bearing liabilities was 3.06% in the 2006 period compared to 1.96% in the 2005 period. The increase in rates paid was attributable primarily to higher market interest rates on deposits. Increases in the interest rate on junior subordinated deferrable interest debentures, which is indexed to 3-month LIBOR, as well as the increase in volume of time deposits $100,000 or more also contributed to the overall increase in total interest expense.

Net interest income before provision for loan losses increased to $2.8 million for the 2006 period from $2.0 million for the 2005 period due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of $514,000, while the increase in interest rates caused net interest income to increase by $220,000.

The Company's net interest margin on a taxable equivalent basis increased 82 bps (from 4.65% to 5.47%) in the 2006 period compared to the 2005 period. As described in the preceding paragraphs, the improvement in net interest margin resulted from the favorable volume and yield variances on interest earning assets being of greater magnitude than the unfavorable volume and yield variances on interest bearing liabilities.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

                               Average balances and weighted average yields and rates
                               ------------------------------------------------------
                                                                          Quarters ended March 31,
                                                     ------------------------------------------------------------------
                                                                   2006                            2005
                                                     --------------------------------  --------------------------------
                                                                Interest    Average                 Interest   Average
                                                     Average     income/     yield/     Average      income/   Yield/
(dollars in thousands)                               Balance     Expense      Cost      Balance      Expense    cost
                                                     -------     -------      ----      -------      -------    ----
ASSETS
Federal funds sold                                   $  9,013   $     99        4.45%   $ 20,357   $    124        2.47%
Available-for-sale investment securities:
         Taxable                                       35,417        333        3.81%     37,737        321        3.45%
         Exempt from Federal income taxes (1)          16,699        161        5.92%      4,795         43        5.51%
                                                     --------   --------    --------    --------   --------    --------
    Total securities (1)                               52,116        494        4.49%     42,532        364        3.68%
Loans (2) (3)                                         150,050      3,209        8.67%    116,276      2,092        7.30%
                                                     --------   --------    --------    --------   --------    --------
      Total interest-earning assets (1)               211,179      3,802        7.46%    179,165      2,580        5.89%
Noninterest-earning assets, net of
   allowance for loan losses                           17,814                             15,661
                                                     --------                           --------
       Total assets                                  $228,993                           $194,826
                                                     ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Other interest-bearing                            $ 72,229   $    405        2.27%   $ 56,863   $    151        1.08%
   Time deposits less than $100,000                    19,545        166        3.44%     27,480        102        1.51%
   Time deposits $100,000 or more                      33,299        307        3.74%     16,193        150        3.76%
                                                     --------   --------    --------    --------   --------    --------
    Total interest-bearing deposits                   125,073        878        2.85%    100,536        403        1.63%
Federal Home Loan Bank advances                         9,054         96        4.30%      9,296         98        4.28%
Junior subordinated deferrable interest debentures      3,093         61        8.00%      3,093         46        6.03%
                                                     --------   --------    --------    --------   --------    --------
      Total interest-bearing liabilities              137,220      1,035        3.06%    112,925        547        1.96%
Noninterest-bearing deposits                           68,023                             59,313
Other liabilities                                       1,322                              3,438
                                                     --------                           --------
    Total liabilities                                 206,565                            175,676
Shareholders' equity                                   22,428                             19,150
                                                     --------                           --------
    Total liabilities and shareholders' equity       $228,993                           $194,826
                                                     ========                           ========
Net interest income and margin (1)                              $  2,767        5.47%              $  2,033        4.65%
                                                                ========    ========               ========    ========

(1) Interest income is not presented on a taxable-equivalent basis; however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $218 and $127 for 2006 and 2005, respectively.

Noninterest-bearing deposits remained a valuable source of funds in 2006. Average noninterest-bearing deposits totaled $68.0 million, representing 35% of average deposits during the 2006 period. During the 2005 period, average noninterest-bearing deposits were $59.3 million, representing 37% of average deposits.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2006 and 2005.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                       2006 period vs 2005 period
                                                  Increase (decrease) due to change in:
                                                     Average    Average
                                                      Volume    Rate (1)    Total
                                                     -------    -------    -------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                   $   (69)   $    44    $   (25)
Investment securities
     Taxable                                             (20)        32         12
     Exempt from Federal income taxes                    162        (44)       118
                                                     -------    -------    -------
       Total Securities                                  142        (12)       130
Loans                                                    608        509      1,117
                                                     -------    -------    -------
     Total interest income                           $   681    $   541    $ 1,222
                                                     -------    -------    -------

(Decrease) increase in interest expense:
Other interest bearing deposits                           41        213        254
Time deposits less than $100,000                         (29)        93         64
Time deposits $100,000 or more                           158         (1)       157
                                                     -------    -------    -------
     Total interest-bearing deposits                     170        305        475
Federal Home Loan Bank advances                           (3)         1         (2)
Junior subordinated deferrable interest debentures        --         15         15
                                                     -------    -------    -------
     Total interest expense                              167        321        488
                                                     -------    -------    -------
     Increase in net interest income                 $   514    $   220    $   734
                                                     =======    =======    =======

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

The allowance is established through a provision for loan losses which is charged to operations. The amount of the provision is dependent upon the allowance needed to maintain the adequacy of the allowance for loan losses based on loan growth, credit loss experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. No provision for loan losses was recorded for the three-month period ended March 31, 2006. For the three-month period ended March 31, 2005, the Company recorded a provision for loan losses of $31,000. Loan charge-offs and recoveries recorded during the 2006 period were not considered significant. The Company recorded no loan charge-offs or recoveries during the 2005 period.

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2006 and 2005 totaled $224,000 and $227,000, respectively, a decrease of $3,000 or 1%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------



                                         Quarter ended March 31,
                                         ----------------------  Increase
(in thousands)                               2006       2005    (Decrease)
                                           --------   --------   --------
Service charges                            $    126   $    124   $      2
Mortgage loan brokerage fees                     16         39        (23)
Earnings on cash surrender value of life
  insurance policies                             28         26          2
Other                                            54         38         16
                                           --------   --------   --------
     Total non-interest income             $    224   $    227   $    (3)
                                           ========   ========   ========

The decrease in non-interest income was due to a reduction in fees from mortgage loan underwriting caused by rising mortgage interest rates and decreased demand for this service.

Non-Interest Expense

Non-interest expense was $1.9 million in the first quarter of 2006 compared to $1.6 million in the first quarter of 2005, an increase of $278,000 or 17%. The increase was due primarily to increased employee-related costs associated with the Company's growth.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2006 and 2005:

                              Non-interest expense
                              --------------------

                                  Quarter ended March 31,
                                 -------------------------     Increase
(in thousands)                       2006         2005        (Decrease)
                                 -----------   -----------   -----------
Salaries and employee benefits   $     1,102   $       898   $       204
Occupancy and equipment                  216           175            41
Data processing                          107           103             4
Operations                               105            99             6
Professional and legal                    69            72            (3)
Advertising and business
  development                             50            53            (3)
Telephone and postal                      63            37            26
Supplies                                  38            43            (5)
Assessment and insurance                  24            36           (12)
Amortization expense                      15            16            (1)
Other expenses                            96            75            21
                                 -----------   -----------   -----------
     Total noninterest expense   $     1,885   $     1,607   $       278
                                 ===========   ===========   ===========

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2006 and 2005 was $378,000 and $240,000, respectively. The effective tax rate for these periods was 34.2%, and 38.6%, respectively. The decrease in effective tax rate was primarily due to increased investment in municipal securities which are exempt from Federal income taxes.

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities. In classifying its investments as available-for-sale. The Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders' equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

                Market value of securities available for sale
                ---------------------------------------------

                                               March 31, 2006
                             --------------------------------------------------
(in thousands)                Amortized   Unrealized   Unrealized       Fair
                                Cost         Gain         Loss          Value
                                ----         ----         ----          -----
U.S. government  agencies    $   20,867   $        5   $     (461)   $   20,411
Mortgage-backed securities       10,201           --         (340)        9,861
Municipal securities             18,000           54         (141)       17,913
Corporate debt securities         4,560           --         (128)        4,432
                             ----------   ----------   ----------    ----------
    Total                    $   53,628   $       59   $   (1,070)   $   52,617
                             ==========   ==========   ==========    ==========

                                               December 31, 2005
                             --------------------------------------------------
(in thousands)                Amortized   Unrealized   Unrealized       Fair
                                Cost         Gain         Loss          Value
                                ----         ----         ----          -----
U.S. government  agencies    $   21,389   $        6   $     (417)   $   20,978
Mortgage-backed securities        9,683           --         (293)        9,390
Municipal securities             15,640           53         (119)       15,574
Corporate debt securities         4,569           --         (120)        4,449
                             ----------   ----------   ----------    ----------

    Total                    $   51,281   $       59   $     (949)   $   50,391
                             ==========   ==========   ==========    ==========

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

Loans

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in  thousands)          March 31, 2006           December 31, 2005
                             ----------------------    ----------------------
Commercial                   $  36,131           25%   $  40,271           26%
Real estate - mortgage (1)      73,735           50       72,753           48
Real estate - construction      32,304           22       32,560           21
Agricultural                     3,209            2        4,432            3
Consumer and other               1,973            1        2,376            2
                             ---------    ---------    ---------    ---------
    Subtotal                   147,352          100%     152,392          100%
                                          =========                 =========
Deferred loan fees, net           (613)                     (635)
Allowance for loan losses       (1,766)                   (1,766)
                             ---------                 ---------
    Total loans, net         $ 144,973                 $ 149,991
                             =========                 =========

(1) Consists primarily of commercial mortgage loans.

Although real estate-construction loans accounted for a significant portion of the growth in the loan portfolio during the past 12 months, the primary focus of the lending division is commercial loans, including commercial mortgage loans. This focus is attributable to the rapidly growing commercial economy in the Company's lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the relatively low cost of real estate. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets. Nonperforming assets at March 31, 2006 and December 31, 2005 were $21,000 and were comprised entirely of nonaccrual loans.

Allowance for Loan Losses

The allowance for loan losses totaled $1.77 million or 1.20% of total loans at March 31, 2006. This compared to $1.43 million or 1.19% of total loans at March 31, 2005 and $1.77 million or 1.16% at December 31, 2005. In its periodic analysis of the allowance for loan losses, management determined that the allowance for loan losses is adequate at the described levels for the dates given. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                      Changes in allowance for loan losses
                      ------------------------------------

                                              Quarter ended March 31,
                                              -----------------------
(dollars in thousands)                          2006        2005
                                                ----        ----

Balance, beginning                            $  1,766    $  1,401
Provision for  loan losses                          --          31
Charge-offs                                         --          --
Recoveries                                          --          --
                                              --------    --------
Balance, ending                               $  1,766    $  1,432
                                              ========    ========

Net charge-offs (recoveries) to average
   loans outstanding                              0.00%       0.00%
Average loans outstanding                     $150,000    $116,743

Ending allowance to total loans outstanding       1.20%       1.19%

Deposits

Total deposits were $189.9 million as of March 31, 2006, a decrease of $2.7 million or 1% from the December 31, 2005 balance of $192.6 million. This decrease followed exceptionally high deposit growth in the fourth quarter of 2005 during which total deposits increased by $18.3 million or 11%.

Total deposits at March 31, 2006 and December 31, 2005 are summarized in the following table:

                                Deposit Portfolio
                                -----------------
(dollars in thousands)        March 31, 2006       December 31, 2005
                           -------------------    -------------------
Noninterest bearing        $ 66,586         35%   $ 75,419         39%
Interest bearing             73,082         39      63,549         33
Time deposits                50,202         26      53,613         28
                           --------   --------    --------   --------
          Total Deposits   $189,870        100%   $192,581        100%
                           ========   ========    ========   ========

The percentage of noninterest-bearing accounts at March 31, 2006, while still favorable, decreased from December 31, 2005 due in part to rising interest rates which caused some redeployment into interest-bearing accounts.

Borrowings

At March 31, 2006, long-term debt outstanding to the Federal Home Loan Bank of San Francisco (FHLB) was $8.9 million, a decrease from $9.3 million at December 31, 2005. This decrease was mostly due to $200,000 of indebtedness reaching maturity in March 2006. The remaining principal balance of long-term debt is scheduled to mature through January 2012. No new debt was incurred during this period from the FHLB or short-term unsecured borrowing arrangements with correspondent banks. The balance of junior subordinated deferrable interest debentures at March 31, 2006 remained unchanged from December 31, 2005 at $3.1 million.

Capital Resources

At March 31, 2006 and December 31, 2005, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a "well capitalized" institution.

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

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At March 31, 2006, and December 31, 2005, the entire $3.0 million was included in Tier 1 capital.

The Company did not pay stock dividends in 2005. On February 21, 2006, the Company's board of directors declared a 5% stock dividend to be paid on May 16, 2006 to shareholders of record on April 28,, 2006. All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend. The Company has not declared or paid cash dividends since inception. The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends in the foreseeable future.

The following table summarizes the Company's risk-based capital ratios as of March 31, 2006 and December 31, 2005:

                       Capital and capital adequacy ratios
                       -----------------------------------
                                                Quarter ended
                                                -------------
                                     March 31, 2006     December 31, 2005
                                     --------------     -----------------
(dollars in thousands)             Amount      Ratio   Amount       Ratio
                                   ------      -----   ------       -----
Leverage Ratio
--------------
Valley Commerce Bancorp
    And Subsidiary                $26,073      11.4%   $25,322      11.5%
Minimum regulatory requirement    $10,429       4.0%   $10,129       4.0%

Valley Business Bank              $25,722      11.2%   $24,927      11.3%
Minimum requirement for "Well-
    Capitalized" institution      $12,861       5.0%   $12,464       5.0%
Minimum regulatory requirement    $10,289       4.0%   $ 9,871       4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
    And Subsidiary                $26,073      15.3%   $25,322      14.8%
Minimum regulatory requirement    $ 6,810       4.0%   $ 6,836       4.0%

Valley Business Bank              $25,722      15.1%   $24,927      14.6%
Minimum requirement for "Well-
    Capitalized" institution      $10,209       6.0%   $10,242       6.0%
Minimum regulatory requirement    $ 6,809       4.0%   $ 6,828       4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
    And Subsidiary                $27,839      16.4%   $27,088      16.0%
Minimum regulatory requirement    $13,620       8.0%   $13,672       8.0%

Valley Business Bank              $27,488      16.2%   $26,693      15.6%
Minimum requirement for "Well-
    Capitalized" institution      $17,015      10.0%   $17,070      10.0%
Minimum regulatory requirement    $13,612       8.0%   $13,656       8.0%

Liquidity

Liquidity is the ability to provide funds to meet customers' loan and cash needs and to fund operations in a timely and cost effective manner. The Company's primary source of funds is deposits. On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed. During periods when deposit growth exceeds customer needs, funds are invested in investment securities to serve in a future source of funding as well as to generate additional yield.

The Company's sources of liquidity include short-term borrowing arrangements with the FHLB and correspondent banks, available-for-sale securities portfolio, Federal funds sold, and cash and due from banks.

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $51.8 million and $1.4 million, respectively, at March 31, 2006. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

The Company's strategic objectives include expanding through opening of "de novo" branches and loan production offices in the near term and acquiring branch offices from other institutions in the longer term. The addition of branch offices is expected to involve significant cash outlays; e.g., for buildings, improvements, equipment, and staffing expenses. The Company's planning efforts consider the impact of such cash outlays so that sufficient liquidity is maintained for both capital and operational needs.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no options granted or exercised during the first quarter of 2006.

(b) The Company did not repurchase any stock during the first quarter of 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 VALLEY COMMERCE BANCORP



Date: May 10, 2006               By:  /s/ Donald A. Gilles
                                      ----------------------------------------

                                     Donald A. Gilles

                                     President and Chief Executive Officer



Date: May 10, 2006               By:  /s/Roy O. Estridge
                                      ----------------------------------------

                                      Roy O. Estridge, Chief Financial Officer

                                  Exhibit Index


31.1         Rule 13a-14(a)/15d-14(a) Certification
31.2         Rule 13a-14(a)/15d-14(a) Certification
32.1         Section 1350 Certifications