Form 10QSB
period 2006-06-30
Valley Commerce Bancorp
filed 2006-08-15
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares outstanding of the issuer's Common Stock was 2,215,554 as of August 12, 2006.

Transitional Small Business Disclosure Format (check one)
Yes  |_|     No  |X|

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets (unaudited) at June 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Income (unaudited) for the Three and Six Month Periods ended June 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Month Periods ended June 30, 2006 and 2005
Notes to Condensed Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS
SIGNATURES
EXHIBIT INDEX

                                     PART I
                           Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-QSB including, but not limited to, those described in Item 2 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets, (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12) changes in laws and regulations; (13) recently issued accounting pronouncements; (14) government policies, regulations and their enforcement including Bank Secrecy Act - related matters, taxing statutes and regulation; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and
(17) management's ability to manage these and other risks. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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


ITEM 1 - FINANCIAL STATEMENTS

                                              VALLEY COMMERCE BANCORP
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (UNAUDITED)



                                                                                            June 30,       December 31,
                                                                                              2006            2005
                                                                                         -------------    -------------
Assets
------
Cash and due from banks                                                                  $  12,993,664    $  17,733,285
Federal funds sold                                                                           2,030,000        1,885,000
                                                                                         -------------    -------------
         Total cash and cash equivalents                                                    15,023,664       19,618,285

Available-for-sale investment securities                                                    55,565,000       50,391,000
Loans, less allowance for loan losses of $1,745,582 at June 30, 2006 and $1,766,115 at
   December 31, 2005                                                                       162,486,901      149,990,614
Bank premises and equipment, net                                                             1,219,547        1,223,316
Cash surrender value of bank-owned life insurance                                            2,835,482        2,781,169
Accrued interest receivable and other assets                                                 4,658,685        4,007,007
                                                                                         -------------    -------------
         Total assets                                                                    $ 241,789,279    $ 228,011,391
                                                                                         =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Noninterest-bearing                                                                    $  66,385,917    $  75,419,073
  Interest-bearing                                                                          75,344,045       63,549,104
  Time                                                                                      53,189,647       53,612,937
                                                                                         -------------    -------------
         Total deposits                                                                    194,919,609      192,581,114

Accrued interest payable and other liabilities                                               2,125,741        1,288,400
Short-term debt                                                                             10,000,000               --
Long-term debt                                                                               8,844,800        9,139,620
Junior subordinated deferrable interest debentures                                           3,093,000        3,093,000
                                                                                         -------------    -------------
         Total liabilities                                                                 218,983,150      206,102,134
                                                                                         -------------    -------------

Commitments and contingencies (Note 7)

Shareholders' equity (Note 2 and 5):
  Serial preferred stock - no par value; 10,000,000 shares authorized, none issued Common stock - no par value; 30,000,000 shares authorized; issued and outstanding -
     2,191,710 shares at June 30, 2006 and 2,191,627 shares at December 31, 2005            20,380,270       18,332,290
Retained earnings                                                                            3,477,631        4,122,088
Accumulated other comprehensive loss, net of taxes (Note 5)                                 (1,051,772)        (545,121)
                                                                                         -------------    -------------
         Total shareholders' equity                                                         22,806,129       21,909,257
                                                                                         -------------    -------------
         Total liabilities and shareholders' equity                                      $ 241,789,279    $ 228,011,391
                                                                                         =============    =============

                                See notes to unaudited condensed consolidated financial statements.



                                              VALLEY COMMERCE BANCORP
                                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                    (UNAUDITED)


                                                                        For the Three Months         For the Six Months
                                                                           Ended June 30,              Ended June 30,
                                                                    --------------------------   --------------------------
                                                                        2006           2005          2006           2005
                                                                    -----------    -----------   -----------    -----------
Interest Income:
  Interest and fees on loans                                        $ 3,421,858    $ 2,433,804   $ 6,631,441    $ 4,525,736
  Interest on investment securities:
     Taxable                                                            345,097        387,902       677,743        709,303
     Exempt from Federal income taxes                                   176,332         53,163       337,384         95,968
  Interest on Federal funds sold                                         34,969         47,729       133,944        171,234
                                                                    -----------    -----------   -----------    -----------
       Total interest income                                          3,978,256      2,922,598     7,780,512      5,502,241
                                                                    -----------    -----------   -----------    -----------

Interest Expense:
  Interest on deposits                                                  952,360        454,885     1,830,472        857,634
  Interest on short-term borrowings                                      70,515             --        70,515             --
  Interest on long-term borrowings                                       95,053         98,479       190,845        196,739
  Interest on junior subordinated deferrable interest debentures         65,185         50,108       126,040         95,890
                                                                    -----------    -----------   -----------    -----------
       Total interest expense                                         1,183,113        603,472     2,217,872      1,150,263
                                                                    -----------    -----------   -----------    -----------

           Net interest income before provision for loan losses       2,795,143      2,319,126     5,562,640      4,351,978

Provision for loan losses                                                    --        181,000            --        212,000
                                                                    -----------    -----------   -----------    -----------
           Net interest income after provision for loan losses        2,795,143      2,138,126     5,562,640      4,139,978
                                                                    -----------    -----------   -----------    -----------

Non-Interest Income:
  Service charges                                                       136,072        134,349       261,910        258,173
  Loss on sale of available-for-sale investment securities, net         (52,737)            --       (52,737)            --
  Mortgage loan brokerage fees                                           25,694         30,265        41,984         69,437
  Earnings on cash surrender value of life insurance policies            26,334         25,906        54,313         51,937
  Other                                                                  48,917         47,416       102,627         85,788
                                                                    -----------    -----------   -----------    -----------
       Total non-interest income                                        184,280        237,936       408,097        465,335
                                                                    -----------    -----------   -----------    -----------

Non-Interest Expense:
   Salaries and employee benefits                                     1,027,579        866,735     2,129,648      1,765,112
   Occupancy and equipment                                              213,798        178,366       430,076        353,359
   Other                                                                711,029        569,180     1,277,986      1,103,199
                                                                    -----------    -----------   -----------    -----------
       Total non-interest expense                                     1,952,406      1,614,281     3,837,710      3,221,670
                                                                    -----------    -----------   -----------    -----------

           Income before provision for income taxes                   1,027,017        761,781     2,133,027      1,383,643

Provision for income taxes                                              362,000        293,000       740,000        533,000
                                                                    -----------    -----------   -----------    -----------

       Net income                                                   $   665,017    $   468,781   $ 1,393,027    $   850,643
                                                                    ===========    ===========   ===========    ===========

Basic earnings per share (Notes 2 and 4)                            $      0.30    $      0.22   $      0.64    $      0.40
                                                                    ===========    ===========   ===========    ===========

Diluted earnings per share (Notes 2 and 4)                          $      0.28    $      0.21   $      0.60    $      0.38
                                                                    ===========    ===========   ===========    ===========

                            See notes to unaudited condensed consolidated financial statements.


                                               VALLEY COMMERCE BANCORP
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                              For the Six Months
                                                                                               Ended June 30,
                                                                                        ----------------------------
                                                                                            2006            2005
                                                                                        ------------    ------------
Cash Flows from Operating Activities:
    Net income                                                                          $  1,393,027    $    850,643
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     --         212,000
    Increase in deferred loan origination fees, net                                            4,517         125,044
    Depreciation                                                                             115,658          92,725
    Amortization of intangibles                                                               31,269          31,269
    Loss on sale of available-for-sale investment securities, net                            (52,737)             --
    Dividends on Federal Home Loan Bank stock                                                (24,000)        (12,600)
    Amortization and accretion of investment securities, net                                 178,745         317,645
    Increase in cash surrender value of bank-owned life insurance                            (54,313)        (51,937)
    Stock-based compensation expense                                                          14,500              --
    Deferred tax benefit stock-based compensation                                             (2,516)             --
    Decrease in accrued interest receivable and other assets                                (422,830)       (216,454)
    Increase in accrued interest payable and other liabilities                               837,342          93,190
                                                                                        ------------    ------------
             Net cash provided by operating activities                                     2,018,662       1,441,525
                                                                                        ------------    ------------

Cash Flows from Investing Activities:
    Proceeds from matured and called available-for-sale investment securities                655,000       2,500,000
    Proceeds from sales of available-for-sale investment securities                        2,752,737              --
    Purchases of available-for-sale investment securities                                (10,472,291)    (16,748,008)
    Proceeds from principal repayments from available-for-sale
            mortgage-backed securities                                                     1,010,893       1,094,842
    Redemption (purchase) of Federal Home Loan Bank Stock                                     13,400        (125,600)
    Net increase in loans                                                                (12,500,804)    (17,497,293)
    Purchase of premises and equipment                                                      (111,889)       (160,360)
                                                                                        ------------    ------------
            Net cash used in investing activities                                        (18,652,954)    (30,936,419)
                                                                                        ------------    ------------

                                               Continued on next page.


                                       VALLEY COMMERCE BANCORP
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
                                             (Continued)

                                                                               For the Six Months
                                                                                Ended June 30,
                                                                         ----------------------------
                                                                              2006            2005
                                                                         ------------    ------------
Cash Flows from Financing Activities:
     Net increase in noninterest-bearing and interest-bearing deposits   $  2,761,785    $ 11,365,562
     Net decrease in time deposits                                           (423,290)     (1,640,462)
     Proceeds from the issuance of stock                                           --       3,880,320
     Proceeds from exercised stock options                                      1,000              --
     Proceeds from Federal Home Loan Bank short-term advances              10,000,000              --
     Payments on Federal Home Loan Bank term advances                        (294,820)        (90,313)
     Cash paid to repurchase fractional shares                                 (5,004)             --
                                                                         ------------    ------------
         Net cash provided by financing activities                         12,039,671      13,515,107
                                                                         ------------    ------------

           Decrease in cash and cash equivalents                           (4,594,621)    (15,979,787)
Cash and Cash Equivalents at Beginning of Year                             19,618,285      26,786,062
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period                               $ 15,023,664    $ 10,806,275
                                                                         ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest expense                                                    $  2,230,418    $  1,106,211
     Income taxes                                                        $  1,255,000    $    480,000

Non-Cash Investing Activities:
   Net change in unrealized loss on available-for-sale securities        $   (753,653)   $   (121,521)


                    See notes to condensed unaudited consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the "Bank") (collectively, the "Company"). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The Company's investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp's (the "Company") consolidated financial position at June 30, 2006 and December 31, 2005, the results of its operations for the three and six-month periods ended June 30, 2006 and 2005, and changes in its cash flows for the six-month periods ended June 30, 2006 and 2005 have been included. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

On February 1, 2006 the Company declared a 5% stock dividend payable on May 16, 2006 for all shareholders of record on April 28, 2006. All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

2.       STOCK-BASED COMPENSATION

At June 30, 2006, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan, which is described below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment ("SFAS 123(R)"), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). During the six-month period ended June 30, 2006, 10,000 options were awarded by the Company to a recently appointed director. No other options were awarded during the six-month period ended June 30, 2006. No options were awarded during the six-month period ended June 30, 2005. Prior periods have not been restated to reflect the results of operations in 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123.

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

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the six months ended June 30, 2006 was $14,500 and $11,984 respectively, lower than if management had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six month period ended June 30, 2006 would have been $0.64 and $0.61, respectively, without the adoption of SFAS 123(R) compared to $0.64 and $0.60, respectively, as reported. Basic and diluted earnings per share for the three month period ended June 30, 2006 would have been $.030 and $0.28, respectively, without the adoption of SFAS 123(R) compared to $0.31 and $0.29, respectively, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits for the three and six months ended June 30, 2006 were not significant for the Company.

The following table illustrates the pro forma effect on consolidated net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123:

                                                  For the Three Months   For the Six Months
                                                     Ended June 30,        Ended June 30,
                                                    ---------------       ---------------
                                                          2005                 2005
                                                    ---------------       ---------------

Net income as reported                              $       468,781       $       850,643
Deduct: Total stock-based compensation expense
     determined under the fair value based method
     for all awards, net of related tax effects              (5,742)              (11,484)
                                                    ---------------       ---------------
     Pro forma net income                           $       463,039       $       839,159
                                                    ===============       ===============

Basic earnings per share - as reported              $          0.22       $          0.40
                                                    ===============       ===============
Basic earnings per share - pro forma                $          0.22       $          0.39
                                                    ===============       ===============

Diluted earnings per share - as reported            $          0.21       $          0.38
                                                    ===============       ===============
Diluted earnings per share - pro forma              $          0.20       $          0.37
                                                    ===============       ===============

3.       STOCK OPTION PLAN

The Valley Commerce Bancorp Amended and Restated Stock Option Plan ("Plan") was established in 1997. Under the plan, 364,022 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a one to five year period. The Company issues new shares of common stock upon the exercise of stock options.

A summary of the activity of the Plan is as follows:

                                                            For the Six Months Ended June 30, 2006
                                         -------------------------------------------------------------------------

                                                                             Weighted Average
                                                           Weighted Average     Remaining      Aggregate Intrinsic
                                             Shares         Exercise Price   Contractual Term  Value (in thousands)
                                         ---------------    ---------------  ----------------  -------------------
Incentive:
Options outstanding at January 1, 2006            35,728    $          8.53
  Options granted                                     --                 --
  Options exercised                                  (83)             12.09
  Options cancelled                                   --                 --
                                         ---------------    ---------------
Options outstanding at June 30, 2006              35,645               8.53        6.80 years   $       400,958
Options vested or expected to vest at
    June 30, 2006                                 30,199              12.09        7.67 years           232,199
Options exercisable at June 30, 2006              23,891               7.99        6.80 years           281,567

Nonstatutory:
Options outstanding at January 1, 2006           203,751    $          7.12
  Options granted                                 10,000              19.50
  Options exercised                                   --                 --
  Options cancelled                                   --                 --
                                         ---------------    ---------------
Options outstanding at June 30, 2006             213,751               7.70        5.55 years   $     2,582,926
Options vested or expected to vest at
    June 30,2006                                 213,751              13.09        8.08 years         1,429,944
Options exercisable at June 30, 2006             190,209               6.89        5.35 years         2,451,227


The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at June 30, 2006. There were 83 options exercised during the period ended June 30, 2006. The total intrinsic value of options exercised during the period ended June 30, 2005 was $681. The total fair value of shares vested during the period ended June 30, 2006 and 2005 was $165,242 and $101,092, respectively.

There were 10,000 non-statutory options granted in the period ended June 30, 2006 and no options granted in the period ended June 30, 2005. The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 2% for the remaining non-vested options.

As of June 30, 2006, there was $114,548 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be realized over a weighted average period of 2.42 years and will be adjusted for subsequent changes in estimated forfeitures.

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


                                                      For the Three Months             For the Six Months
                                                         Ended June 30,                  Ended June 30,
                                                 -----------------------------   -----------------------------
                                                     2006             2005            2006            2005
                                                 -------------   -------------   -------------   -------------
Earnings Per Share:
  Basic earnings per share                       $        0.30   $        0.22   $        0.64   $        0.40
  Diluted earnings per share                     $        0.28   $        0.21   $        0.60   $        0.38
Weighted Average Number of Shares Outstanding:
  Basic shares                                       2,191,710       2,139,804       2,191,686       2,139,804
  Diluted shares                                     2,338,208       2,268,307       2,337,623       2,268,307


There were no options excluded form the computation of diluted earnings per share for the 2006 or 2005 periods as no options granted were identified as antidilutive.

5.       COMPREHENSIVE INCOME

Total comprehensive income for the six-month periods ended June 30, 2006 and 2005 totaled $886,376 and $776,986, respectively. Comprehensive income was comprised of net income for the respective periods and the net increase in unrealized losses, net of taxes, on available-for-sale investment securities, which totaled $506,651 and $73,657 for the six-month periods ended June 30, 2006 and 2005, respectively. Total comprehensive income for three-month periods ended June 30, 2006 and 2005 totaled $278,904 and $798,881, respectively. Comprehensive income was comprised of net income for the respective periods and the net increase (decrease) in unrealized losses, net of taxes, on available-for-sale investment securities, of $386,113 and $(330,100) for the three-month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, accumulated other comprehensive loss, net of taxes, totaled $1,051,772 and $545,121, respectively, and was a component of shareholders' equity.

6.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $51.3 million and $30.2 million and letters of credit of $1.7 million and $1.6 million at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured. Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 40% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 49% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. Stand-by letters of credit are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value. The fair value of the liability related to the Company's stand-by letters of credit which represents the fees received for issuing the guarantee, was not considered significant at June 30, 2006 or December 31, 2005. The Company recognizes these fees as revenue over the term of the commitment or where the commitment is used.

7. RECENT ACCOUNTING DEVELOPMENTS

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact that FIN 48 will have.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Overview

The Company earned net income of $1,393,000 or $0.60 per diluted share, for the six-month period ended June 30, 2006, compared to $851,000, or $0.38 per diluted share, for the period ended June 30, 2005. The annualized return on average assets was 1.22% for 2006 and 0.87% for 2005. The annualized return on average shareholders' equity for 2006 and 2005 was 12.42% and 8.65%, respectively. The Company's consolidated second quarter 2006 net income totaled $665,000, or $.28 per diluted share, compared to $469,000 or $.21 per diluted share achieved in the second quarter of 2005. The increase in earnings was related to the Company's continued strong loan growth and the positive impact of rising interest rates on net interest income. These factors were partially offset by costs incurred to expand the Company's staff and facilities.

At June 30, 2006, the Company's total assets were $241.8 million, representing an increase of $41.4 million or 21% compared to June 30, 2005. Total loans, net of the allowance for loan losses, were $162.5 million at June 30, 2006, representing an increase of $30.5 million or 23% compared to June 30, 2005. Total deposits were $194.9 million at June 30, 2006, representing an increase of $28.8 million or 17% compared to June 30, 2005. Comparing June 30, 2006 and December 31, 2005 balances, total assets increased by $13.8 million or 6%, total net loans increased by $12.5 million or 8%, and total deposits decreased by $2.3 million or 1%.

At June 30, 2006, the Company's leverage ratio was 11.6% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 14.3% and 15.2%, respectively. At December 31, 2005, the Company's leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 14.8 % and 16.0 %, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at June 30, 2005 were 12.0 %, 16.4 % and 17.5 %, respectively.

The following discussion and analysis sets forth certain financial and statistical information relating to the Company as of June 30, 2006, and December 31, 2005, and for the three and six-month periods ended June 30, 2006 and 2005.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Net Interest Income

Total interest income for the six-month period ended June 30, 2006 was $7.8 million, an increase of $2.3 million or 41% from the same period in 2005. The improvement was attributable to increased volume of average earning assets, primarily in loans, and to higher yields resulting from rising interest rates.

Average earning assets in the 2006 period increased by $31.5 million or 17% compared to the 2005 period. Average loans increased by $31.9 million or 26% due primarily to increased mortgage-real estate and mortgage-construction lending. In addition, average available-for-sale securities increased by $7.1 million or 16% while Federal funds sold decreased by $7.5 million or 56%.

The weighted average taxable-equivalent yield on total interest-earning assets was 7.57% in the 2006 period compared to 6.21% in the 2005 period. The majority of the Company's loan portfolio was priced with floating interest rates and the Company was therefore positioned to benefit from the eight 25-basis point increases in the Federal funds rate (and in corresponding loan rate indexes such as the prime rate) that occurred during the 12-month period ended June 30, 2006.

Total interest expense for the six-month period ended June 30, 2006 was $2.2 million, an increase of $1.1 million or 93% from the same period in 2005. Average interest-bearing liabilities in the 2006 period increased by $23.2 million or 20% compared to the 2005 period. This included an increase in average other interest-bearing deposits of $12.4 million or 21% and an increase in average time deposits of $8.3 million or 19%.

The average rate paid on interest-bearing liabilities was 3.24% in the 2006 period compared to 2.02% in the 2005 period. The increase in rates paid was attributable primarily to higher market interest rates on deposits. Increases in the interest rate on junior subordinated deferrable interest debentures, which is indexed to 3-month LIBOR, as well as the increase in volume of time deposits $100,000 or more and other interest bearing liabilities also contributed to the overall increase in total interest expense.

Net interest income before provision for loan losses increased $1.2 million to $5.6 million for the 2006 period from $4.4 million for the 2005 period due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of $1.1 million, while the increase in market interest rates caused net interest income to increase by $85,000.


The Company's net interest margin on a taxable equivalent basis increased 54 bps (from 4.92% to 5.46%) in the 2006 period compared to the 2005 period. As described in the preceding paragraphs, the improvement in net interest margin resulted from the favorable volume and yield variances on interest earning assets being of greater magnitude than the unfavorable volume and yield variances on interest bearing liabilities.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated (average balances are based on daily averages):

             Average balances and weighted average yields and rates
             ------------------------------------------------------

                                                                           Six Months ended June 30,
                                                     -----------------------------------------------------------------
                                                                   2006                             2005
                                                     -------------------------------   -------------------------------
                                                                Interest    Average               Interest    Average
                                                      Average    income/    yield/      Average    income/     yield/
(dollars in thousands)                                Balance    Expense     Cost       Balance    Expense     Cost
                                                      -------    -------     ----       -------    -------     ----
ASSETS
Federal funds sold                                   $  5,940   $    134       4.55%   $ 13,461   $    171       2.56%
Available-for-sale investment securities:
         Taxable                                       35,332        678       3.87%     40,272        709       3.55%
         Non-taxable (1)                               16,842        337       6.11%      4,753         96       6.17%
                                                     --------   --------   --------    --------   --------   --------
    Total securities (1)                               52,174      1,015       4.59%     45,025        805       3.83%
Loans (2) (3)                                         153,654      6,632       8.70%    121,792      4,526       7.49%
                                                     --------   --------   --------    --------   --------   --------
      Total interest-earning assets (1)               211,768      7,781       7.57%    180,278      5,502       6.21%
                                                     --------                          --------

Noninterest-earning assets, net of allowance for
   loan losses                                         17,818                            16,796
                                                     --------                          --------
       Total assets                                  $229,586                          $197,074
                                                     ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                  $ 71,704   $    880       2.47%   $ 59,315   $    341       1.16%
   Time deposits less than $100,000                    19,157        337       3.55%     19,612        211       2.17%
   Time deposits $100,000 or more                      32,259        613       3.83%     23,494        306       2.63%
                                                     --------   --------   --------    --------   --------   --------
   Total interest-bearing deposits                    123,120      1,830       3.00%    102,421        858       1.69%
Short-term debt                                         2,810         71       5.10%         --         --         --
Long-term debt                                          8,959        191       4.30%      9,292        196       4.25%
Junior subordinated deferrable interest debentures      3,093        126       8.21%      3,093         96       6.26%
                                                     --------   --------   --------    --------   --------   --------
      Total interest-bearing liabilities              137,982      2,218       3.24%    114,806      1,150       2.02%

Noninterest bearing deposits                           67,557                            59,865
Other liabilities                                       1,428                             2,507
                                                     --------                          --------
    Total liabilities                                 206,967                           177,178
Shareholders' equity                                   22,619                            19,896
                                                     --------                          --------
    Total liabilities and shareholders' equity       $229,586                          $197,074
                                                     ========                          ========

Net interest income and margin (1)                              $  5,563   $   5.46%              $  4,352   $   4.92%
                                                                ========   ========               ========   ========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $488 and $263 for 2006 and 2005, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2006 and 2005. Changes not solely attributable to volume or rates have been allocated to the rate components.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                              2006 period vs. 2005 period
                                                         Increase (decrease) due to change in:
                                                       Average         Average
                                                        Volume         Rate (1)         Total
                                                     ------------    ------------    ------------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                   $        (96)   $         59    $        (37)
Investment securities
     Taxable                                                  (87)             56             (31)
     Exempt from Federal income taxes                         369            (128)            241
                                                     ------------    ------------    ------------
     Total securities                                         282             (72)            210
Loans                                                       1,184             922           2,106
                                                     ------------    ------------    ------------
     Total interest income                           $      1,370    $        909    $      2,279

(Decrease) increase in interest expense:
Other interest bearing deposits                                71             468             539
Time deposits less than $100,000                               (5)            131             126
Time deposits $100,000 or more                                114             193             307
                                                     ------------    ------------    ------------
     Total interest-bearing deposits                          180             792             972
Short-term debt                                                71              --              71
Long-term debt                                                 (7)              2              (5)
Junior subordinated deferrable interest debentures             --              30              30
                                                     ------------    ------------    ------------
     Total interest expense                                   244             824           1,068
                                                     ------------    ------------    ------------
     Increase in net interest income                 $      1,126    $         85    $      1,211
                                                     ============    ============    ============

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

The allowance is established through a provision for loan losses which is charged to operations. The amount of the provision is dependent upon the allowance needed to maintain the adequacy of the allowance for loan losses based on loan growth, credit loss experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. Based upon management's assessment of the adequacy of the allowance for loan losses and improved credit quality of the loan portfolio, no loan loss provision has been recorded during 2006. For the six-month period ended June 30, 2005, the Company recorded a provision for loan losses of $212,000. There were $21,000 in loan charge-offs and no recoveries recorded during the 2006 period. The Company recorded no loan charge-offs or recoveries during the 2005 period.

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2006 and 2005 totaled $408,000 and $465,000, respectively, a decrease of $57,000 or 12%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------

                                               Six Months ended June 30,
                                               -------------------------   ----------
(in thousands)                                                              Increase
                                                  2006          2005       (Decrease)
                                               -----------    ----------   ----------
Service charges                                $       262    $      258   $        4
Loss on sale of available-for-sale investment
securities                                             (53)           --          (53)
Mortgage loan brokerage fees                            42            69          (27)
Earnings on cash surrender value of life
insurance policies                                      54            52            2
Other                                                  103            86           17
                                               -----------    ----------   ----------
     Total non-interest income                 $       408    $      465   $      (57)
                                               ===========    ==========   ==========

Second quarter 2006 non-interest income was reduced by a $53,000 loss on sale of investment securities resulting from one-time transactions intended to restructure the duration of the portfolio and a reduction in mortgage loan brokerage fees from reduced activity caused by rising interest rates. The increase in other non-interest income was due to higher FHLB dividend income stemming from higher use of FHLB borrowing lines.

Non-Interest Expense

Non-interest expense was $3,837,000 million for the six-month period ended June 30, 2006 compared to $3,222,000 million for the six-month period ended June 30, 2005, an increase of $615,000 or 19%. The increase was due primarily to increased employee related costs associated with the Company's growth.

The components of non-interest expense for the six-month periods ended June 30, 2006 and 2005 were as follows:

                              Non-interest expense
                              --------------------

                                       Six Months ended June 30,
                                       -------------------------   ----------
(in thousands)                                                      Increase
                                           2006          2005      (Decrease)
                                       -----------   -----------   ----------
Salaries and employee benefits               2,130         1,765   $      365
Occupancy and equipment                        430           353           77
Data processing                                225           207           18
Operations                                     215           194           21
Professional and legal                         172           157           15
Advertising and business development           156           117           39
Telephone and postal                           110            79           31
Supplies                                        94            95           (1)
Assessment and insurance                        51            70          (19)
Amortization expense                            31            31           --
Other expenses                                 223           154           69
                                       -----------   -----------   ----------
     Total non-interest expense        $     3,837   $     3,222   $      615
                                       ===========   ===========   ==========

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2006 and 2005 was $740,000 and $533,000, respectively. The effective tax rates for these periods were 34.7%, and 38.5%, respectively. The tax rate decrease for the 2006 period was due primarily to an increase in non-taxable income from municipal securities.

Results of Operations for the Three Months Ended June 30, 2006

Net Interest Income

Total interest income for the three-month period ended June 30, 2006 was $4.0 million, an increase of $1.1 million or 36% from the same period in 2005. Average earning assets in the 2005 period increased by $30.6 million or 17% compared to the 2005 period due to increases in average loans of $30.0 million or 24% and in average available-for-sale securities of $4.4 million or 9%, which was offset by a decrease in average Federal funds sold of $3.7 million or 6%.

The weighted average tax-equivalent yield on total interest-earning assets was 7.65% in the 2006 period compared to 6.48% in the 2005 period. The increase in average yield was attributable to higher average yields for Federal funds sold, available-for-sale investment securities, and loans in the 2006 period due to increases in the Federal funds rate and short and medium-term market interest rates in general.

Total interest expense for the three-month period ended June 30, 2006 was $1.2 million, an increase of $580,000 or 96% from the same period in 2005. Average interest-bearing liabilities in the 2006 period increased by $22.1 million or 19% compared to the 2005 period due to increases in average interest-bearing deposits of $9.4 million or 15% and average time deposits of $7.5 million or 18%, and average short-term debt of $5.6 million.

The average rate paid on interest-bearing liabilities was 3.41% in the 2006 period compared to 2.08% in the 2005 period. The increase in rates paid was attributable to increased interest rates for deposits and increases in the three-month LIBOR rate, which is the index for subordinated interest debentures.

Net interest income before provision for loan losses increased $476,000 to $2.8 million for the 2006 period from $2.3 million for the 2005 period due to the factors described above. Increased volume of net average earning assets resulted in an increase in the Company's net interest income of approximately $496,000, while the increase in market interest rates caused net interest income to decrease by approximately $20,000.

The Company's net interest margin increased 28 bps (from 5.15% to 5.43%) in the 2006 period compared to the 2005 period. The increase in net interest margin was generally attributable to the impact of rising interest rates on loan yields since the majority of loans in the Company's loan portfolio have adjustable interest rates.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated (average balances are based on daily averages):

             Average balances and weighted average yields and rates
             ------------------------------------------------------

                                                                            Three Months ended June 30,
                                                        -----------------------------------------------------------------
                                                                      2006                             2005
                                                        -------------------------------   -------------------------------
                                                                   Interest    Average               Interest    Average
                                                         Average    income/    yield/      Average    income/     yield/
(dollars in thousands)                                   Balance    Expense     Cost       Balance    Expense     Cost
                                                         -------    -------     ----       -------    -------     ----
ASSETS
Federal funds sold                                      $  2,900   $     35       4.84%   $  6,640   $     48       2.90%
Available-for-sale investment securities:
         Taxable                                          35,679        345       3.88%     42,980        388       3.62%
         Non-taxable (1)                                  17,455        176       6.13%      5,793         53       5.56%
                                                        --------   --------   --------    --------   --------   --------
    Total securities (1)                                  53,134        521       4.62%     48,773        441       3.85%
Loans (2) (3)                                            157,219      3,422       8.73%    127,248      2,434       7.67%
                                                        --------   --------   --------    --------   --------   --------
      Total interest-earning assets (1)                  213,253      3,978       7.65%    182,661      2,923       6.48%
                                                        --------                          --------

Noninterest-earning assets, net of allowance for loan
   losses                                                 16,919                            16,639
                                                        --------                          --------
       Total assets                                     $230,172                          $199,300
                                                        ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                     $ 71,184   $    475       2.68%   $ 61,740   $    190       1.23%
   Time deposits less than $100,000                       18,773        171       3.65%     19,416        109       2.25%
   Time deposits $100,000 or more                         31,231        306       3.93%     23,130        156       2.71%
                                                        --------   --------   --------    --------   --------   --------
   Total interest-bearing deposits                       121,188        952       3.15%    104,286        455       1.75%
Short-term debt                                            5,588         71       5.10%         --         --         --
Long-term debt                                             8,865         95       4.30%      9,288         99       4.29%
Junior subordinated deferrable interest debentures         3,093         65       8.43%      3,093         50       6.48%
                                                        --------   --------   --------    --------   --------   --------
      Total interest-bearing liabilities                 138,734      1,183       3.42%    116,667        604       2.08%
                                                                   --------                          --------

Noninterest bearing deposits                              67,096                            60,411
Other liabilities                                          1,534                             1,588
                                                        --------                          --------
    Total liabilities                                    207,364                           178,666
Shareholders' equity                                      22,808                            20,634
                                                        --------                          --------
    Total liabilities and shareholders' equity          $230,172                          $199,300
                                                        ========                          ========

Net interest income and margin (1)                                 $  2,795       5.43%              $  2,319       5.15%
                                                                   ========    ========              ========   ========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $222 and $144 for 2006 and 2005, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2006 and 2005. Changes not solely attributable to volume or rates have been allocated to the rate components.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                          2006 period vs. 2005 period
                                                     Increase (decrease) due to change in:
                                                      Average      Average
                                                      Volume       Rate (1)      Total
                                                     ---------    ---------    ---------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                   $     (27)   $      14    $     (13)
Investment securities
         Taxable                                           (66)          23          (43)
         Non-taxable                                       162          (39)         123
                                                     ---------    ---------    ---------
         Total securities                                   96          (16)          80
Loans                                                      573          415          988
                                                     ---------    ---------    ---------
     Total interest income                                 642          413        1,055

(Decrease) increase in interest expense:
Savings and interest-bearing deposits                       29          256          285
Time deposits less than $100,000                            (4)          66           62
Time deposits $100,000 or more                              55           95          150
                                                     ---------    ---------    ---------
              Total interest-bearing deposits               80          417          497
Short-term debt                                             71           --           71
Long-term debt                                              (5)           1           (4)
Junior subordinated deferrable interest debentures          --           15           15
                                                     ---------    ---------    ---------
     Total interest expense                                146          433          579
                                                     ---------    ---------    ---------
     Increase in net interest income                 $     496    $     (20)   $     476
                                                     =========    =========    =========

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

Based upon management's assessment of the adequacy of the allowance for loan losses and improved credit quality of the loan portfolio, no loan loss provision has been recorded during 2006. For the three-month period ended June 30, 2005, the Company recorded a provision for loan losses of $181,000. The company recorded $21,000 of net loan charge offs during the 2006 period and $2,000 of net loan charge-offs during the 2005 period. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2006 and 2005 totaled $184,000 and $238,000, respectively, a decrease of $54,000 or 23%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------

                                                Three Months ended June 30,
                                                ---------------------------   ----------
(in thousands)                                                                 Increase
                                                    2006           2005       (Decrease)
                                                -----------    ------------   ----------
Service charges                                 $       136    $        134   $        2
Loss on sale of available-for-sale investment
  securities, net                                       (53)             --          (53)
Mortgage loan brokerage fees                             26              30           (4)
Earnings on cash surrender value of life
  insurance policies                                     26              26           --
Other                                                    49              48            1
                                                -----------    ------------   ----------
     Total non-interest income                  $       184    $        238   $      (54)
                                                ===========    ============   ==========

Second quarter 2006 non-interest income was reduced by a $53,000 loss on sale of investment securities resulting from one-time transactions intended to restructure the duration of the portfolio and by a reduction in mortgage loan brokerage fees.

Non-Interest Expense

Non-interest expense was $1.95 million and $1.61 million, respectively, for the three-month periods ended June 30, 2006 and 2005, an increase of $338,000 or 21%. The increase was due primarily to increased employee related costs associated with the Company's growth.

The components of noninterest expense for the three-month periods ended June 30, 2006 and 2005 were as follows:

                              Non-interest expense
                              --------------------

                                       Three Months ended June 30,
                                       ---------------------------   -----------
(in thousands)                                                        Increase
                                           2006            2005      (Decrease)
                                       ------------   ------------   -----------
Salaries and employee benefits         $      1,028   $        867   $       161
Occupancy and equipment                         214            178            36
Data processing                                 118            103            15
Operations                                      110             95            15
Professional and legal                          103             85            18
Advertising and business development            106             64            42
Telephone and postal                             47             42             5
Supplies                                         56             52             4
Assessment and insurance                         27             34            (7)
Amortization expense                             16             15             1
Other expenses                                  127             79            48
                                       ------------   ------------   -----------
     Total non-interest expense        $      1,952   $      1,614   $       338
                                       ============   ============   ===========


Provision for Income Taxes

The provision for income taxes for the three-month periods ended June 30, 2006 and 2005 was $362,000 and $293,000, respectively. The effective tax rates for these periods were 29.92%, and 37.12%, respectively. The tax rate decrease for the 2006 period was due primarily to an increase in non-taxable income from municipal securities.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

                   Market value of securities available for sale
                   ---------------------------------------------

                                                  June 30, 2006
                             ------------------------------------------------------
(in thousands)                 Amortized    Unrealized    Unrealized       Fair
                                 Cost          Gain          Loss          Value
                                 ----          ----          ----          -----
U.S. government  agencies    $    20,849   $        --   $      (599)   $    20,250
Mortgage-backed securities        13,538            --          (490)        13,048
Municipal securities              18,270            10          (419)        17,861
Corporate debt securities          4,551            --          (145)         4,406
                             -----------   -----------   -----------    -----------
    Total                    $    57,208   $        10   $    (1,653)   $    55,565
                             ===========   ===========   ===========    ===========

                                                December 31, 2005
                             ------------------------------------------------------
(in thousands)                 Amortized    Unrealized    Unrealized       Fair
                                 Cost          Gain          Loss          Value
                                 ----          ----          ----          -----
U.S. government  agencies    $    21,389   $         6   $      (417)   $    20,978
Mortgage-backed securities         9,683            --          (293)         9,390
Municipal securities              15,640            53          (119)        15,574
Corporate debt securities          4,569            --          (120)         4,449
                             -----------   -----------   -----------    -----------
    Total                    $    51,281   $        59   $      (949)   $    50,391
                             ===========   ===========   ===========    ===========

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

Loans

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in  thousands)           June 30, 2006           December 31, 2005
                             ----------------------    ----------------------
Commercial                   $  40,002           24%   $  40,271           26%
Real estate - mortgage (1)      87,393           53       72,753           48
Real estate - construction      31,983           20       32,560           21
Agricultural                     3,731            2        4,432            3
Consumer and other               1,763            1        2,376            2
                             ---------    ---------    ---------    ---------
    Subtotal                   164,872          100%     152,392          100%
                                          =========                 =========
Deferred loan fees, net           (640)                     (635)
Allowance for loan losses       (1,745)                   (1,766)
                             ---------                 ---------
    Total loans, net         $ 162,487                 $ 149,991
                             =========                 =========

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2006, loan growth occurred in the category of real estate - mortgage. This growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes. One loan in this category, representing less than 10% of the increase, was a participation purchased from another bank. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the relatively low cost of real estate. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets. Nonperforming assets at December 31, 2005 totaled $21,000, and were comprised entirely of nonaccrual loans. There were no non performing assets at June 30, 2006.

Allowance for Loan Losses

The allowance for loan losses totaled $1.75 million or 1.06% of total loans at June 30, 2006. This compared to $1.61 millon or 1.20% of total loans at June 30, 2005 and $1.77 million or 1.16% at December 31, 2005. The allowance for loan losses is based on loan growth, credit experience, portfolio mix and management's ongoing evaluation of the loan portfolio risk and economic conditions. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                      Changes in allowance for loan losses
                      ------------------------------------

                                            Six Months ended     Year ended
                                            ----------------     ----------
                                              June 30, 2006   December 31, 2005
                                              -------------   -----------------
(dollars in thousands)

Balance, beginning                            $       1,766     $       1,401
Provision for  loan losses                               --               369
Charge-offs                                             (21)               (4)
Recoveries                                               --                --
                                              -------------     -------------
Balance, ending                               $       1,745     $       1,766
                                              =============     =============

Net charge-offs (recoveries) to average
   loans  outstanding                                  0.01%             0.00%
Average loans outstanding                     $     153,654     $     134,008
Ending allowance to total loans outstanding            1.06%             1.16%

Deposits

Total deposits were $194.9 million as of June 30, 2006, an increase of $2.3 million or 1% from the December 31, 2005 balance of $192.6 million. This increase followed growth in interest-bearing deposits, primarily money market accounts during the six month period ended June 30, 2006, which increased by $11.8 million or 19% offset by the decline in non-interest bearing deposits of $8.0 million or 11%. The percentage of noninterest-bearing accounts at June 30, 2006, while still favorable, decreased from December 31, 2005 due in part to rising interest rates which caused some redeployment into interest-bearing accounts.

Total deposits at June 30, 2006 and December 31, 2005 are summarized in the following table:

                                Deposit Portfolio
                                -----------------

(dollars in thousands)         June 30, 2006       December 31, 2005
----------------------------------------------    -------------------
Noninterest bearing        $ 66,386         34%   $ 75,419         39%

Interest bearing             75,344         39      63,549         33

Time deposits                53,190         27      53,613         28
                           --------   --------    --------   --------
          Total Deposits   $194,920        100%   $192,581        100%
                           ========               ========

Borrowings

At June 30, 2006, long-term debt outstanding to the Federal Home Loan Bank of San Francisco (FHLB) was $8.8 million, a $295,000 decrease from $9.1 million at December 31, 2005. This decrease was mostly due to $200,000 of indebtedness reaching maturity in June 2006. The remaining principal balance of long-term debt is scheduled to mature through January 2012. During the second quarter of 2006, $10 million short-term debt was incurred from the FHLB, primarily to fund loan growth. The balance of junior subordinated deferrable interest debentures at June 30, 2006 remained unchanged from December 31, 2005 at $3.1 million.

Capital Resources

At June 30, 2006 and December 31, 2005, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a "well capitalized" institution.

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

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At June 30, 2006, and December 31, 2005, the entire $3.0 million was included in Tier 1 capital.

On February 21, 2006, the Company's board of directors declared a 5% stock dividend to be paid on May 16, 2006 to shareholders of record on April 28, 2006. All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend. The Company did not pay stock dividends in 2005. The Company has not declared or paid cash dividends since inception. The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends in the foreseeable future.

The following table summarizes the Company's risk-based capital ratios as of June 30, 2006 and December 31, 2005:

                       Capital and capital adequacy ratios
                       -----------------------------------

                                       June 30, 2006         December 31, 2005
                                       -------------         -----------------
(dollars in thousands)              Amount       Ratio       Amount       Ratio
                                    ------       -----       ------       -----
Leverage Ratio
--------------
Valley Commerce Bancorp
    and Subsidiary                $   26,756     11.6%     $   25,322     11.5%
Minimum regulatory requirement    $   10,702      4.0%     $   10,129      4.0%

Valley Business Bank              $   26,520     11.5%     $   24,927     11.3%
Minimum requirement for "Well-
    Capitalized" institution      $   13,260      5.0%     $   12,464      5.0%
Minimum regulatory requirement    $   10,608      4.0%     $    9,871      4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
    and Subsidiary                $   26,756     14.3%     $   25,322     14.8%
Minimum regulatory requirement    $    7,511      4.0%     $    6,836      4.0%

Valley Business Bank              $   26,520     14.1%     $   24,927     14.6%
Minimum requirement for "Well-
    Capitalized" institution      $   11,261      6.0%     $   10,242      6.0%
Minimum regulatory requirement    $    7,507      4.0%     $    6,828      4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
    and Subsidiary                $   28,502     15.2%     $   27,088     16.0%
Minimum regulatory requirement    $   15,023      8.0%     $   13,672      8.0%

Valley Business Bank              $   28,265     15.1%     $   26,693     15.6%
Minimum requirement for "Well-
    Capitalized" institution      $   18,768     10.0%     $   17,070     10.0%
Minimum regulatory requirement    $   15,014      8.0%     $   13,656      8.0%

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

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $ 51.3 million and $1.7 million, respectively, at June 30, 2006. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There were no unregistered sales of equity securities during the first six months of 2006.

(b) The Company did not repurchase any stock during the first six months of 2006.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2006 Annual Meeting of Shareholders was held on April 26, 2006. At the 2006 annual meeting, the shareholders took the following actions:

         1. Elected Directors of the Company to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified. In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated March 31, 2006. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

                                                       Votes Cast
                                                      For Election      Withheld
                                                      ------------      --------
                          David B. Day                 1,280,933         1,000
                          Walter A. Dwelle             1,280,933         1,000
                          Thomas A. Gaebe              1,280,933         1,000
                          Donald A. Gilles             1,280,933         1,000
                          Philip R. Hammond, Jr.       1,280,933         1,000
                          Russell F. Hurley            1,280,933         1,000
                          Fred P. LoBue, Jr.           1,280,933         1,000
                          Kenneth H. Macklin           1,280,933         1,000
                          Stanley J. Shamoon           1,279,131         1,802

         2. Ratified the appointment by the Board of Directors of Perry-Smith LLP, independent certified public accountants, to serve as the Company's auditors for the fiscal year ending December 31, 2006. The votes tabulated were:

                                                          Votes           Votes
                                                           For           Against
                                                        ---------        -------

                                                        1,279,735         1,000

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



                                   VALLEY COMMERCE BANCORP



Date: August 14, 2006              By:  /s/ Donald A. Gilles
                                        ----------------------------------------
                                        Donald A. Gilles
                                        President and Chief Executive Officer



Date: August 14, 2006              By:  /s/Roy O. Estridge
                                        ----------------------------------------
                                        Roy O. Estridge, Chief Financial Officer

                                  Exhibit Index


31.1          Rule 13a-14(a)/15d-14(a) Certification
31.2          Rule 13a-14(a)/15d-14(a) Certification
32.1          Section 1350 Certifications