Form 10QSB
period 2006-09-30
Valley Commerce Bancorp
filed 2006-11-14
CIK 1302244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 126-2 of the Act).
Yes  |_|     No  |X|

The number of shares outstanding of the issuer's Common Stock was 2,215,765 as of November 8, 2006.

Transitional Small Business Disclosure Format (check one)
Yes  |_|     No  |X|


--------------------------------------------------------------------------------

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet (unaudited) at September 30, 2006 and
  December 31, 2005
Condensed Consolidated Statement of Income (unaudited) for the Three and Nine
  Month Periods ended September 30, 2006 and 2005
Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Month
  Periods ended September 30, 2006 and 2005
Notes to Condensed Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS
SIGNATURES
EXHIBIT INDEX

                                     PART I

                           Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-QSB including, but not limited to, those described in Item 2 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company's primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets, (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12) changes in laws and regulations; (13) recently issued accounting pronouncements; (14) government policies, regulations and their enforcement including Bank Secrecy Act - related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management's ability to manage these and other risks. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 - FINANCIAL STATEMENTS

                             VALLEY COMMERCE BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                           September 30,    December 31,
                                                                                               2006             2005
                                                                                           -------------    -------------
Assets
------
Cash and due from banks                                                                    $  12,914,167    $  17,733,285
Federal funds sold                                                                                    --        1,885,000
                                                                                           -------------    -------------
              Total cash and cash equivalents                                                 12,914,167       19,618,285

Available-for-sale investment securities, at fair value                                       56,803,000       50,391,000
Loans, less allowance for loan losses of $1,745,582 at September 30, 2006 and $1,766,115
   at December 31, 2005                                                                      180,792,208      149,990,614
Bank premises and equipment, net                                                               1,642,692        1,223,316
Cash surrender value of bank-owned life insurance                                              5,873,604        2,781,169
Accrued interest receivable and other assets                                                   4,976,643        4,007,007
                                                                                           -------------    -------------
         Total assets                                                                      $ 263,002,314    $ 228,011,391
                                                                                           =============    =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits:
  Non-interest bearing                                                                     $  67,695,905    $  75,419,073
  Interest bearing                                                                            72,367,784       63,549,104
  Time                                                                                        57,408,272       53,612,937
                                                                                           -------------    -------------
         Total deposits                                                                      197,471,961      192,581,114

Accrued interest payable and other liabilities                                                 1,369,669        1,288,400
Short-term debt                                                                               27,756,000               --
Long-term debt                                                                                 8,796,515        9,139,620
Junior subordinated deferrable interest debentures                                             3,093,000        3,093,000
                                                                                           -------------    -------------
         Total liabilities                                                                   238,487,145      206,102,134
                                                                                           -------------    -------------

Commitments and contingencies (Note 6)

Shareholders' equity (Note 2 and 5):
  Serial preferred stock - no par value; 10,000,000 shares authorized, none issued Common stock - no par value; 30,000,000 shares authorized; issued and outstanding -
     2,215,765 shares at September 30, 2006 and 2,191,627 shares at December 31, 2005         20,519,173       18,332,290
Retained earnings                                                                              4,317,701        4,122,088
Accumulated other comprehensive loss, net of taxes (Note 5)                                     (321,705)        (545,121)
                                                                                           -------------    -------------
         Total shareholders' equity                                                           24,515,169       21,909,257
                                                                                           -------------    -------------
         Total liabilities and shareholders' equity                                        $ 263,002,314    $ 228,011,391
                                                                                           =============    =============

                           See notes to unaudited condensed consolidated financial statements.


                             VALLEY COMMERCE BANCORP
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                       For the Three Months          For the Nine Months
                                                                        Ended September 30,          Ended September 30,
                                                                     -------------------------    -------------------------
                                                                         2006         2005            2006         2005
                                                                     -----------   -----------    -----------   -----------
Interest Income:
  Interest and fees on loans                                         $ 3,854,467   $ 2,836,060    $10,485,908   $ 7,361,796
  Interest on investment securities:
     Taxable                                                             385,855       388,853      1,063,598     1,098,156
     Exempt from Federal income taxes                                    187,916        90,161        525,300       186,129
  Interest on Federal funds sold                                           3,021        29,344        136,965       200,578
                                                                     -----------   -----------    -----------   -----------
       Total interest income                                           4,431,259     3,344,418     12,211,771     8,846,659
                                                                     -----------   -----------    -----------   -----------

Interest Expense:
  Interest on deposits                                                 1,185,353       531,137      3,015,825     1,388,771
  Interest on short-term borrowings                                      198,269        22,306        268,784        22,306
  Interest on long-term borrowings                                        95,408        98,316        286,253       295,055
  Interest on junior subordinated deferrable interest debentures          69,386        54,294        195,426       150,184
                                                                     -----------   -----------    -----------   -----------
       Total interest expense                                          1,548,416       706,053      3,766,288     1,856,316
                                                                     -----------   -----------    -----------   -----------

           Net interest income before provision for loan losses        2,882,843     2,638,365      8,445,483     6,990,343

Provision for loan losses                                                     --       156,768             --       368,768
                                                                     -----------   -----------    -----------   -----------
           Net interest income after provision for loan losses         2,882,843     2,481,597      8,445,483     6,621,575
                                                                     -----------   -----------    -----------   -----------

Non-Interest Income:
  Service charges                                                        147,638       131,356        409,548       389,529
  Loss on sale of available-for-sale investment securities, net               --            --        (52,737)            --
  Mortgage loan brokerage fees                                            34,445        41,471         76,429       110,908
  Earnings on cash surrender value of life insurance policies             38,952        26,019         93,265        77,956
  Other                                                                   59,354        50,762        161,981       136,550
                                                                     -----------   -----------    -----------   -----------
       Total non-interest income                                         280,389       249,608        688,486       714,943
                                                                     -----------   -----------    -----------   -----------

Non-Interest Expense:
   Salaries and employee benefits                                      1,043,529       957,837      3,173,177     2,722,949
   Occupancy and equipment                                               229,838       195,298        659,914       548,657
   Other                                                                 619,293       588,453      1,897,279     1,691,652
                                                                     -----------   -----------    -----------   -----------
       Total non-interest expense                                      1,892,660     1,741,588      5,730,370     4,963,258
                                                                     -----------   -----------    -----------   -----------

           Income before provision for income taxes                    1,270,572       989,617      3,403,599     2,373,260

Provision for income taxes                                               454,000       387,000      1,194,000       920,000
                                                                     -----------   -----------    -----------   -----------

       Net income                                                    $   816,572   $   602,617    $ 2,209,599   $ 1,453,260
                                                                     ===========   ===========    ===========   ===========

Basic earnings per share (Notes 2 and 4)                             $      0.35   $      0.28    $      1.01   $      0.67
                                                                     ===========   ===========    ===========   ===========

Diluted earnings per share (Notes 2 and 4)                           $      0.34   $      0.26    $      0.97   $      0.63
                                                                     ===========   ===========    ===========   ===========

                          See notes to unaudited condensed consolidated financial statements.

                             VALLEY COMMERCE BANCORP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                        ----------------------------
                                                                                            2006            2005
                                                                                        ------------    ------------
Cash Flows from Operating Activities:
    Net income                                                                          $  2,209,599    $  1,453,260
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     --         368,768
    (Decrease) increase in deferred loan origination fees, net                               (52,520)        164,986
    Depreciation                                                                             177,196         141,912
    Amortization of intangibles                                                               46,904          46,904
    Loss on sale of available-for-sale investment securities, net                            (52,737)             --
    Dividends on Federal Home Loan Bank stock                                                (37,000)        (14,100)
    Amortization and accretion of investment securities, net                                 185,012         719,158
    Net loss on sale of premises and equipment                                                    --           7,624
    Increase in cash surrender value of bank owned life insurance                            (92,435)        (77,956)
    Stock-based compensation expense                                                          23,500              --
    (Decrease) increase in accrued interest receivable and other assets                     (508,677)        826,847
    Increase (decrease) in accrued interest payable and other liabilities                     81,269      (1,096,269)
                                                                                        ------------    ------------
             Net cash (used in) provided by operating activities                          (1,980,111)      2,541,134
                                                                                        ------------    ------------

Cash Flows from Investing Activities:
    Proceeds from matured and called available-for-sale investment securities                655,000       3,500,000
    Proceeds from sales of available-for-sale investment securities                        2,752,737              --
    Purchases of available-for-sale investment securities                                (11,142,829)    (20,021,029)
    Proceeds from principal repayments from available-for-sale
            mortgage-backed securities                                                     1,575,968       1,868,577
    Purchase and redemption of Federal Home Loan Bank stock, net                            (632,600)       (405,000)
    Net increase in loans                                                                (30,749,074)    (30,649,863)
    Purchase of premises and equipment                                                      (596,572)       (250,105)
    Premiums paid for life insurance policies                                             (3,000,000)             --
                                                                                        ------------    ------------
            Net cash used in investing activities                                        (41,137,370)    (45,957,420)
                                                                                        ------------    ------------

                                              Continued on next page.

                             VALLEY COMMERCE BANCORP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                         ----------------------------
                                                                             2006            2005
                                                                         ------------    ------------
Cash Flows from Financing Activities:
     Net increase in noninterest-bearing and interest-bearing deposits   $  1,095,512    $ 18,664,383
     Net increase (decrease) in time deposits                               3,795,335        (808,087)
     Proceeds from the issuance of stock                                           --       3,880,321
     Proceeds from exercised stock options                                    154,403              --
     Proceeds from Federal Home Loan Bank short-term advances              27,756,000      10,955,000
     Payments on Federal Home Loan Bank long-term advances                   (343,105)       (136,301)
     Cash paid to repurchase fractional shares                                 (5,004)             --
                                                                         ------------    ------------
         Net cash provided by financing activities                         32,453,141      32,555,316
                                                                         ------------    ------------

           Decrease in cash and cash equivalents                           (6,704,118)    (10,860,970)
Cash and Cash Equivalents at Beginning of Year                             19,618,285      26,786,062
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period                               $ 12,914,167    $ 15,925,092
                                                                         ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
     Interest expense                                                    $  3,721,514    $  1,847,365
     Income taxes                                                        $  1,290,000    $    863,000

Non-Cash Investing Activities:
   Net change in unrealized loss on available-for-sale securities        $    223,416    $   (236,415)


                  See notes to unaudited condensed consolidated financial statements.

                             VALLEY COMMERCE BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the "Bank") (collectively, the "Company"). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The Company's investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of the "Company's" consolidated financial position at September 30, 2006 and December 31, 2005, the results of its operations for the three and nine-month periods ended September 30, 2006 and 2005, and its cash flows for the nine-month periods ended September 30, 2006 and 2005 have been included therein. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the full year.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

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

2.       STOCK-BASED COMPENSATION

At September 30, 2006, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan, which is described below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment ("SFAS 123(R)"), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). During the nine-month period ended September 30, 2006, 10,000 options were awarded by the Company. No other options were awarded during the nine-month period ended September 30, 2006. No options were awarded during the nine-month period ended September 30, 2005. Prior periods have not been restated to reflect the results of operations in 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plan under the recognition and measurement principles of Accounting Practice Bulletin Opinion No. 25, ("APB 25") Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company's income before provision for income taxes and net income for the nine months ended September 30, 2006 was $23,500 and $18,472 respectively, lower than if management had continued to account for share-based compensation under APB 25. The Company's income before provision for income taxes and net income for the three months ended September 30, 2006 was $9,000 and $6,482 respectively, lower than if management had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine-month period ended September 30, 2006 would have been $1.01 and $0.98, respectively, without the adoption of SFAS 123(R) compared to $1.01 and $0.97, respectively, as reported. Basic and diluted earnings per share for the three-month period ended September 30, 2006 would have been $0.35 and $0.34, respectively, without the adoption of SFAS 123 (R) compared to $0.35 and $0.34, respectively, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits for the three and nine months ended September 30, 2006 were not significant for the Company.

The following table illustrates the pro forma effect on consolidated net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123:

                                                      For the Three        For the Nine
                                                          Months              Months
                                                    Ended September 30,  Ended September 30,
                                                    ------------------   ------------------
(In Thousands)                                             2005                2005
                                                    ------------------   ------------------
Net income as reported                              $          603,000   $        1,453,000
Deduct: Total stock-based compensation expense
     determined under the fair value based method
     for all awards, net of related tax effects                 (8,000)             (22,000)
                                                    ------------------   ------------------
     Pro forma net income                           $          595,000   $        1,431,000
                                                    ==================   ==================

Basic earnings per share - as reported              $             0.28   $             0.67
                                                    ==================   ==================
Basic earnings per share - pro forma                $             0.28   $             0.66
                                                    ==================   ==================

Diluted earnings per share - as reported            $             0.26   $             0.63
                                                    ==================   ==================
Diluted earnings per share - pro forma              $             0.26   $             0.63
                                                    ==================   ==================

3.       STOCK OPTION PLAN

The Valley Commerce Bancorp Amended and Restated Stock Option Plan ("Plan") was established in 1997. Under the plan, 339,967 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised. Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of not less than six months. The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. Upon grant, options vest ratably over a one to five year period. The Company issues new shares of common stock upon the exercise of stock options.

 A summary of the activity of the Plan is as follows:


                                                                     For the Nine Months Ended September 30, 2006
                                           ----------------------------------------------------------------------------------------

                                                                                           Weighted Average
                                                                    Weighted Average           Remaining       Aggregate Intrinsic
                                                  Shares             Exercise Price        Contractual Term    Value (in thousands)
                                           --------------------    --------------------  --------------------  --------------------

Incentive:
Options outstanding at January 1, 2006                   35,728                  $ 8.59
  Options granted                                            --                      --
  Options exercised                                     (1,542)                    7.39
  Options cancelled                                          --                      --
                                           --------------------    --------------------
Options outstanding at September 30, 2006                34,186                    8.59             6.52 years           $  394,809
Options vested or expected to vest
  at September 30, 2006                                  30,416                    8.16             6.52 years           $  245,469
Options exercisable at September 30, 2006                22,432                    8.05             6.52 years           $  271,186

Nonstatutory:
Options outstanding at January 1, 2006                  203,751                  $ 7.84
  Options granted                                        10,000                   19.50
  Options exercised                                    (22,596)                    6.33
  Options cancelled                                       (992)                    7.42
                                           --------------------    --------------------
Options outstanding at September 30, 2006               190,163                    7.84             5.44 years          $ 2,339,821
Options vested or expected to vest at
    September 30,2006                                   190,163                    7.84             5.44 years          $ 1,329,902
Options exercisable at September 30, 2006               167,613                    6.97             5.20 years          $ 2,207,629


The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for options that were in-the-money at September 30, 2006. There were 24,138 options exercised during the nine-month period ended September 30, 2006. The total intrinsic value of options exercised during the period ended September 30, 2006 was $331,777. The total fair value of shares vested during the period ended September 30, 2006 and 2005 was $158,260 and $117,980, respectively.

There were 10,000 non-statutory options granted in the nine month period ended September 30, 2006 and no options granted in the nine month period ended September 30, 2005. No options were granted in the three month period ended September 30, 2006. The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company's stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

A summary of the weighted average assumptions and results for options granted during the periods presented is as follows:

                                                   For the Nine Months Ended
                                                      September 30, 2006
Weighted average fair value of options granted            $     7.99
Dividend yield                                                   n/a
Expected volatility                                            11.27%
Risk-free interest rate                                         5.11%
Expected option life in years                                    7.5

Management estimates of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately 20% for the remaining non-vested options.

As of September 30, 2006, there was $96,804 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.17 years and will be adjusted for subsequent changes in estimated forfeitures.

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


                                                                    For the Three Months                 For the Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                              ----------------------------------  ----------------------------------
                                                                    2006             2005              2006              2005
                                                              ----------------  ---------------   ---------------    --------------
Earnings Per Share:
  Basic earnings per share                                    $           0.35  $          0.28   $          1.01    $         0.67
  Diluted earnings per share                                  $           0.34  $          0.26   $          0.97    $         0.63
Weighted Average Number of Shares Outstanding:
  Basic shares                                                       2,312,983        2,157,181         2,197,412         2,157,181
  Diluted shares                                                     2,396,820        2,289,254         2,282,761         2,289,254


There were no options excluded form the computation of diluted earnings per share for the 2006 or 2005 periods as no options granted were considered to be antidilutive.

5.       COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale. The Company's comprehensive income was as follows:

                                                            For the Three Months                 For the Nine Months
                                                                Period Ended                        Period Ended
                                                      --------------------------------    --------------------------------
(dollars in thousands)                                 September 30,     September 30,     September 30,     September 30,
                                                           2006             2005              2006              2005
                                                      --------------    --------------    --------------    --------------
Net income                                            $          817    $          603    $        2,210    $        1,453
Other comprehensive income/(loss):
   Unrealized holding gain/(loss)                              1,138              (265)              385              (386)
                                                      --------------    --------------    --------------    --------------
          Pre-tax other comprehensive                          1,955               338             2,595             1,067
   Less: tax impact of above                                    (408)              102              (162)              150
                                                      --------------    --------------    --------------    --------------
Net other comprehensive income                        $        1,547    $          440    $        2,433    $        1,217
                                                      ==============    ==============    ==============    ==============


6.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $46.7 million and $41.9 million and letters of credit of $2.0 million and $1.6 million at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, consumer loan commitments, which are generally unsecured, represent approximately 6% of total commitments. Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 37% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 52% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Bank's commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used. The fair value of the liability related to the Company's stand-by letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at September 30, 2006 or December 31, 2005.

7.       RECENT ACCOUNTING DEVELOPMENTS

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company's financial position or results of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-5, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be "the amount that could be realized under the insurance contract as of the date of the statement of financial position." Questions arose in applying the guidance in FTB 85-4 to whether "the amount that could be realized" should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that "the amount that could be realized" should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the "amount that could be realized." An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF No. 06-5 will have.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company's financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact to the Company's financial position or result of operations.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management does not believe the adoption of SAB 108 will have a material impact on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp's Annual Report filed on Form 10-KSB for the year ended December 31, 2005.

Overview

The Company earned net income of $2,210,000 or $0.97 per diluted share, for the nine-month period ended September 30, 2006, compared to $1,453,000, or $ 0.63 per diluted share, for the period ended September 30, 2005. The annualized return on average assets was 1.25% for 2006 and 0.96% for 2005. The annualized return on average shareholders' equity for 2006 and 2005 was 12.85% and 9.54%, respectively. The Company's consolidated third quarter 2006 net income totaled $817,000, or $0.34 per diluted share, compared to $603,000 or $.26 per diluted share achieved in the third quarter of 2005. The increase in earnings was related to the Company's continued strong loan growth and the positive impact of rising interest rates on net interest income. These factors were partially offset by costs incurred to expand the Company's staff and facilities.

At September 30, 2006, the Company's total assets were $263.0 million, representing an increase of $43.1 million or 20% compared to September 30, 2005. Total loans, net of the allowance for loan losses, were $180.8 million at September 30, 2006, representing an increase of $35.8 million or 25% compared to September 30, 2005. Total deposits were $197.5 million at September 30, 2006, representing an increase of $23.2 million or 13% compared to September 30, 2005. Comparing September 30, 2006 and December 31, 2005 balances, total assets increased by $35.0 million or 15%, total net loans increased by $30.8 million or 21%, and total deposits decreased by $4.9 million or 3%.

At September 30, 2006, the Company's leverage ratio was 11.2% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.3% and 14.1%, respectively. At December 31, 2005, the Company's leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 14.8 % and 16.0 %, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at September 30, 2005 were 11.6 %,
15.3 % and 16.4%, respectively.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Net Interest Income

Total interest income for the nine-month period ended September 30, 2006 was $12.2 million, an increase of $3.4 million or 38% from the same period in 2005. Average earning assets in the 2006 period increased by $33.3 million or 18% compared to the 2005 period. The weighted average taxable-equivalent yield on total interest-earning assets was 7.62% in the 2006 period compared to 6.43% in the 2005 period.

The improvement in total interest income was attributable to both increased volume of average loans, and to higher yields earned on those loans resulting from rising interest rates. The majority of the Company's loan portfolio was priced with floating interest rates and the Company was therefore positioned to benefit from the six 25-basis point increases in the Federal funds rate (and in corresponding loan rate indexes such as the prime rate) that occurred during the 12-month period ended September 30, 2006, of which the last increase was announced by the Federal Reserve Board on June 29, 2006. Average loans increased by $32.6 million or 25% due primarily to increased mortgage-real estate and mortgage-construction lending. In addition, average available-for-sale securities increased by $6.8 million or 14% while average Federal funds sold decreased by $6.1 million or 60%.

Total interest expense for the nine-month period ended September 30, 2006 was $3.8 million, an increase of $1.9 million or 103% from the same period in 2005. Average interest-bearing liabilities in the 2006 period increased by $28.8 million or 25% compared to the 2005 period. This included an increase in average other interest-bearing deposits of $13.5 million or 23%, an increase in average time deposits of $9.6 million or 22%, and increases in average short-term debt of $6.0 million.

The average rate paid on interest-bearing liabilities was 3.47% in the 2006 period compared to 2.13% in the 2005 period. The increase in rates paid was attributable primarily to higher market interest rates on deposits. Increases in the interest rate on junior subordinated deferrable interest debentures, which is indexed to 3-month LIBOR, and increased volume of time deposits $100,000 or more and other interest bearing deposits also contributed to the overall increase in total interest expense.

Net interest income before provision for loan losses increased $1.5 million to $8.5 million for the 2006 period from $7.0 million for the 2005 period due to total interest income increasing by a greater amount than total interest expense. Increased volume of net average earning assets resulted in an increase in the Company's interest income of $2.1 million, while increased volume of average interest-bearing liabilities caused an increase in interest expense of $476,000. Higher market interest rates caused interest income to increase by $1.2 million and interest expense to increase by $1.4 million.

The Company's net interest margin on a taxable equivalent basis increased 22 bps (from 5.10% to 5.32%) in the 2006 period compared to the 2005 period. As described in the preceding paragraphs, the improvement in net interest margin resulted from the favorable volume and yield variances on interest earning assets being of greater magnitude than the unfavorable volume and yield variances on interest bearing liabilities.

The following table presents the Company's average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated (average balance are based on daily averages):



                           Average balances and weighted average yields and rates

                                                                         Nine Months ended September 30,
                                                        ----------------------------------------------------------------
                                                                      2006                            2005
                                                        -------------------------------    -----------------------------
                                                                   Interest    Average               Interest   Average
                                                        Average     income/    yield/      Average   income/    yield/
(dollars in thousands)                                  Balance     Expense     Cost       Balance   Expense     Cost
                                                        -------     -------     ----       -------   -------     ----
ASSETS
Federal funds sold                                      $  4,017   $    137       4.56%   $ 10,078   $    201       2.66%
Available-for-sale investment securities:
         Taxable                                          36,747      1,064       3.87%     41,221      1,098       3.56%
         Exempt from Federal income taxes                 17,594        525       6.04%      6,343        186       5.93%
                                                        --------   --------   --------    --------   --------   --------
    Total securities (1)                                  54,341      1,589       4.57%     47,564      1,284       3.88%
Loans (2) (3)                                            160,606     10,486       8.73%    128,046      7,362       7.68%
                                                        --------   --------   --------    --------   --------   --------
      Total interest-earning assets (1)                  218,964     12,212       7.62%    185,688      8,847       6.43%
                                                        --------                          --------

Noninterest-earning assets, net of allowance for loan
   losses                                                 17,140                            16,517
                                                        --------                          --------
       Total assets                                     $236,104                          $202,205
                                                        ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                     $ 73,228   $  1,431       2.61%   $ 59,763   $    562       1.26%
   Time deposits less than $100,000                       19,908        568       3.81%     19,394        331       2.28%
   Time deposits $100,000 or more                         32,982      1,017       4.12%     23,861        496       2.78%
                                                        --------   --------   --------    --------   --------   --------
   Total interest-bearing deposits                       126,118      3,016       3.20%    103,018      1,389       1.80%
Short-term debt                                            6,808        269       5.28%        817         22       3.60%
Long-term debt                                             8,911        286       4.29%      9,251        295       4.26%
Junior subordinated deferrable interest debentures         3,093        195       8.43%      3,093        150       6.48%
                                                        --------   --------   --------    --------   --------   --------
      Total interest-bearing liabilities                 144,930      3,766       3.47%    116,179      1,856       2.13%

Noninterest bearing deposits                              66,770                            63,566
Other liabilities                                          1,421                             2,102
                                                        --------                          --------
   Total liabilities                                     213,121                           181,847
Shareholders' equity                                      22,983                            20,358
                                                        --------                          --------
   Total liabilities and shareholders' equity           $236,104                          $202,205
                                                        ========                          ========

Net interest income and margin (1)                                 $  8,446   $   5.32%              $  6,991   $   5.10%
                                                                   ========   ========               ========   ========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $214 and $434 for 2006 and 2005, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (Average Volume) and changes in average interest rates (Average
Rate) for the nine-month periods ended September 30, 2006 and 2005. Changes not solely attributable to volume or rates have been allocated to the rate component.

       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                     2006 period vs. 2005 period
                                                 Increase (decrease) due to change in:
                                                     Average    Average
                                                     Volume     Rate (1)    Total
                                                     -------    -------    -------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                   $  (120)   $    56    $   (64)
Investment securities
     Taxable                                            (119)        85        (34)
     Exempt from Federal income taxes                    498       (159)       339
                                                     -------    -------    -------
     Total securities                                    379        (74)       305
Loans                                                  1,870      1,254      3,124
                                                     -------    -------    -------
     Total interest income                           $ 2,129    $ 1,236    $ 3,365

(Decrease) increase in interest expense:
Other interest bearing deposits                          127        742        869
Time deposits less than $100,000                           9        228        237
Time deposits $100,000 or more                           190        331        521
                                                     -------    -------    -------
     Total interest-bearing deposits                     326      1,301      1,627
Short-term debt                                          161         86        247
Long-term debt                                           (11)         2         (9)
Junior subordinated deferrable interest debentures        --         45         45
                                                     -------    -------    -------
     Total interest expense                              476      1,434      1,910
                                                     -------    -------    -------
     Increase in net interest income                 $ 1,653    $  (198)   $ 1,455
                                                     =======    =======    =======

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

The allowance is established through a provision for loan losses which is charged to operations. The amount of the provision is dependent upon the allowance needed to maintain the adequacy of the allowance for loan losses based on credit loss experience, portfolio mix and management's ongoing evaluation of loan portfolio risk and economic conditions. Based upon management's assessment of the adequacy of the allowance for loan losses and strong credit quality of the loan portfolio, no loan loss provision has been recorded during 2006. For the nine-month period ended September 30, 2005, the Company recorded a provision for loan losses of $369,000.

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2006 and 2005 totaled $688,000 and $715,000, respectively, a decrease of $27,000 or 4%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------

                                                  Nine Months ended
                                                    September 30,
                                                ----------------------   ---------
                                                                         Increase
(in thousands)                                    2006         2005      (Decrease)
                                                ---------    ---------   ---------
Service charges                                 $     410    $     390   $      20
Loss on sale of available-for-sale investment
securities                                            (53)          --         (53)
Mortgage loan brokerage fees                           76          111         (35)
Earnings on cash surrender value of life
  insurance policies                                   93           78          15
Other                                                 162          136          26
                                                ---------    ---------   ---------
     Total non-interest income                  $     688    $     715   $     (27)
                                                =========    =========   =========

Non-interest income for the nine months ended September 30, 2006 was impacted by a $53,000 loss on sale of investment securities resulting from one-time transactions intended to restructure the duration of the portfolio and a $35,000 reduction in mortgage loan brokerage fees caused by a slowing residential real estate market. The increase in earnings on cash surrender value of life insurance policies resulted primarily from additional Bank owned life insurance policies purchased during the third quarter of 2006. The increase in other non-interest income was due to higher FHLB dividend income resulting from an increased investment in FHLB stock.

Non-Interest Expense

Non-interest expense was $5.73 million for the nine-month period ended September 30, 2006 compared to $4.96 million for the nine-month period ended September 30, 2005, an increase of $767,000 or 15%. The increase was due primarily to increased employee related costs associated with the Company's growth. The increase in occupancy expenses was due to additional rent, depreciation, and utilities associated with the expansion of our Willow Plaza administrative office.

The components of non-interest expense for the nine-month periods ended September 30, 2006 and 2005 were as follows:

                              Non-interest expense
                              --------------------

                                         Nine Months ended
                                           September 30,
                                       ---------------------   ---------
                                                                Increase
(in thousands)                            2006        2005     (Decrease)
                                       ---------   ---------   ---------
Salaries and employee benefits             3,173       2,723   $     450
Occupancy and equipment                      660         549         111
Data processing                              338         309          29
Operations                                   334         304          30
Professional and legal                       280         243          37
Advertising and business development         215         194          21
Telephone and postal                         160         115          45
Supplies                                     130         174         (44)
Assessment and insurance                      83         100         (17)
Amortization expense                          47          47          --
Other expenses                               310         205         105
                                       ---------   ---------   ---------
     Total non-interest expense        $   5,730   $   4,963   $     767
                                       =========   =========   =========

Provision for Income Taxes

The provisions for income taxes for the nine-month periods ended September 30, 2006 and 2005 were $1,194,000 and $920,000, respectively. The effective tax rates for these periods were 35.1%, and 38.8%, respectively. The tax rate decreased for the 2006 period due to increased non-taxable income from municipal securities.


Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net Interest Income

Total interest income for the three-month period ended September 30, 2006 was $4.4 million, an increase of $1.1 million or 33% from the same period in 2005. Average earning assets in the 2005 period increased by $36.0 million or 18% compared to the 2005 period due to increases in average loans of $33.9 million or 18% and an increase in average available-for-sale securities of $5.3 million or 10%, partially offset by a decrease in average Federal funds sold of $3.2 million or 93%.

The weighted average tax-equivalent yield on total interest-earning assets was 7.76% in the 2006 period compared to 6.90% in the 2005 period. The increase in average yield from the 2005 period was attributable to higher average yields for all categories of interest earning assets, due to increases in the Federal funds rate and short and medium-term market interest rates.

Total interest expense for the three-month period ended September 30, 2006 was $1.5 million, an increase of $842,000 or 119% from the same period in 2005. Average interest-bearing liabilities in the 2006 period increased by $39.7 million or 33% compared to the 2005 period due to increases in average interest-bearing deposits of $15.6 million or 26%, increased average time deposits of $12.2 million or 28%, and an increase in average short-term debt of $12.2 million.

The average rate paid on interest-bearing liabilities was 3.87% in the 2006 period compared to 2.36% in the 2005 period. The increase in rates paid was attributable to increases in interest rates paid on deposits and increases in the three-month LIBOR rate, which is the index for junior subordinated interest debentures, and to incurrence of short-term debt.

Net interest income before provision for loan losses increased $244,000 to $2.9 million for the 2006 period from $2.6 million for the 2005 period due to total interest income increasing by a greater amount than total interest expense. Increased volume of net average earning assets resulted in an increase in the Company's interest income of $755,000 while increased volume of average interest-bearing liabilities caused an increase in interest expense of $328,000. Higher market interest rates caused interest income to increase by $332,000 and interest expense to increase by $514,000.

The Company's net interest margin on a tax equivalent basis decreased 36 bps (from 5.46% to 5.10%) in the 2006 period compared to the 2005 period. The decrease in net interest margin was generally attributable to the impact of higher rates on other interest bearing and time deposits, short-term borrowings and trust preferred securities, partially offset by increase volumes of loans.

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


                                        Average balances and weighted average yields and rates
                                        ------------------------------------------------------

                                                                       Three Months ended September 30,
                                                        ----------------------------------------------------------------
                                                                      2006                             2005
                                                        ------------------------------    ------------------------------
                                                                    Interest   Average                Interest   Average
                                                         Average    income/     yield/      Average   income/     yield/
(dollars in thousands)                                   Balance    Expense     Cost       Balance    Expense     Cost
                                                         -------    -------     ----       -------    -------     ----
ASSETS
Federal funds sold                                      $    234   $      3       5.09%   $  3,422   $     29       3.37%
Available-for-sale investment securities:
         Taxable                                          38,670        386       3.96%     42,315        389       3.66%
         Exempt from Federal income taxes                 18,407        188       6.14%      9,469         90       5.73%
                                                        --------   --------   --------    --------   --------   --------
    Total securities (1)                                  57,077        574       4.66%     51,784        479       4.04%
Loans (2) (3)                                            174,283      3,854       8.77%    140,351      2,836       8.04%
                                                        --------   --------   --------    --------   --------   --------
      Total interest-earning assets (1)                  231,594      4,431       7.76%    195,557      3,344       6.90%
                                                        --------                          --------

Noninterest-earning assets, net of allowance for loan
   losses                                                 17,333                            16,743
                                                        --------                          --------
       Total assets                                     $248,927                          $212,300
                                                        ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing                                     $ 76,216   $    551       2.87%   $ 60,647   $    220       1.44%
   Time deposits less than $100,000                       21,384        230       4.27%     18,966        120       2.52%
   Time deposits $100,000 or more                         34,407        405       4.67%     24,582        191       3.09%
                                                        --------   --------   --------    --------   --------   --------
   Total interest-bearing deposits                       132,007      1,186       3.56%    104,195        531       2.03%
Short-term debt                                           14,675        198       5.35%      2,388         22       3.67%
Long-term debt                                             8,817         95       4.27%      9,205         98       4.23%
Junior subordinated deferrable interest debentures         3,093         69       8.85%      3,093         55       7.07%
                                                        --------   --------   --------    --------   --------   --------
      Total interest-bearing liabilities                 158,592      1,548       3.87%    118,881        706       2.36%

Noninterest bearing deposits                              65,234                            70,848
Other liabilities                                          1,403                             1,304
                                                        --------                          --------
    Total liabilities                                    225,229                           191,033
Shareholders' equity                                      23,698                            21,267
                                                        --------                          --------
    Total liabilities and shareholders' equity          $248,927                          $212,300
                                                        ========                          ========

Net interest income and margin (1)                                 $  2,883       5.10%              $  2,638       5.46%
                                                                   ========   ========               ========   ========

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2) Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.
(3) Interest income includes amortized loan fees of $93 and $171 for 2006 and 2005, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (Average Volume) and changes in average interest rates (Average
Rate) for the three-month periods ended September 30, 2006 and 2005. Changes not solely attributable to volume or rates have been allocated to the rate components.


       Changes in net interest income due to changes in volumes and rates
       ------------------------------------------------------------------

                                                      2006 period vs. 2005 period
                                                  Increase (decrease) due to change in:
                                                     Average    Average
                                                     Volume     Rate (1)    Total
                                                     -------    -------    -------
(In thousands)
Increase (decrease) in interest income:
Federal funds sold                                   $   (27)   $     1    $   (26)
Investment securities
         Taxable                                         (34)        31         (3)
         Non-taxable                                     129        (31)        98
                                                     -------    -------    -------
         Total securities                                 95         --         95
Loans                                                    687        331      1,018
                                                     -------    -------    -------
     Total interest income                               755        332      1,087

(Decrease) increase in interest expense:
Savings and interest-bearing deposits                     56        275        331
Time deposits less than $100,000                          15         95        110
Time deposits $100,000 or more                            77        137        214
                                                     -------    -------    -------
              Total interest-bearing deposits            148        507        655
Short-term debt                                          185         (9)       176
Long-term debt                                            (5)         2         (3)
Junior subordinated deferrable interest debentures        --         14         14
                                                     -------    -------    -------
     Total interest expense                              328        514        842
                                                     -------    -------    -------
     Increase in net interest income                 $   427    $  (182)   $   245
                                                     =======    =======    =======

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Provision for Loan Losses

Based upon management's assessment of the adequacy of the allowance for loan losses and strong credit quality of the loan portfolio, no loan loss provision has been recorded during the three months ended September 30, 2006. During the same three-month period in 2005, the Company recorded a provision for loan losses of $157,000. The company had no loan charge-offs or recoveries during the 2006 or 2005 periods. The Company's loan portfolio composition and non-performing assets are further discussed under the financial condition section below.

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2006 and 2005 totaled $280,000 and $250,000, respectively, an increase of $30,000 or 12%. The components of non-interest income during each period were as follows:

                               Non-interest income
                               -------------------

                                          Three Months ended
                                             September 30,
                                           -----------------   -------
                                                               Increase
(in thousands)                               2006      2005   (Decrease)
                                           -------   -------   -------
Service charges                            $   148   $   132   $    16
Mortgage loan brokerage fees                    34        42        (8)
Earnings on cash surrender value of life
  insurance policies                            39        26        13
Other                                           59        50         9
                                           -------   -------   -------
     Total non-interest income             $   280   $   250   $    30
                                           =======   =======   =======

Service charges for the three months ended September 30, 2006 increased due to higher volume of deposits. Mortgage loan brokerage fees decreased due to a slowing residential real estate market. The increase in earnings on cash surrender value of life insurance policies resulted from additional policies purchased during the third quarter of 2006. The increase in other non-interest income was due to higher FHLB dividend income resulting from an increased investment in FHLB stock.

Non-Interest Expense

Non-interest expense was $1.9 million and $1.7 million, respectively, for the three-month periods ended September 30, 2006 and 2005, an increase of $151,000 or 9%. The increase was due primarily to increased employee related costs associated with the Company's growth. The increase in occupancy expenses was due to additional rent, depreciation, and utilities associated with the expansion of our Willow Plaza administrative office. The components of noninterest expense for the three-month periods ended September 30, 2006 and 2005 were as follows:

                              Non-interest expense
                              --------------------

                                      Three Months ended
                                         September 30,
                                       -----------------   -------
                                                           Increase
(in thousands)                           2006      2005   (Decrease)
                                       -------   -------   -------
Salaries and employee benefits         $ 1,043   $   958   $    85
Occupancy and equipment                    230       195        35
Data processing                            113       102        11
Operations                                 119       110         9
Professional and legal                     108        86        22
Advertising and business development        59        77       (18)
Telephone and postal                        50        36        14
Supplies                                    36        79       (43)
Assessment and insurance                    32        30         2
Amortization expense                        16        16        --
Other expenses                              87        53        34
                                       -------   -------   -------
     Total non-interest expense        $ 1,893   $ 1,742   $   151
                                       =======   =======   =======

Provision for Income Taxes

The provisions for income taxes for the three-month periods ended September 30, 2006 and 2005 were $454,000 and $387,000, respectively. The effective tax rates for these periods were 35.7%, and 39.1%, respectively. The tax rate decreased for the 2006 period due to increased non-taxable income from municipal securities.

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities. In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders' equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

                   Market value of securities available for sale
                   ---------------------------------------------

                                             September 30, 2006
                             ---------------------------------------------------
(in thousands)               Amortized    Unrealized   Unrealized      Fair
                                Cost         Gain         Loss         Value
                                ----         ----         ----         -----
U.S. government agencies     $    20,836  $         7  $     (345)  $     20,498
Mortgage-backed securities        12,985           62        (295)        12,752
Municipal securities              18,946          184         (26)        19,104
Corporate debt securities          4,541            -         (92)         4,449
                             -----------  -----------  ----------   ------------
    Total                    $    57,308  $       253  $     (758)  $     56,803
                             ===========  ===========  ==========   ============


                                             December 31, 2005
                             ---------------------------------------------------
(in thousands)               Amortized    Unrealized   Unrealized       Fair
                                Cost         Gain         Loss         Value
                                ----         ----         ----         -----
U.S. government agencies     $    21,389  $         6  $     (417)  $     20,978
Mortgage-backed securities         9,683            -        (293)         9,390
Municipal securities              15,640           53        (119)        15,574
Corporate debt securities          4,569            -        (120)         4,449
                             -----------  -----------  ----------   ------------
    Total                    $    51,281  $        59  $     (949)  $     50,391
                             ===========  ===========  ==========   ============

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

Loans

The Company's lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as the primary source of repayment. The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in  thousands)        September 30, 2006         December 31, 2005
                             ----------------------    ----------------------
Commercial                   $  40,195           22%   $  40,271           26%
Real estate - mortgage (1)      90,514           49       72,753           48
Real estate - construction      46,463           26       32,560           21
Agricultural                     3,831            2        4,432            3
Consumer and other               2,118            1        2,376            2
                             ---------    ---------    ---------    ---------
    Subtotal                   183,121          100%     152,392          100%
                                          =========                 =========
Deferred loan fees, net           (583)                     (635)
Allowance for loan losses       (1,746)                   (1,766)
                             ---------                 ---------
    Total loans, net         $ 180,792                 $ 149,991
                             =========                 =========

(1) Consists primarily of commercial mortgage loans.

During the nine months ended September 30, 2006, loan growth occurred in the categories of real estate - mortgage and real estate-construction. This growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes. One loan in this category, representing less than 10% of the increase, was a participation purchased from another bank. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the relatively low cost of real estate. Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets. Nonperforming assets at December 31, 2005 totaled $21,000, and were comprised entirely of nonaccrual loans. There were no non-performing assets at September 30, 2006.

Allowance for Loan Losses

The allowance for loan losses totaled $1.75 million or 0.95% of total loans at September 30, 2006. This compared to $1.77 million or 1.20% of total loans at September 30, 2005 and $1.77 million or 1.16% at December 31, 2005. There were $21,000 in loan charge-offs and no recoveries recorded during the 2006 period. The Company recorded $1,000 in loan charge-offs and no recoveries during the 2005 period. The allowance for loan losses is based on credit loss experience, portfolio mix and management's ongoing evaluation of loan portfolio risk and economic conditions. Based on information currently available, management believes that the allowance for loan losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                      Changes in allowance for loan losses
                      ------------------------------------

                                           Nine Months ended      Year ended
                                           September 30, 2006 December 31, 2005
                                            ----------------   ----------------
(dollars in thousands)

Balance, beginning                          $          1,766   $          1,401
Provision for loan losses                                 --                369
Charge-offs                                              (21)                (4)
Recoveries                                                --                 --
                                            ----------------   ----------------
Balance, ending                             $          1,745   $          1,766
                                            ================   ================

Net charge-offs (recoveries) to average
   loans outstanding                                    0.00%              0.00%
Average loans outstanding                   $        160,606   $        134,008
Ending allowance to total loans outstanding             0.95%              1.16%


Deposits

Total deposits were $197.5 million as of September 30, 2006, an increase of $4.9 million or 3% from the December 31, 2005 balance of $192.6 million. This increase followed growth in interest-bearing deposits during the nine month period ended September 30, 2006, which increased by $8.8 million or 14%. In addition, time deposits increased by $3.8 million or 7% over the same period. These were offset by a decline in non-interest bearing deposits of $7.7 million or 10%. The percentage of non-interest bearing accounts at September 30, 2006, while still favorable at 34% of total deposits, decreased from December 31, 2005's 39% due to rising interest rates which caused some redeployment into interest-bearing accounts.

Total deposits at September 30, 2006 and December 31, 2005 are summarized in the following table:

                                Deposit Portfolio
                                -----------------

(dollars in thousands)      September 30, 2006     December 31, 2005
------------------------   -------------------    -------------------
Non-interest bearing       $ 67,696         34%   $ 75,419         39%

Interest bearing             72,368         37      63,549         33

Time deposits                57,408         29      53,613         28
                           --------   --------    --------   --------
          Total Deposits   $197,472        100%   $192,581        100%
                           ========   ========    ========   ========

Borrowings

At September 30, 2006, the Company had outstanding borrowings from the Federal Home Loan Bank (FHLB) totaling $36.6 million. This debt was comprised of $27.8 million of short-term, adjustable rate debt, and $8.8 million and of long-term fixed rate debt. At December 31, 2005, the Company had no short-term debt and long-term debt totaling $9.1 million. At September 30, 2006, the long-term borrowing rate was 4.29% and the short-term borrowing rate was 5.38%. The Company utilized short-term borrowings from the FHLB to fund a portion of its asset growth in 2006 as rising interest rates adversely affected core deposit growth. Long-term borrowings from the FHLB were incurred prior to 2005 primarily for the purpose of funding fixed rate loans. The remaining principal balance of long-term debt is scheduled to mature through January 2012. The $3.1 million balance of junior subordinated deferrable interest debentures at September 30, 2006 remained unchanged from December 31, 2005.

Capital Resources

At September 30, 2006 and December 31, 2005, all of the Company's capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a "well capitalized" institution.

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

Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At September 30, 2006, and December 31, 2005, the entire $3.0 million was included in Tier 1 capital.

On February 21, 2006, the Company's Board of Directors declared a 5% stock dividend which was paid on May 16, 2006 to shareholders of record on April 28, 2006. All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend. The Company did not pay stock dividends in 2005. The Company has not declared or paid cash dividends since inception. The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends in the foreseeable future.

The following table summarizes the Company's risk-based capital ratios as of September 30, 2006 and December 31, 2005:

                       Capital and capital adequacy ratios
                       -----------------------------------

                                       September 30, 2006           December 31, 2005
                                       ------------------           -----------------
(dollars in thousands)                Amount         Ratio        Amount         Ratio
                                      ------         -----        ------    ----------
Leverage Ratio
--------------
Valley Commerce Bancorp
    and Subsidiary                  $    27,751         11.2%   $    25,322         11.5%
Minimum regulatory requirement      $    11,100          4.0%   $    10,129          4.0%

Valley Business Bank                $    27,477         11.1%   $    24,927         11.3%
Minimum requirement for "Well-
    Capitalized" institution        $    13,739          5.0%   $    12,464          5.0%
Minimum regulatory requirement      $    10,991          4.0%   $     9,871          4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------
Valley Commerce Bancorp
    and Subsidiary                  $    27,751         13.3%   $    25,322         14.8%
Minimum regulatory requirement      $     8,367          4.0%   $     6,836          4.0%

Valley Business Bank                $    27,477         13.1%   $    24,927         14.6%
Minimum requirement for "Well-
    Capitalized" institution        $    12,544          6.0%   $    10,242          6.0%
Minimum regulatory requirement      $     8,362          4.0%   $     6,828          4.0%

Total Risk-Based Capital Ratio
------------------------------
Valley Commerce Bancorp
    and Subsidiary                  $    29,497         14.1%   $    27,088         16.0%
Minimum regulatory requirement      $    16,733          8.0%   $    13,672          8.0%

Valley Business Bank                $    29,223         14.0%   $    26,693         15.6%
Minimum requirement for "Well-
    Capitalized" institution        $    20,906         10.0%   $    17,070         10.0%
Minimum regulatory requirement      $    16,725          8.0%   $    13,656          8.0%


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

The Company's off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $46.8 million and $2.0 million, respectively, at September 30, 2006. Management monitors these arrangements each accounting period in the overall assessment of the Company's liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

The Company's strategic objectives include expanding through opening of "de novo" branches and loan production offices in the near term and acquiring branch offices from other institutions in the longer term. The addition of branch offices is expected to involve significant cash outlays, e.g., for buildings, improvements, and equipment. The Company's planning efforts consider the impact of such cash outlays so that sufficient liquidity is maintained for both capital and operational needs.


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

(b) CHANGES IN INTERNAL CONTROL

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


(a) These were no unregistered sales of equity securities during the first nine months of 2006.

(b) The Company did not repurchase any stock during the first nine months of 2006.

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



                                VALLEY COMMERCE BANCORP



Date: November 8, 2006          By:  /s/ Donald A. Gilles
                                     ----------------------------------------
                                     Donald A. Gilles
                                     President and Chief Executive Officer



Date: November 8, 2006          By:  /s/Roy O. Estridge
                                     ----------------------------------------
                                     Roy O. Estridge, Chief Financial Officer

                                  Exhibit Index


31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1          Section 1350 Certifications of Chief Executive Officer and Chief
               Financial Officer