Form 10-K
period 2006-12-31
Valley Commerce Bancorp
filed 2007-04-02
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51949

Valley Commerce Bancorp
(Name of Small Business Issuer in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Court Street, Visalia, California 93291
(Address of principal executive offices and Zip Code)

(559) 622-9000
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year: $17,745,731

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $33,772,008, based upon the closing price of the issuer’s Common Stock reported March 21, 2007, on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.  This determination is not necessarily conclusive.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 13, 2007, 2,217,588 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be used in conjunction with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-K.

Part I

PART I

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K including, but not limited to, those described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7)changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; changes in laws and regulations; recently issued accounting pronouncements; government policies, regulations, and their enforcement (including (12) Bank Secrecy Act-related matters, taxing statutes and regulations; (13) restrictions on dividends that our subsidiaries are allowed to pay to us; (14) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Annual Report on Form 10-K the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1 - BUSINESS

General

The Company. Valley Commerce Bancorp (the “Company”) was incorporated on February 2, 2002 as a California corporation, for the purpose of becoming the holding company for Valley Business Bank (the “Bank,” formerly Bank of Visalia), a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”).

At December 31, 2006, the Company had one banking subsidiary, the Bank. The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders, will generally be paid from dividends paid to the Company by the Bank.

The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis.

At December 31, 2006, the Company’s assets totaled $263.8 million. As of January 31, 2007, the Company had a total of 77 employees and 75.0 full time equivalent employees, including the employees of the Bank.

This Annual Report on Form 10-K and other reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (SEC) will be accessible on the Company’s website, www.valleybusinessbank.net, as soon as practicable after the Company files the document with the SEC. These reports are also available through the SEC’s website at www.sec.gov.

The Bank. The Bank was organized in 1995 and commenced business as a California state chartered bank in 1996.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank’s target customers are local businesses, professionals and commercial property owners. The Bank’s income is derived primarily from interest earned on loans, and, to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans. The Bank’s major operating expenses are the interest paid on deposits and borrowings, and general operating expenses. In general, the business of the Bank is not seasonal.

The Bank conducts its business through its branch offices located in Visalia, Fresno, Woodlake and Tipton, and a loan production office in Tulare, all in California’s South San Joaquin Valley. The Visalia office opened in 1996 and the Visalia/Tulare county area is the current principal market of the Bank. The Woodlake and Tipton branch offices were acquired from Bank of America in 1998, primarily to obtain core deposits. The Fresno Branch was acquired in 2003 to allow the Bank to commence commercial banking operations in the Fresno metropolitan area. Management anticipates that over time the Fresno area will develop into a principal market of the Bank.

In July 2005, the Bank changed its name from Bank of Visalia to Valley Business Bank to facilitate its further expansion within the South San Joaquin Valley.

On August 16, 2006, the Company closed escrow on the purchase of land in the city of Tulare in the amount of $401,000. A full service branch will be constructed on the site and is expected to be completed in 2008. The new branch office will replace the Tulare loan production office that has been operating in leased quarters since January 2005.

The Bank intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions. New branches and loan production offices provide the Bank with greater opportunity to expand its core deposit base and increase its lending activities. All future branches are subject to regulatory approval.

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans. It also originates a small number of consumer and agricultural loans and broker single-family residential loans to other mortgage lenders. The Bank targets small businesses, professionals and commercial property owners in its market area for loans. It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff. The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate. At March 26, 2007, Valley Business Bank’s prime rate was equivalent to the prevailing national prime rate as published in the Wall Street Journal. The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs. For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank. At December 31, 2006 approximately 74% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 22% of the loan portfolio was comprised of commercial loans.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California. Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base.

Bank Deposit Activities. The Bank offers a full range of deposit products including non-interest bearing demand deposit accounts and interest-bearing money market, savings, and time deposit accounts. The Bank also has access to time deposits through deposit brokers.

The Bank’s deposits are a combination of business and consumer accounts.  No individual deposit account or group of related deposit accounts is considered material in relation to the Bank’s total deposits. The loss of any one account or group of related accounts is not expected to have a material adverse effect on the Bank.

Other Bank Services. The Bank has offered Internet banking services since July 2002. As new technology becomes available, the Bank intends to continue expanding its Internet based banking services for the benefit of its customers. The Bank also offers courier services, travelers’ checks, safe deposit boxes, banking-by-mail, and other customary bank services. The Bank provides certain services such as international banking transactions to its customers through correspondent banks.

During the Bank’s past two fiscal years, there have been no significant changes in the kinds of services rendered, or the methods of distribution of such services. Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position. The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

Competition and Growth. The Company’s primary market area has been Tulare County. In California generally and in the Company’s market area specifically, major banks and large regional banks dominate the commercial banking industry. Many of the Company’s competitors have substantially greater lending limits than the Bank, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

The Company’s principal competitors for deposits and loans are major banks, other local banks, savings and loan associations, credit unions, and brokerages. In addition, management anticipates that improved technology and effective marketing strategies will enable nontraditional competitors such as internet based financial services companies to effectively compete for loan and deposit business.

Despite a very competitive banking environment, the Company has grown significantly in the last three years. Total assets grew from $139.6 million at December 31, 2003, to $263.8 million at December 31, 2006, an increase of 89%. Growth in the regional economy and the Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s growth over the last three years is detailed further in the following table:

	December 31,
(dollars in 000’s)	2003	2004	2005	2006
Total assets	$139,611	$186,007	$228,011	$263,800
Loans, net	101,177	114,834	149,991	184,077
Deposits	119,668	156,424	192,581	207,576
Shareholders’ equity	11,020	16,333	21,909	25,448

As of June 30, 2006 (date of latest available statistics from FDIC), there were 10 commercial banks and savings associations with a total of 62 offices in Tulare County. On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 5.2% of the total $3.5 billion in deposits. The Company believes that it can gain additional market share in its principal market of Tulare County while it develops a core customer base in the metropolitan Fresno area.

Regulation and Supervision

The Company became subject to many of the requirements of the Sarbanes-Oxley Act discussed below at the commencement of the common stock offering described in Part II, Item 7 under “Capital Resources.” The Company anticipates that continued compliance with these requirements will require substantial additional costs in future years.

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

Holding Company Regulation. Valley Commerce Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring ownership or control of more than 5% of the voting stock of any bank. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each of their subsidiary banks and to commit resources to support each subsidiary. The Federal Reserve Board has issued regulations that describe the activities in which a bank holding company can and cannot engage. In general, bank holding companies can engage in the business of banking, managing or controlling banks, furnishing services to or performing services for their subsidiary banks, and activities closely related to banking.

A holding company for a bank and any subsidiary which it may acquire or organize are deemed to be affiliates of the bank and are therefore subject to the Federal Reserve Act. This means, for example, that there are limitations on loans by the bank to affiliates, on investments by the bank in any affiliate’s stock and on the bank’s taking any affiliate’s stock as collateral for loans to any borrower. Also, transactions by the bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

Sections 23A and 23B of the Federal Reserve Act limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank’s access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. Federal Reserve Board Regulation W comprehensively implements sections 23A and 23B of the Federal Reserve Act. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

The Company is also prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, generally a bank may not extend credit on the condition that the customer obtain some additional service from the bank or its parent company, or refrain from obtaining such service from a competitor.

Bank Regulation. Federal law mandates frequent examinations of all banks, with the costs of examinations assessed against the bank. Valley Business Bank’s primary federal regulator is the FDIC. As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California Commissioner of Financial Institutions and the FDIC, and must comply with certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination by these agencies is generally intended to protect depositors and is not intended for the protection of shareholders.

Capital Adequacy Requirements. Valley Commerce Bancorp is subject to the capital adequacy regulations of the Federal Reserve Board and Valley Business Bank is subject to the capital adequacy regulations of the FDIC. The regulations incorporate both risk-based and leverage capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital. The Company’s capital requirements and actual ratios are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, which is included as Item 7.

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

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to actions by federal regulators for unsafe or unsound practices or for violation of any law, rule, regulation or condition imposed in writing by the agency or included in any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contains necessary technical and conforming changes to implement deposit insurance reform. In addition to several other significant changes, the Reform Act provided for merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

The Deposit Insurance Fund of the FDIC insures customer deposits up to prescribed limits for each depositor. The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance. The FDIC approved a final rule to determine risk-based assessment rates on November 2, 2006. An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

Community Reinvestment Act. The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, and to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In its assessment of Community Reinvestment Act performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance. The Bank has a “satisfactory” rating.

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

The Americans with Disabilities Act, in conjunction with similar California legislation, requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers. The Americans with Disabilities Act has two major objectives: (1) to prevent discrimination against disabled job applicants, job candidates and employees, and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities such as Valley Business Bank must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization, although states were given the ability to prohibit interstate mergers with banks in their own state. Adequately capitalized and managed bank holding companies are permitted to acquire banks located in any state, subject to certain exceptions. Also, a bank may establish and operate de novo branches in any state in which that bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state. California does not permit out-of-state banks to acquire existing branches or establish de novo branches in California; an out-of-state bank that wishes to enter California must acquire an existing bank or establish a new one.

Financial Modernization Act. The Financial Modernization Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, it contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. The Financial Modernization Act also broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries and provides an enhanced framework for protecting the privacy of consumer information.

In order for the Company to take advantage of the ability to affiliate with other financial services providers, it must become a “financial holding company” as permitted under an amendment to the Bank Holding Company Act affected by the Financial Modernization Act. The Company currently meets the requirements to make an election to become a financial holding company but it has not determined to become financial holding company.

Pursuant to the Financial Modernization Act, the federal banking agencies have released joint rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial and other personal information provided by consumers. The rules, which establish privacy standards to be followed by state banks such as the Bank, require a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties by “opting out” of that disclosure.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client require pre-approval by the company’s audit committee. In addition, Sarbanes-Oxley adopted requirements for accounting firm partner rotation after five years. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate the certification requirement. In addition, under Sarbanes-Oxley, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or to the board itself.

Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must disclose on a current basis certain changes in their business. In most cases directors and executive officers must provide information regarding changes in ownership in a company’s securities within two business days of the change. Sarbanes-Oxley increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s public accounting firm. Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as defined by the SEC) and if not, why not. Sarbanes-Oxley also requires the public accounting firm that issues a company’s audit report to attest to and report on management’s assessment of the company’s internal controls. For the Company, this component of the legislation will become effective with the audit of the 2008 consolidated financial statements.

USA PATRIOT Act. The terrorist attacks in September 2001 impacted the financial services industry and led to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Part of the USA PATRIOT Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. Additional regulations implement minimum standards to verify customer identity, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

Recent Legislation and Other Changes. Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time. The following include some of the recent laws and regulations affecting banking.

•
The FDIC amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (see “Premiums for Deposit Insurance” above). The final rule provides for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule is effective on October 12, 2006.

•
The Federal Reserve Board in February 2006 approved a final rule that expands the definition of a small bank holding company under its Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small bank holding companies that are higher than what would typically be permitted for larger small bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board has raised the small bank holding company asset size threshold from $150 million to

$500 million and amended the related qualitative criteria for determining eligibility as a small bank holding company for the purposes of the policy statement and the capital guidelines.

•
The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to become effective on July 1, 2006. The final rule provides that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer’s salary, wages, or other employee compensation are made on a recurring basis. The final rule also provides financial institutions with an alternative to providing periodic statements for payroll card accounts if they make account information available to consumers by specified means.

•
The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgages and “payment option” adjustable-rate mortgages. The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, and an allowance for loan and lease losses that reflects the collectibility of the portfolio.

•
The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL or ALL in the absence of lease assets) along with supplemental frequently asked questions. The policy statement replaced a 1993 policy statement on the ALLL and addresses the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL, primarily the responsibility to ensure that the ALLL is stated in accordance with generally accepted accounting principles (GAAP) and that the methodology used for determining the ALLL is consistent with supervisory guidance. The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

•
The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

•
A new California law makes it easier for California banks to accept deposits from local government agencies. Under the old law, local agency deposits over $100,000 had to be secured by collateral. Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network. Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes. AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network. Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral. The bill permits agencies to make these deposits until January 1, 2012.

Other legislative and regulatory initiatives which could affect the Company and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. The Company cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which it might affect the Company’s business.

Recent Accounting Pronouncements

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes -An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

Consideration of the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows and no cumulative adjustment was required.

ITEM 1A - RISK FACTORS

Deterioration of local real estate values could reduce profitability. At December 31, 2006, approximately 83% of the Company’s loan portfolio was secured by real estate. There has been a rapid increase in real estate values in our market area in recent years, and the occurrence of a real estate recession affecting our market area would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us. Therefore, our financial condition may be adversely affected by a decline in the value of the real estate securing our loans.

Deterioration of local economic conditions could reduce profitability. Our lending operations and customer base are concentrated in Tulare and Fresno Counties which are located in the Central Valley region of California. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these areas. Tulare and Fresno Counties are among the leading counties in the United States for agricultural production and a significant downturn in the local agricultural economy due to commodity prices, real estate prices, public policy decisions, natural disaster, or other factors could result in a decline in the local economy in general, which could in turn negatively impact the Company. General recessionary conditions in our market area could directly affect the Company by causing us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.

The Company’s strategies for growth may prove to be unsuccessful and reduce profitability. The Company intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions. The success of such expansion is dependent upon the Company’s ability to attract and retain qualified personnel, negotiate effectively, manage a growing number of customer relationships, and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. If the Company is unsuccessful in any of these areas, its financial performance could be adversely affected. In addition, future expansion may result in compliance and operational deficiencies which may require less aggressive growth or additional expenditures to expand the operational infrastructure.

Loss of executive officers or key personnel could reduce the Company’s future profitablity. The Company depends upon the skills and reputations of its executive officers and other key employees for its future success. The loss of any of these key persons could adversely affect the Company. No employment or non-compete agreements have been executed with any Company employee and therefore no assurance can be given that the Company will be able to retain its existing key personnel or that key personnel will not, upon leaving the Company’s employment, become employed by a competing institution.

Credit risk could reduce profitability. The Company manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. In addition, a loan review covering both new and existing loans is performed annually by an independent loan review firm. The Company’s ability to identify and assess the risk characteristics of the loan portfolio is critical for continued profitability and growth. Management strives to maintain the Company’s historically low level of loan losses by placing continuing emphasis on credit quality in the loan approval process, and through active monitoring of the portfolio. The Company has a comprehensive loan review and grading system that continually assesses the credit risk inherent in the loan portfolio. The Company’s credit administration personnel closely evaluate the primary and secondary sources of repayment of all credits granted with strong emphasis on cash flows.

The credit quality of the loan portfolio may be influenced by local and national economic trends and business cycles. Management closely monitors these trends and makes timely adjustments to lending policies and underwriting standards to mitigate losses in an economic downturn; however, no assurance can be given that losses will not occur should adverse economic circumstances materialize.

The Company maintains an allowance for loan losses (ALL) based upon the Company’s actual losses over a relevant time period and management’s assessment of all relevant factors that may cause future loss experience to differ from its historical loss experience. Although the Company maintains a rigorous process for determining the ALL, it can give no assurance that it will be sufficient to cover future loan losses. If the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require the Company to increase its ALL, earnings could be significantly and adversely impacted.

Interest rate risk could reduce profitability. The Company’s earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). Net interest income is affected by changes in the interest rates earned on interest earning assets, the interest rates paid on interest bearing liabilities, and the average balance of interest-earning assets and interest-bearing liabilities. The interest rates earned on assets and paid on liabilities are affected principally by direct competition, and general economic conditions at the state and national level and other factors beyond the Company’s control such as actions of the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies.

Because the Company is highly dependent on net interest income, it faces the risk that its profitability and economic value will be adversely impacted by changes in interest rates. The Company reduces its exposure to interest rate fluctuations by managing the balances and maturities of its interest sensitive assets and liabilities in order to stabilize net interest income and economic value across a variety of interest rate environments. Although the Company maintains a rigorous process for managing interest rate risk, the Company can provide no assurance that its interest rate risk management efforts will prevent earnings from being significantly and adversely impacted by changes in interest rates.

Strong competition may reduce profitability. Along with larger national and regional banks and other local banks, the Company competes for customers with finance companies, brokerage firms, insurance companies, credit unions, and internet-based banks. Certain of these non-bank competitors have advantages over the Company in accessing funding and in providing various services, or, in the case of credit unions, are significantly tax advantaged. Major banks have substantially larger lending limits than the Company and can perform certain functions for their customers which the Company is not presently able to offer directly. Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to the Company’s and compete for the same management personnel and the same potential acquisition and merger candidates. Ultimately, competition can reduce our profitability, as well as make it more difficult to increase the size of our loan portfolio and deposit base.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments with the Securities and Exchange Commission

ITEM 2 - PROPERTIES

The following table summarizes certain information about the Company’s main office and branch offices:

Office location	Year opened	Approximate square footage	Owned or leased

Main office 200 South Court Street Visalia, California	1996	8,700	Leased

Administrative office 100 Willow Plaza, Suites 101 & 105 Visalia, California	2003	4,972	Leased

Fresno branch 1377 West Shaw Avenue, Suite 101 Fresno, California	2003	3,216	Leased

Woodlake branch 232 North Valencia Woodlake, California	1998	5,000	Owned

Tipton branch 174 South Burnett Tipton, California	1998	5,610	Owned

Tulare Loan Production Office 1635 E. Prosperity, Suite B Tulare, California	2005	1,192	Leased

The Visalia main office is leased under a noncancelable operating lease with a nonaffiliated third party expiring 2009 with the option to extend the lease for two additional five-year terms. The primary operating area consists of approximately 8,700 square feet of space comprising the entire usable space in a single-story building. The lease arrangement for the primary operating area is a “triple net lease” with monthly rent of $11,200 until the term expires on November 30, 2009. In the event the renewal option is exercised, the annual rent to be paid will be equivalent to 10% of the fair market value of the leased premises.

In close proximity to the main office is the Willow Plaza administrative office housing credit and finance personnel which is comprised of two connected office suites of approximately 4,972 square feet located in a four-story office building. These premises are leased from a related party under noncancelable operating leases which expire June 30, 2008 with an option to extend for two additional years. The lease arrangement is a “triple net lease” with combined monthly rent of $7,408 until the term expires on June 30, 2008. In the event the renewal option is exercised, the annual rent to be paid will increase by approximately 3.5% in each of the extension years.

The Fresno branch is leased under a noncancelable operating lease with a nonaffiliated third party for five years with no option to extend. The primary operating area consists of approximately 3,216 square feet of space comprising the entire usable space in a single-story building. The lease arrangement for the primary operating area is a “triple net lease” expiring October 31, 2007. Monthly rent under the lease is $5,429 for the fifth year. This lease will not be renewed since the Fresno branch will be relocated prior to the lease expiration date. Commencing approximately September 1, 2007, the Fresno branch will be relocated to a 3,775 square foot office in a desirable Fresno area. The lease arrangement for this space is a 10-year triple net lease with monthly rent of $6,040 for the first five years, and $7,738 for the last five years.

The Tulare loan production office is leased under a nine month noncancelable operating lease with a non affiliated third party, with options to renew every six months. The primary operating area consists of approximately 1,192 square feet of office space in a single-story building. The lease arrangement for the primary operating area has been extended to January 1, 2008. The current monthly rent is $1,560 over the term of the lease. A new Tulare Branch office is scheduled to open during 2008 which will result in the closing of the Tulare loan production office. The Company will therefore seek a lease extension in 2008 until the new office is opened.

At December 31, 2006, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $1,832,000. Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Management is not aware of any legal proceedings or claims that it believes could materially harm the Company’s business or revenues.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this annual report. The 2007 Annual Meeting of Shareholders will be held at 6 p.m., local time, on May 15, 2007, at the Visalia Convention Center, Charter Oak Ballrooms A and B, 303 East Acequia Avenue, Visalia, California 93291.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “VCBP.OB.” Historically, there has been a limited over-the-counter market for the Company’s common stock although trading activity increased markedly in the aftermath of the common stock offering in 2004 - 2005. Wedbush Morgan Securities Inc. and Howe Barnes Hoefer & Arnett Inc. have acted as market makers for the Company’s common stock. These market makers have no obligation to make a market in the Company’s common stock, and they may discontinue making a market at any time.

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2005, and is based upon information provided by market makers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. In addition, the quotations have been adjusted for a 5% stock dividend paid in May 2006. There was no stock dividend or stock split in 2005.

	High and low bid quotations
	High	Low
2006
Fourth quarter	$24.00	$19.90
Third quarter	21.00	19.95
Second quarter	20.71	19.00
First quarter	20.71	17.62

2005
Fourth quarter	$19.05	$15.29
Third quarter	17.62	15.95
Second quarter	15.96	15.24
First quarter	15.96	14.76

As of March 25, 2007, there were 467 record holders of the Company’s common stock and approximately 363 beneficial holders.

Dividend Policy. The Company has not paid any cash dividends on common stock since its inception in 1996. The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends on capital stock in the foreseeable future.

Holders of the Company’s common stock will be entitled to receive such cash dividends as may be declared by the board of directors out of funds legally available for that purpose. The Company is subject to certain restrictions on dividends under the California General Corporation Law. Generally, California law permits the Company to pay dividends not exceeding its retained earnings. In the alternative, the Company may pay a greater amount as dividends if its tangible assets after the dividends would be at least 125% of its liabilities (other than certain deferred items) and certain financial ratio tests are met. However, a bank holding company ordinarily cannot meet these alternative requirements. In addition, the Company has agreed not to pay cash dividends if it is in default or deferring interest payments on trust preferred securities.

The Company’s ability to pay cash dividends will also depend to a large extent upon the amount of cash dividends paid by the Bank to Valley Commerce Bancorp. The ability of the Bank to pay cash dividends will depend upon its earnings and financial condition. Under California law, a California-chartered bank may pay dividends not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (less any previous dividends; provided, with the prior regulatory approval, a bank may pay dividends not exceeding the greatest of (a) its retained earnings, (b) its net income for the previous fiscal year or (c) its net income for the current fiscal year). The Company’s ability to pay dividends is also subject to certain covenants contained in the indentures related to its trust preferred securities. However, the Bank has no formal dividend policy, and dividends are issued in the sole discretion of the Bank’s board of directors. There can be no assurance as to when or whether a dividend will be paid or the amount of any dividend. The Bank currently has a policy of retaining earnings to support the growth of the Bank except as necessary to enable Valley Commerce Bancorp to pay its direct expenses and amounts due under subordinated debentures issued in connection with trust preferred securities.

The Company paid 5% stock dividends in each year from 2000 to 2006, except for 2005. The Company issued a three-for-two stock split in September 2004.

Repurchases. The Company did not repurchase any of its securities during the fourth quarter of the period covered by this report.

Equity Compensation Plan Information

In 1997, the Company established a Stock Option Plan for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. During 2006, 1,542 incentive stock options and 22,596 non-statutory stock options were exercised, and 10,000 stock options were granted. No stock options were granted or exercised during 2005.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	224,349	$7.95	115,618
Equity compensation plans not approved by security holders	None	Not applicable.	None

Valley Commerce Bancorp Stock Performance Graph

The graph below compares the cumulative total shareholder return on Valley Commerce Bancorp’s (Valley Business Bank’s prior to November 2002) common stock to the cumulative total return of the NASDAQ Composite Index, the NASDAQ Bank Index, and the S & P 500 Index. The graph assumes that a $100 investment was made in the Company’s Common Stock as well as the other indexes on December 31, 2001 and that all dividends were reinvested. The chart represents the average closing price for the month of December in each of the years presented.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Valley Commerce Bancorp	100	121	120	205	248	293
S&P 500	100	78	100	111	117	135
NASDAQ - Total US	100	69	104	113	116	128
NASDAQ - Bank Index	100	103	133	152	148	166

Registrar and Transfer Agent

Registrar and Transfer Company is the registrar and transfer agent for the Company’s common stock. Its address is 10 Commerce Drive, Cranford, New Jersey 07016. Its phone number is (800) 368-5948 and its email address is invrelations@rtco.com.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7. The financial information contained in the table is unaudited. The results of operations for 2006 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except per share data)	2002	2003	2004	2005	2006
Statement of Income
Interest income	$6,404	$7,188	$8,737	$12,504	$16,750
Interest expense	1,454	1,426	1,622	2,683	5,561
Net interest income	4,950	5,762	7,115	9,821	11,189
Provision for loan losses	405	315	138	369	-
Net interest income after provision for loan losses	4,545	5,447	6,977	9,452	11,189
Non-interest income	1,065	1,055	1,341	888	996
Non-interest expense	4,079	4,648	5,662	6,810	7,653
Income before income taxes	1,531	1,854	2,656	3,530	4,532
Income taxes	600	705	1,027	1,367	1,576
Net income	931	1,149	1,629	2,163	2,956

Per Share Data (4):
Basic earnings per share	$0.63	$0.77	$1.08	$1.00	$1.34
Diluted earnings per share	$0.61	$0.74	$1.01	$0.94	$1.28
Book value - end of period	$6.67	$7.29	$8.70	$10.00	$11.43
Average shares outstanding-basic	1,488,978	1,492,796	1,512,402	2,165,803	2,202,038
Average shares outstanding-diluted	1,525,202	1,558,152	1,614,957	2,292,955	2,313,409
Shares outstanding - end of period	1,350,547	1,437,956	1,877,671	2,191,628	2,215,765

Balance Sheet
Total loans, net	$76,988	$101,177	$114,834	$149,991	$182,332
Allowance for loan losses	1,102	1,393	1,401	1,766	1,746
Total assets	120,365	139,611	186,007	228,011	263,800
Total deposits	107,759	119,668	156,424	192,581	207,576
Total shareholders' equity	9,937	11,020	16,333	21,909	25,448

Selected Performance Ratios:
Return on average assets	0.85%	0.89%	1.04%	1.05%	1.22%
Return on average equity	9.85%	11.01%	13.84%	10.44%	12.59%
Net interest margin (1)	5.03%	4.85%	5.00%	5.23%	5.15%
Average net loans as a percentage of average deposits	81.9%	81.4%	80.2%	78.3%	85.8%
Efficiency ratio	66.8%	67.4%	66.2%	63.6%	62.3%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2002	2003	2004	2005	2006
Selected Asset Quality Ratios:
Nonperforming assets to total assets	1.0%	0.7%	0.0%(3)	0.0%(3)	0.0%
Nonperforming loans to total loans	1.5%	1.0%	0.1%	0.0%(3)	0.0%
Net loan charge-offs to average loans	0.5%	0.0%	0.1%	0.0%(3)	0.0%(3)
Allowance for loan losses to total loans	1.41%	1.40%	1.20%	1.16%	0.95%
Allowance for loan losses to nonperforming loans	92.8%	138.2%	1729.6%	8409.5%	---- (2)

Capital Ratios:
Bank
Leverage	8.0%	9.8%	8.4%	11.3%	11.0%
Tier 1 Risk-Based	10.8%	12.7%	11.4%	14.6%	13.4%
Total Risk-Based	12.1%	14.0%	12.5%	15.6%	14.2%
Consolidated
Leverage	8.0%	10.0%	10.8%	11.5%	11.1%
Tier 1 Risk-Based	10.8%	13.0%	14.7%	14.8%	13.5%
Total Risk-Based	12.1%	14.2%	15.8%	15.9%	14.3%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
(2)	There were no nonperforming loans at December 31, 2006
(3)	Less than .05%
(4)	All share and per share data has been retroactively restated to reflect the September 2004 three-for-two stock split and the 5% stock dividends issued in May 2006, 2004 and 2003.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the selected financial data appearing in Item 1, Business, and the financial statements and notes thereto appearing in Item 8, Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K.

Overview

The Company is the holding company for Valley Business Bank, a California state chartered bank.  The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest earned on loans, and, to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans. The Bank’s major operating expenses are the interest paid on deposits and borrowings, and general operating expenses, including salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations. The Company does not currently conduct any operations other than through the Bank.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s accounting policies are integral to understanding the financial results reported. The most complex of these accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The accounting areas where management’s judgment is most likely to materially impact the Company’s financial results are:

Allowance for Loan Losses. The allowance for loan losses is maintained to provide for estimated credit losses that it is probable the Company will incur as of the balance sheet date. Loans determined to be impaired are evaluated individually by management for determination of the specific loss, if any, that exists as of the balance sheet date. In addition, reserve factors are assigned to currently performing loans by loan type based on historical loss rates and adjusted for various qualitative factors such as economic and market conditions, concentrations and other trends within the loan portfolio. When management believes that additional reserves are needed, the allowance for loan losses is increased by recording a charge to operations through the provision for loan losses. The allowance is decreased as loans are charged-off, net of recoveries.

Management believes the allowance for loan losses is a “critical accounting estimate” because management’s estimate of credit losses on loans not already identified as impaired; i.e., loans that are currently performing, requires management to carefully evaluate the pertinent facts and circumstances as of the balance sheet date to determine how much, if any, adjustment is required to the historical loss rate for each loan type. In addition, estimates of credit losses on currently performing loans are subject to change in future reporting periods as facts and circumstances change. For example, a decline in the California real estate market may result in management raising its estimate of credit losses if such estimated losses are considered probable at the balance sheet date.

Management reviews the adequacy of the allowance for loan losses at least quarterly. Further information is provided in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis.

Available for Sale Securities. Available-for-sale securities are required to be carried at fair value. Management believes this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Changes in the fair value of available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

Deferred Income Taxes. Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Management believes this is a “critical accounting estimate” in that an estimate of future earnings is required to support its position that the benefit of the Company’s deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”). Under SFAS 123(R), compensation cost is recognized for all awards that vest subsequent to the date of adoption based on the grant-date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 123(R). We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate. In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

Results of Operations

Overview

The Company earned net income of $2.96 million, or $1.28 per diluted share, for the year ended December 31, 2006, compared to $2.16 million, or $0.94 per diluted share, for the year ended December 31, 2005. Net income was $1.63 million, or $1.01 per diluted share, for the year ended December 31, 2004. The return on average assets was 1.22% for 2006, 1.05% for 2005, and 1.04% for 2004. The return on average shareholders’ equity for 2006, 2005, and 2004 was 12.59%, 10.44%, and 13.84%, respectively.

The increase in earnings for 2006 was related to the Company’s continued strong loan growth, partially offset by an increase in the cost of funds and additional personnel and occupancy costs associated with the Company’s continued expansion.  The ratio of non-interest expense to net operating revenue (efficiency ratio) improved to 62.8% for 2006 from 63.6% for 2005 and 66.2% for 2004.  This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.  The improvement in the efficiency ratio resulted primarily from the $1.4 million increase in net interest income in 2006 as discussed below, which more than offset the increase in non-interest expense.  A significant component of 2004 earnings not present in 2006 or 2005 was income resulting from the sale of other real estate acquired upon foreclosure.  During the third quarter of 2004, the Company recognized $0.4 million in interest income from the collection of interest previously reversed, and a $0.4 million gain on sale of other real estate.  The after tax effect of these items on 2004 earnings was approximately $0.5 million.

At December 31, 2006, the Company’s total assets were $263.7 million, an increase of $35.7 million or 16% compared to December 31, 2005. Total loans, net of the allowance for loan losses, were $182.3 million at December 31, 2006, representing an increase of $32.3 million or 22% compared to December 31, 2005. Total deposits were $207.6 million at December 31, 2006, representing an increase of $15.0 million or 8% compared to December 31, 2005.

At December 31, 2006, the Company’s leverage ratio was 11.1% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 13.5% and 14.3%, respectively. The leverage, tier 1 risk-based capital and total risk-based capital ratios at December 31, 2005 were 11.5%, 14.8% and 15.9%, respectively. The decrease in the Company’s capital ratios resulted from the Company’s strong asset growth during 2006 which outweighed the increase in capital attributable to earnings.

A detailed presentation of the Company’s financial results as of, or for the fiscal years ended December 31, 2006, 2005, and 2004 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

Average balances and weighted average yields and rates
	Fiscal year ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$3,019	$138	4.57%	$8,244	$229	2.78%	$9,022	$136	1.55%
Due from Bank	-	-	-	-	-	-	41	2	4.88%
Available-for-sale investment securities:
Taxable	36,983	1,445	3.91%	40,564	1,461	3.60%	23,653	773	1.51%
Exempt from Federal income taxes	17,936	719	6.07%	7,856	303	5.84%	3,806	133	3.27%
Total securities (1)	54,919	2,164	4.61%	48,420	1,764	3.97%	27,459	906	5.29%
Loans (2) (3)	166,620	14,448	8.67%	134,008	10,511	7.84%	107,262	7,693	3.55%
Total interest-earning assets (1)	224,558	16,750	7.62%	190,672	12,504	6.64%	143,784	8,737	7.17%
Noninterest-earning assets, net of allowance for loan losses	17,244			16,280			12,223		6.12%
Total assets	$241,802			$206,952			$156,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$73,534	$1,996	2.71%	$61,057	$829	1.36%	$50,167	$417	0.83%
Time deposits less than $100,000	20,268	820	4.05%	18,927	460	2.43%	18,428	351	1.90%
Time deposits $100,000 or more	34,220	1,491	4.36%	24,864	739	2.97%	18,229	427	2.34%
Total interest-bearing deposits	128,022	4,307	3.36%	104,848	2,028	1.93%	86,824	1,195	1.38%
Short-term debt	11,488	611	5.32%	1,423	53	3.72%	-	-	0.00%
Long-term debt	8,836	380	4.30%	9,227	393	4.26%	6,406	218	3.40%
Junior subordinated deferrable interest debentures	3,093	263	8.50%	3,093	209	6.76%	3,093	209	6.76%
Total interest-bearing liabilities	151,439	5,561	3.67%	118,951	2,683	2.26%	96,323	1,622	1.68%

Noninterest bearing deposits	65,440			65,698			46,265
Other liabilities	1,437			1,949			1,645
Total liabilities	218,316			186,238			144,233
Shareholders’ equity	23,486			20,714			11,774
Total liabilities and shareholders’ equity	$241,802			$206,952			$156,007

Net interest income and margin (1)		$11,189	5.15%	$206,952	$9,821	5.23%		$7,115	5.00%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the 2006 and 2005 periods. Interest income for the 2004 period includes $423 from loans previously designated as nonaccrual.

(3)	Interest income includes amortized loan fees of $633, $622, and $463 for 2006, 2005, and 2004, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Changes in net interest income due to changes in volumes and rates

	2006 vs 2005			2005 vs 2004
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average	Average		Average	Average
	Volume	Rate (1)	Total	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(145)	$54	$(91)	$(12)	$105	$93
Due from banks	-	-	-	(2)	-	(2)
Investment securities
Taxable	(129)	113	(16)	602	86	688
Exempt from Federal Income taxes	589	(173)	416	142	28	170
Total securities	460	(60)	400	744	114	858
Loans	2,558	1,379	3,937	1,918	900	2,818
Total interest income	2,873	1,373	4.246	2,648	1,119	3,767

(Decrease) increase in interest expense:
Interest-bearing deposits	169	998	1,167	91	321	412
Time deposits less than $100,000	33	327	360	10	99	109
Time certificates $100,000 or more	278	474	752	155	157	312
Total interest-bearing deposits	480	1,798	2,278	256	577	833
Short-term debt	375	183	558	53	-	53
Long-term debt	(17)	4	(13)	131	(15)	116
Junior subordinated deferrable interest debentures	-	54	54	-	59	59
Total interest expense	838	2,040	2,878	440	621	1,061
Increase (decrease) in net interest income	$2,035	$(667)	$1,368	$2,208	$498	$2,706

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2006 compared to 2005. Total interest income increased from $12.5 million in 2005 to $16.7 million in 2006 due to higher average interest earning assets and higher yields during 2006. Average earning assets in 2006 were $33.9 million or 18% greater than in 2005 due to an increase of $32.6 million or 24% in average loans outstanding, and an increase of $6.5 million or 13% in average available-for-sale investment securities. The average yield on loans was 8.67% and 7.84% for 2006 and 2005, respectively, while the average tax equivalent yield on investment securities was 4.61% and 3.97%, respectively. The increase in average loans was due to the Company’s continued marketing efforts which resulted in growth in real estate mortgage and construction segments of the loan portfolio, while the increase in average investment securities resulted from the purchase of municipal bonds. The increase in weighted average yield on loans resulted primarily from the Federal funds rate increases that occurred in the latter part of 2005 as well as the four 25-basis point increases in the Federal funds rate that occurred during 2006. The increase in weighted average tax equivalent yield on investment securities resulted primarily from the higher yields earned on municipal bonds.

Total interest expense increased from $2.7 million in 2005 to $5.6 million in 2006. This was due primarily to an increase of $2.3 million or 112% in interest on deposits. Average interest-bearing deposits increased by $23.2 million or 22% in 2006 while average noninterest-bearing deposits were unchanged. During 2006, higher market interest rate pressure on deposit accounts and increased competition for deposits caused the Company to increase the interest rates paid on its interest-bearing deposits to levels which were significantly higher than in 2005. In addition interest expense increased due to a decrease in average noninterest-bearing deposits as a percentage of average total deposits. For 2006, this percentage was 34%, compared to 39% for 2005. Although the Federal Reserve discontinued raising interest rates in June of 2006, the movement of deposit volume to higher interest rate categories was evident through the end of 2006.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) increased from $53,000 in 2005 to $611,000 in 2006.  This was due primarily to average volume of this debt increasing from $1.4 million in 2005 to $11.5 million in 2006 as the Company relied more heavily on this source to fund asset growth.

As noted above, average non-interest bearing deposits remained basically unchanged at $65.4 million and $65.7 million for 2006 and 2005, respectively.  These deposits represented 34% of average total deposits during 2006, but only 39% of average total deposits during 2005.  This further highlights the increased reliance on interest-bearing deposits and short-term borrowings to fund asset growth in 2006.

Net interest income before provision for loan losses increased to $11.2 million for 2006 from $9.8 million for 2005, an increase of $1.4 million or 14%.  The increase generally resulted from growth of earning assets in a rising rate environment offset in part by rising costs of funds.  The change in net interest income attributable to higher volume of average interest-earning assets in 2006 was an increase of $2.9 million while the change attributable to higher volume of average interest-bearing liabilities was a decrease of $0.9 million, a net increase of $2.0 million.  The increase in net interest income attributable to higher interest rates on average interest-earning assets was $1.4 million and was offset by a $2.1 million decrease in net interest income resulting from higher interest rates on average interest-bearing liabilities.

The Company’s net interest margin for 2006 was 5.15% compared to 5.23% in 2005, a decrease of 8 basis points.  As discussed above, rising interest costs for deposits and other funding sources outpaced the rise in asset yields during 2006.

2005 compared to 2004. Total interest income increased from $8.7 million in 2004 to $12.5 million in 2005 due to higher average interest earning assets and higher yields during 2005. Average earning assets in 2005 were $46.9 million or 33% greater than in 2004 due to an increase of $26.7 million or 25% in average loans outstanding, and an increase of $21.0 million or 76% in available-for-sale investment securities.  The average yield on loans was 7.84% and 7.17% for 2005 and 2004, respectively.  The increase in loans was due to the Company’s continued marketing efforts which resulted in growth in the commercial and real estate segments of the loan portfolio.  The increase in weighted average yield resulted primarily from the eight 25-basis point increases in the Federal funds rate that occurred during 2005.

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

Net interest income before provision for loan losses increased to $9.82 million for 2005 from $7.12 million for 2004 due to the factors described above.  Increased volume of net average earning assets resulted in an increase in the Company’s net interest income of $2.2 million, while the increase in interest rates increased net interest income by an additional $0.5 million.

The Company’s net interest margin increased 23 bps (from 5.00% to 5.23%) in 2005 compared to 2004.  The improvement was attributable to the Company being positioned to benefit from the interest rate increases noted above as the aggregate yield on loans and other interest-earning assets increased more quickly than the aggregate cost of interest-bearing deposits and other funding sources during 2005.  The net interest margin for 2004 reflects interest income earned in previous years but recorded in connection with the sale of other real estate as described above.

Average non-interest bearing deposits totaled $65.7 million, representing 39% of average deposits during 2005, compared to $46.3 million, representing 35% of average deposits, during 2004.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  The Company did not record a provision for loan losses in 2006 based on management’s assessment of the loan portfolio and related credit quality.  This compared to provisions for loan losses of $369,000 and $138,000 in 2005 and 2004, respectively.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for 2006 totaled $996,000 compared with $888,000 in 2005 and $1.34 million in 2004. The components of non-interest income during each year were as follows:

Non-interest income

	Years Ended December 31,			Change during year
(in thousands)	2006	2005	2004	2006	2005
Service charges	$547	$514	$517	$33	$(3)
(Loss) gain on sale of available-for-sale investment securities	(53)	(48)	7	(5)	(55)
Gain on other real estate	-	-	373	-	(373)
Mortgage loan brokerage fees	125	136	176	(11)	(40)
Earnings on cash surrender value of life insurance policies	153	104	99	49	5
Other	224	182	169	42	13
Total non-interest income	$996	$888	$1,341	$108	$(453)

2006 Compared to 2005. Non-interest income increased during 2006 due primarily to the purchase of bank-owned life insurance policies resulting in increased earnings on cash surrender value of life insurance. Income from service charges on deposit accounts increased in 2006 due to a $5,000 increase in service charges, a $19,000 increase in account analysis charges and a $5,000 increase in NSF and overdraft charges. Other non-interest income increased by $42,000 due to FHLB dividend income which was $65,000 higher in 2006 and decreases in other accounts. FHLB dividend income increased in 2006 due to mandatory additional investments in FHLB stock resulting from higher short term borrowings. A slowing residential real estate market caused a $11,000 decrease in mortgage loan brokerage fees.

2005 Compared to 2004.  Non-interest income decreased during 2005 as non-interest income recorded in the third quarter of 2004 included a $373,000 gain on the sale of other real estate.  In addition, a $48,000 loss on sale of investment securities was recorded in the fourth quarter of 2005 compared to a gain of $7,000 in 2004.  The loss was recorded upon the sale of approximately $4 million of investment securities that were due to mature in 2006.  The proceeds from the sale were reinvested in longer term securities offering higher yields.  The Company has no established program of selling securities other than  to achieve interest rate risk management goals.  From time to time, management evaluates the portfolio of investment securities and may initiate sales of selected securities.  Sales of securities can produce either gains or losses depending upon the prevailing interest rate environment.

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

Non-Interest Expense

Total non-interest expense was $7.65 million in 2006, up $843,000 or 12%, from the $6.81 million in non-interest expense in 2005. The following table presents the major components of non-interest expense for the years indicated.

Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2006	2005	2004	2006	2005
Salaries and employee benefits	$4,261	$3,777	$3,130	$484	$647
Occupancy and equipment	890	757	656	133	101
Data processing	460	422	408	38	14
Operations	454	414	367	40	47
Professional and legal	330	311	216	19	95
Advertising and business development	268	258	200	10	58
Telephone and postal	206	171	131	35	40
Supplies	180	237	137	(57)	100
Assessment and insurance	114	125	131	(11)	(6)
Amortization expense	63	63	63	0	0
Other expenses	427	275	223	152	52
Total non-interest expense	$7,653	$6,810	$5,662	$843	$1,148

2006 Compared to 2005. The increase in non-interest expense resulted primarily from increased employee costs associated with the Company’s growth and the highly competitive environment for qualified bank personnel. Salary and benefits increased by $484,000 due to promotional and merit pay raises, increased cost of employee benefits, expanded employee incentive programs, and the addition of 4 full-time positions. Also included in 2006 salaries and employee benefits was a salary continuation plan designed to retain bank officers. This plan was implemented in the latter part of 2006 and added $37,000 to 2006 expense.

Occupancy and equipment costs increased $133,000 in 2006 due to increased maintenance and repairs, leasehold improvements and computer system upgrades. Operations costs increased $40,000 due to significantly higher costs in the areas of correspondent bank charges and courier/armored car charges, both of which were reflective of the Company’s growth. Telephone and postal costs increased $35,000 due to upgrades to bundled telephone and internet services. Other expenses increased $152,000 due to a $58,000 increase in employee recruitment and hiring costs, a $26,000 increase in employee and director training expenses, and a $17,000 increase in staff related expenses.

2005 Compared to 2004. The increase in non-interest expense resulted primarily from increased employee costs associated with the Company’s growth and normal salary increases. The Tulare loan production office was opened in the first quarter of 2005 and additional administrative office was leased in November 2005 which, along with equipment upgrades, caused occupancy and equipment expense to increase over the prior year. The professional and legal expense category increased significantly due to increased audit costs required by the Company’s first full year as a public reporting company. Operations costs increased due to significantly higher costs in the areas of correspondent bank charges and courier/armored car charges. In addition, the Bank changed its name effective July 7, 2005 which resulted in increased expenditures for supplies and advertising.

Provision for Income Taxes

The provision for income taxes for 2006 increased to $1.58 million compared to $1.37 million in 2005 and $1.03 million in 2004.  The increases were primarily due to increased pretax net income. The Company’s effective tax rate decreased to 34.8% for 2006 from 38.7% for the 2005 and 2004 periods.  The effective tax rate decreased in 2006 primarily as a result of the increased amount of tax exempt income from municipal bonds and earnings on bank-owned life insurance.

Financial Condition

Investment Securities

The Company purchases investment securities to maintain liquidity and manage interest rate risk within board approved parameters, as well as to generate interest revenues. The investment security portfolio consists of obligations of U.S. Government agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities.

At December 31, 2006 and 2005, all investment securities were classified as available-for-sale.  In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive loss within shareholders’ equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale
	December 31, 2006
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$20,325	$6	$(282)	$20,049
Mortgage-backed securities	12,422	65	(250)	12,237
Municipal securities	18,950	142	(36)	19,056
Corporate debt securities	4,033	-	(77)	3,956
Total	$55,730	$213	$(645)	$55,298

	December 31, 2005
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$21,388	$6	$(416)	$20,978
Mortgage-backed securities	9,683	-	(293)	9,390
Municipal securities	15,640	53	(119)	15,574
Corporate debt securities	4,569	-	(120)	4,449
Total	$51,280	$59	$(948)	$50,391

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

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2006. Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
			After one		After five
	Within		but within		but within		After
	One year		five years		ten years		ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$4,959	3.59%	$12,740	4.02%	$2,350	5.00%	$-	-	$20,049	4.03%
Mortgage-backed securities	78	3.87%	2,424	4.05%	5,022	4.72%	4,713	5.16%	12,237	4.75%
Municipal securities (1)	-	-	354	7.22%	2,337	5.70%	16,365	5.85%	19,056	5.86%
Corporate debt securities	995	3.61%	2,961	3.68%	-	-	-	-	3,956	3.66%

Total	$6,032	3.60%	$18,479	4.03%	$9,709	5.02%	$21,078	5.70%	$55,298	4.79%

(1)	Yields shown are not computed on a tax equivalent basis.

Loan Portfolio

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	December 31, 2006		December 31, 2005
Commercial	$41,104	22%	$40,271	26%
Real estate - mortgage (1)	92,639	50%	72,753	48%
Real estate - construction	44,273	24%	32,560	21%
Agricultural	4,693	3%	4,432	3%
Consumer and other	1,805	1%	2,376	2%
Subtotal	184,514	100%	152,392	100%
Deferred loan fees, net	(436)		(635)
Allowance for loan losses	(1,746)		(1,766)
Total loans, net	$182,332		$149,991

(1)	Consists primarily of commercial mortgage loans.

Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company. Loans outstanding at December 31, 2006 increased by $32.3 million or 22% compared to December 31, 2005. Although the Company’s marketing efforts are focused primarily on commercial loans, the strongest growth for 2006 occurred in the real estate mortgage and construction segments of the portfolio, which was indicative of the continued economic growth in the Company’s lending territory. Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the low cost of real estate relative to California’s urban areas.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2006. The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates. Floating rates generally fluctuate with changes in the prime rate. A majority of the Company’s floating rate loans have rate floors. During 2006, the Company’s volume of loans with fixed interest rates increased due to customer demand. Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total
Commercial	$22,224	$10,739	$8,141	$41,104
Real estate - mortgage (1)	2,716	12,243	77,680	92,639
Real estate - construction	22,215	17,517	4,541	44,273
Agriculture	4,223	375	95	4,693
Consumer and other	867	635	303	1,805
Total	$52,245	$41,509	$90,760	$184,514

Loans with fixed interest rates	5,353	13,052	63,979	82,384
Loans with floating interest rates	46,892	28,457	26,781	102,130
Total	$52,245	$41,509	$90,760	$184,514

(1)	Consists primarily of commercial mortgage loans.

Nonperforming Assets. The following table presents nonaccrual loans, loans past due 90 days and still accruing interest, restructured loans, and other real estate owned, as of the dates indicated:

Nonperforming assets	December 31,

(dollars in thousands)	2006	2005	2004
Nonaccrual loans	$-	$21	$81
Loans 90 days or more past due and still accruing	-	-	-
Restructured loans	-	-	-
Other real estate owned	-	-	-
Total nonperforming assets	$-	$21	$81
Nonperforming assets to total loans	.00%	.01%	.07%

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

Impaired Loans. A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2006, 2005, and 2004. The recorded investment in loans that were considered to be impaired totaled $0, $21,000, and $81,000 at December 31, 2006, 2005, and 2004, respectively. There was no specific allowance for loan losses for impaired loans at December 31, 2006, 2005, and 2004. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005, and 2004 was $9,000, $26,000, and $978,000, respectively. At December 31, 2006, the Company had not identified any other potential problem loans that would result in those loans being included as nonperforming loans at a future date.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to provide for estimated credit losses that it is probable the Company will incur as of the balance sheet date. Loans determined to be impaired are evaluated individually by management for determination of the specific loss, if any, that exists as of the balance sheet date. In addition, reserve factors are assigned to currently performing loans based on historical loss rates for each identified loan type adjusted to reflect current economic and market conditions.

The allowance for loan losses totaled $1.75 million or 0.95% of total loans at December 31, 2006 compared to $1.77 million or 1.16% at December 31, 2005, and $1.40 million or 1.20% at December 31, 2004. No provision for loan losses was recorded in 2006 due to continued strong credit quality and the absence of nonperforming loans. Management believes that the allowance for loan losses was adequate at December 31, 2006. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses
	Year ended December 31,
(dollars in thousands)	2006	2005	2004

Balance, beginning	$1,766	$1,401	$1,393
Provision for loan losses	-	369	138
Charge-offs	(21)	(4)	(148)
Recoveries	1	-	18
Balance, ending	$1,746	$1,766	$1,401

Net charge-offs to average loans outstanding	.013%	.003%	0.12%
Average loans outstanding	$166,620	$134,008	$107,262
Ending allowance to total loans outstanding	0.95%	1.16%	1.20%

Deposits

Deposits are obtained primarily from local businesses and residents. The average deposits and the average rates paid for 2006, 2005, and 2004 are presented in the “Results of Operations” section under the heading “Net Interest Income.” Average total deposits for 2006 were $193.5 million compared to $170.5 million for 2005, an increase of $23.0 million or 13%. In December 2006, the Company acquired brokered time deposits totaling $9.9 million. These deposits did not significantly increase average total deposits for 2006. The Company utilized brokered deposits as a way of diversifying its funding sources and the $9.9 million in funds were used primarily to reduce FHLB short-term borrowings.

In 2006, the Company continued its strong marketing effort to attract local deposits, particularly from business customers. However, the interest rate environment in 2006 was not conducive to attracting and retaining core deposits. Total deposits at December 31, 2006 were $207.6 million compared to $192.6 million at December 31, 2005, an increase of $15.0 million or 8%. If the brokered time deposits acquired in late 2006 are excluded, total deposits at December 31, 2006 increased by $5.4 million or 3%.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Twelve months ended December 31,
	2006		2005		2004
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest bearing deposits	$65,440		$65,698		$46,265
Interest-bearing deposits:
Interest bearing demand deposits	$21,530	2.81%	$20,266	1.90%	$19,013	0.80%
Money market accounts	42,047	3.08%	31,308	1.20%	23,195	0.99%
Savings	9,957	0.96%	9,483	0.71%	7,959	0.44%
Time deposits $100,000 or more	54,488	4.24%	43,791	2.74%	36,657	2.12%
Total interest-bearing deposits	128,022	3.36%	104,848	1.93%	86,824	1.38%
Total deposits	$193,462		$170,546		$133,089

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006.

Maturities of certificates of deposit of $100,000 or more
(dollars in thousands)	Balance	Percent of total
Three months or less	$10,444	22%
Over three months through nine months	25,302	53%
Over nine months through twelve months	7,136	15%
Over twelve months	4,989	10%
Total certificates of deposit of $100,000 and more	$47,871	100%

Borrowings

Federal Home Loan Bank. The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities. The Company has pledged investment securities and qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2006, long-term debt outstanding from the FHLB totaled $8.5 million compared to $9.1 million at December 31, 2005. The Company incurred long-term debt from FHLB at various times to match the cash flow characteristics of certain fixed rate loans made by the Company. There was no new long-term debt incurred during 2006 and the reduction from the prior year was attributable to scheduled principal repayments. Average total long-term borrowings from FHLB totaled $8.8 million for 2006 at an average cost of 4.30% compared to average long-term borrowings of $9.2 million at an average cost of 4.26% for 2005.

There were $17.6 million in short-term borrowings from FHLB at December 31, 2006 compared to $0 at December 31, 2005. The Company utilized short-term borrowings from FHLB to fund a significant portion of its asset growth in 2006 as rising interest rates adversely affected the ability of the Company to attract new core deposits. Average total short-term borrowings from FHLB totaled $11.5 million for 2006 at an average cost of 5.32% compared to average short-term borrowings of $1.4 million in 2005 at an average cost of 3.72%. The increase in interest rate on short-term borrowings was reflective of the increase in short-term market rates.

Other Borrowing Arrangements. In addition to FHLB borrowing lines, the Company maintains short-term unsecured borrowing arrangements with correspondent banks to meet unforeseen cash needs. These borrowing lines totaled $13.0 million at December 31, 2006. The borrowing lines are utilized infrequently and there were no balances outstanding at December 31, 2006 or 2005.

Junior Subordinated Deferrable Interest Debentures. During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93,000 for the sole purpose of issuing trust preferred securities. During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company. The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%. The interest rate at December 31, 2006 and December 31, 2005 was 8.67% and 7.45%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations. The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

The Company has certain ongoing commitments under operating leases for branch, administrative and other office space in Visalia, Fresno, and Tulare which expire at various dates through 2009. As of December 31, 2006 and December 31, 2005, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. As of December 31, 2006 and December 31, 2005, commitments to extend credit totaled $44.1 million and $46.7 million, respectively, and letters of credit totaled $1.2 million and $1.6 million, respectively. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

The Company’s contractual obligations and commitments are comprised of the junior subordinated deferrable interest debentures and operating lease obligations, salary continuation plans and a mortgage for various banking facilities.  As of December 31, 2006, future contractual obligations of the Company are as follows:

	Contractual Obligations Due by Period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations:
Junior subordinated deferrable Interest debentures	$3,093				$3,093
Operating lease obligations	1,428	$54	$710	$200	464
Other long-term liabilities:
Salary continuation	716				716
Total contractual liabilities	$5,237	$54	$710	$200	$4,273

Capital Resources

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios. These guidelines, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to assets and commitments making capital requirements more sensitive to differences in risk profiles. For these purposes, “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock, trust preferred securities subject to regulatory limitation, and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a company’s assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for U. S. Government Agency securities, and 0% for vault cash and U. S. Government Treasury securities).

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs. The following table summarizes the Company’s risk-based capital ratios as of December 31, 2006 and December 31, 2005:

Capital and capital adequacy ratios
	Year ended December 31,
	2006		2005
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$28,654	11.1%	$25,322	11.5%
Minimum regulatory requirement	$11,462	4.0%	$10,129	4.0%

Valley Business Bank	$28,336	11.0%	$24,927	11.3%
Minimum requirement for “Well- Capitalized” institution	$14,168	5.0%	$12,464	5.0%
Minimum regulatory requirement	$11,334	4.0%	$9,971	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$28,654	13.5%	$25,322	14.8%
Minimum regulatory requirement	$8,500	4.0%	$6,836	4.0%

Valley Business Bank	$28,336	13.4%	$24,927	14.6%
Minimum requirement for “Well- Capitalized” institution	$12,738	6.0%	$10,242	6.0%
Minimum regulatory requirement	$8,492	4.0%	$6,828	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$30,399	14.3%	$27,088	15.9%
Minimum regulatory requirement	$17,000	8.0%	$13,672	8.0%

Valley Business Bank	$30,081	14.2%	$26,693	15.6%
Minimum requirement for “Well- Capitalized” institution	$21,230	10.0%	$17,070	10.0%
Minimum regulatory requirement	$16,984	8.0%	$13,656	8.0%

At December 31, 2006 and December 31, 2005, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At December 31, 2006, and December 31, 2005, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 9.71% for 2006 and 10.01% for 2005. Year-end shareholders’ equity as a percentage of year-end assets was 9.65% and 9.62% at December 31, 2006 and 2005, respectively. The slight decrease in these ratios reflects asset growth in 2006 being largely offset by capital generated through earnings.

The Company issued a 5% stock dividend in 2006. There was no stock dividend or split during 2005. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

On September 9, 2004, the Company filed a registration statement with the SEC for the public sale of 650,000 shares of common stock. The SEC declared the registration statement effective on December 23, 2004. On December 29, 2004, the Company sold 350,750 shares of common stock to the Company’s underwriter, Wedbush Morgan Securities, at the offering price of $13.00 per share, less a 5% underwriting discount. The proceeds received from this portion of the sale, net of commission, totaled $4,332,000 and were recorded as an increase to common stock on the Company’s balance sheet. Other offering costs, consisting of legal fees, accounting fees, and printing charges, totaling $583,000, were recorded as a decrease to common stock on the Company’s balance sheet. The remaining 299,250 shares were sold directly by the Company in January 2005 for net proceeds of $3,880,000. The entire stock offering added $7.6 million to the Company’s capital.

Liquidity Management

Liquidity is the ability to provide funds to meet customers’ loan and deposit needs and to fund operations in a timely and cost effective manner. The Company’s primary source of funds is deposits. On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed. Management measures the Company’s liquidity position monthly through the use of short-term and medium-term internal liquidity calculations. These are monitored on an ongoing basis by the Board of Directors and ALCO.

Despite the Company’s successful history of establishing and retaining deposit relationships with business customers, the rising interest rate environment of the past few years has curtailed the availability of favorably priced deposits. Accordingly, the Company has developed wholesale funding resources to supplement local deposit growth. These include expansion of borrowing lines with FHLB and correspondent banks, and utilization of brokered time deposits. At December 31, 2006, the Company had available credit of $26.4 million from the FHLB and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $44.1 million and $1.2 million, respectively, at December 31, 2006. Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

As discussed above, the Company’s wholly-owned subsidiary, Valley Commerce Trust I, issued trust preferred securities for gross proceeds of $3.0 million on April 7, 2003. Quarterly interest payments on these securities are considered in management’s normal evaluation of liquidity needs. Although the trust preferred securities do not mature until April 7, 2033, Valley Commerce Trust I has the option to redeem the trust preferred securities on or at any time after April 7, 2008. The securities may not be redeemed prior to this date without penalty. The Company will carefully evaluate the impact on capital and liquidity if and when consideration is given to redemption of trust preferred securities.

The Company’s strategic objectives include expanding through opening of “de novo” branches and loan production offices and acquiring branch offices from other institutions. The addition of branch offices is expected to involve significant cash outlays; e.g., for buildings, improvements, and equipment.

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

In 2005, the Company opened a loan production office in Tulare. The Company also purchased land in Tulare which closed escrow in 2006 and will be used for construction of a full service branch office to be opened in 2008. The Company’s planning efforts consider the impact of known and anticipated cash outlays so that sufficient liquidity is maintained for both capital and operational needs.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

The Company maintains policies and guidelines for managing risks related to on-balance sheet and off-balance sheet activities. Such policies and guidelines are integral to the asset/liability management process conducted by the Company’s asset-liability management committee (ALCO). Certain policies may be governed and implemented by committees or persons other than the ALCO as directed by the Board of Directors. Asset/liability management generally encompasses the management and monitoring of asset quality, liquidity and capital needs, and in particular, interest rate risk inherent in the interest-earning assets and interest-bearing liabilities appearing on the Company’s balance sheet.

The Company’s earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). Net interest income is affected by changes in the interest rates earned on interest earning assets, the interest rates paid on interest bearing liabilities, and the average account balances included in each category. One of the principal objectives of asset/liability management is to manage the risks associated with changing interest rates and the potential impact on earnings and stockholder value. The goal of interest rate risk management is to maintain a balance sheet that generates stable earnings and stockholder value across a variety of interest rate environments.

Net Interest Income Simulation. To analyze its interest rate risk at December 31, 2006 and 2005, the Company used a financial simulation model that projected changes in net interest income arising from hypothetical changes in market interest rates, i.e., +/- 100 basis points (bps), +/- 200 bps, and +/- 300 bps parallel shifts in the interest rate yield curve. The income simulation model applied the hypothetical rate change to each interest-earning asset and interest-bearing deposit on the Company’s balance sheet, taking into consideration the repricing characteristics and options of each account. The simulation model then forecasted the Company’s net interest income over a two-year period employing further assumptions such as estimated loan prepayment rates. In addition, the financial simulation model calculated the approximate change in the market value of interest-earning assets and interest-bearing deposits; i.e., to determine the change in the Company’s economic value of equity.

This analysis described above is performed quarterly and reviewed by the Company’s ALCO. The ALCO determines if the forecasted results comply with the ALCO’s established parameters for change in net interest income and economic value of equity. The change is measured by comparing the forecasted results with a base scenario; i.e., a forecast that assumes no change in interest rates.

The following table reflects the Company’s projected net interest income sensitivity analysis based on year-end data:

	December 31, 2006		December 31, 2005
Change in Rates	Adjusted Net Interest Income (in thousands)	Percent Change From Base	Adjusted Net Interest Income (in thousands)	Percent Change From Base
Up 300 basis points	$13,854	9.3%	$14,819	18.0%
Up 200 basis points	13,424	5.9%	14,100	12.3%
Up 100 basis points	12,997	2.5%	13,361	6.4%
Base scenario	12,676	--	12,560	--
Down 100 basis points	12,310	-2.9%	11,906	-5.2%
Down 200 basis points	11,895	-6.2%	11,206	-10.8%
Down 300 basis points	11,427	-9.9%	10,655	-15.2%

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100, 200 and 300 basis points. At December 31, 2006, the Company's net interest income exposure related to these hypothetical changes in market interest rate was within the current guidelines established by the Company.

Unaudited Quarterly Statement of Operations Data
(dollars in thousands)
	Q4 2006	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Net interest income	$2,744	$2,883	$2,795	$2,767	$2,831	$2,638	$2,319	$2,033
Provision for loan losses	-	-	-	-	-	157	181	31
Non-interest income	307	281	184	224	173	250	238	227
Non-interest expense	1,923	1,893	1,952	1,885	1,847	1,741	1,614	1,608
Income before income taxes	1,128	1,271	1,027	1,106	1,157	990	762	621
Income taxes	382	454	362	378	447	387	293	240
Net income	$746	$817	$665	$728	$710	$603	$469	$381
Per share:
Basic earnings per share	$0.36	$0.35	$0.30	$0.33	$0.32	$0.28	$0.22	$0.18
Diliuted earnings per share	$0.35	$0.34	$0.28	$0.31	$0.30	$0.26	$0.21	$0.17

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ report and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and
Board of Directors
Valley Commerce Bancorp

We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 23, 2007

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2006 and 2005

	2006	2005

ASSETS

Cash and due from banks	$13,265,547	$17,733,285
Federal funds sold	-	1,885,000
Total cash and cash equivalents	13,265,547	19,618,285

Available-for-sale investment securities, at fair value (Notes 3 and 7)	55,298,000	50,391,000
Loans, less allowance for loan losses of $1,745,582 in 2006 and $1,766,115 in 2005 (Notes 4, 7, 9 and 13)	182,331,506	149,990,614
Bank premises and equipment, net (Note 5)	1,832,177	1,223,316
Cash surrender value of bank-owned life insurance (Note 14)	5,934,563	2,781,169
Accrued interest receivable and other assets (Note 12)	5,002,900	4,007,007

Total Assets	$263,664,693	$228,011,391

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$63,019,956	$75,419,073
Interest bearing (Note 6)	75,292,723	63,549,104
Time (Note 6)	69,263,490	53,612,937

Total deposits	207,576,169	192,581,114

Accrued interest payable and other liabilities	1,399,787	1,288,400
Short-term debt (Note 7)	17,600,000	-
Long-term debt (Note 7)	8,547,638	9,139,620
Junior subordinated deferrable interest debentures (Note 8)	3,093,000	3,093,000

Total liabilities	238,216,594	206,102,134

Commitments and contingencies (Note 9)

Shareholders' equity (Note 10):
Serial preferred stock - no par value; 10,000,000 shares authorized; none issued	-	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding - 2,215,765 shares in 2006 and 2,087,508 shares in 2005	20,683,720	18,332,290
Retained earnings	5,040,381	4,122,088
Accumulated other comprehensive loss, net of taxes (Notes 3 and 15)	(276,002)	(545,121)

Total shareholders' equity	25,448,099	21,909,257

Total liabilities and shareholders’ equity	$263,664,693	$228,011,391

The accompanying notes are an integral part of these consolidated financial statements

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$14,448,209	$10,511,090	$7,692,903
Interest on investment securities:
Taxable	1,444,707	1,459,998	772,604
Exempt from Federal income taxes	719,117	303,267	133,233
Interest on Federal funds sold	137,749	229,197	136,276
Interest on deposits in banks	-	-	1,783
Total interest income	16,749,782	12,503,552	8,736,799

Interest expense:
Interest on deposits (Note 6)	4,306,344	2,028,091	1,195,237
Interest on short-term borrowings (Note 7)	610,911	52,523	-
Interest on long-term borrowings (Note 7)	380,212	393,303	276,966
Interest on junior subordinated deferrable interest debentures (Note 8)	263,310	208,787	149,974

Total interest expense	5,560,777	2,682,704	1,622,177

Net interest income before provision for loan losses	11,189,005	9,820,848	7,114,622

Provision for loan losses (Note 4)	-	368,768	138,000

Net interest income after provision for loan losses	11,189,005	9,452,080	6,976,622

Non-interest income:
Service charges	546,514	513,859	516,976
(Loss) gain on sale of available-for-sale investment securities, net (Note 3)	(52,737)	(48,494)	7,390
Mortgage loan brokerage fees	125,085	136,183	176,242
Gain on sale of other real estate	-	-	373,391
Earnings on cash surrender value of life insurance policies (Note 14)	153,394	103,851	98,625
Other	223,693	182,347	168,834

Total non-interest income	995,949	887,746	1,341,458

Non-interest expense:
Salaries and employee benefits (Notes 4 and 14)	4,260,909	3,777,496	3,129,629
Occupancy and equipment (Notes 5 and 9)	890,337	756,664	656,152
Other (Note 11)	2,501,930	2,275,859	1,876,052

Total non-interest expense	7,653,176	6,810,019	5,661,833

Income before provision for income taxes	4,531,778	3,529,807	2,656,247

Provision for income taxes (Note 12)	1,576,000	1,367,000	1,027,000

Net income	$2,955,778	$2,162,807	$1,629,247

Basic earnings per share (Note 10)	$1.34	$1.00	$1.08

Diluted earnings per share (Note 10)	$1.28	$0.94	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated Other Compre- hensive	Total Share-	Total Compre-
	Common Stock		Retained	Loss	holders’	hensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2004	1,369,369	$9,837,372	$1,201,124	$(18,622)	$11,019,874

Comprehensive income (Note 15):
Net income			1,629,247		1,629,247	$1,629,247
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities				(59,990)	(59,990)	(59,990)

Total comprehensive income						$1,569,257

Stock dividend	68,139	865,364	(865,364)
Cash paid for fractional shares			(5,726)		(5,726)
Proceeds from sale of stock (Note 10):	350,750	3,749,233			3,749,233

Balance, December 31, 2004	1,788,258	14,451,969	1,959,281	(78,612)	16,332,638

Comprehensive income (Note 15):
Net income			2,162,807		2,162,807	$2,162,807
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities				(466,509)	(466,509)	(466,509)

Total comprehensive income						$1,696,298

Proceeds from sale of stock (Note 10)	299,250	3,880,321			3,880,321

Balance, December 31, 2005	2,087,508	18,332,290	4,122,088	(545,121)	21,909,257

Comprehensive income (Note 15):
Net income			2,955,778		2,955,778	$2,955,778
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities				269,119	269,119	269,119

Total comprehensive income						$3,224,897

Stock dividend	104,123	2,032,481	(2,032,481)
Cash paid for fractional shares			(5,004)		(5,004)
Stock options exercised and related tax benefit	24,134	280,230			280,230
Stock-based compensation expense		38,719			38,719

Balance, December 31, 2006	2,215,765	$20,683,720	$5,040,381	$(276,002)	$25,448,099

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding gains (losses) arising during the year	$235,394	$(496,223)	$(55,446)
Less: reclassification adjustment for (losses) gains included in net income	(33,725)	(29,714)	4,544

Net change in unrealized losses on available-for-sale investment securities	$269,119	$(466,509)	$(59,990)

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$2,955,778	$2,162,807	$1,629,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	368,768	138,000
(Decrease) increase in deferred loan origination fees, net	(199,771)	176,033	127,690
Depreciation	242,116	194,531	160,570
Amortization of intangibles	62,538	62,538	62,538
Net loss (gain) on sale of available-for-sale investment securities, net	52,737	48,494	(7,390)
Dividends on Federal Home Loan Bank stock	(54,900)	(29,300)	(17,600)
Amortization and accretion of investment securities, net	38,099	819,551	302,465
Gain on sale of other real estate	-	-	(373,391)
Loss on disposition of premises and equipment	-	8,208	1,485
Provision for deferred income taxes	2,000	(251,000)	(42,000)
Tax benefits on stock-based compensation	(125,828)	-	-
Increase in cash surrender value of bank owned life insurance	(153,394)	(103,851)	(98,625)
Stock-based compensation expense	38,719	-	-
Increase in accrued interest receivable and other assets	(354,558)	(512,561)	(190,874)
Increase in accrued interest payable and other liabilities	111,387	453,812	196,274

Net cash provided by operating activities	2,614,923	3,398,030	1,888,389

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	1,658,100	4,500,000	7,800,000
Proceeds from sales of available-for-sale investment securities	2,731,795	3,951,507	1,297,000
Purchases of available-for-sale investment securities	(11,082,486)	(24,836,258)	(27,940,875)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	2,152,829	2,462,904	2,239,983
Decrease in interest-bearing deposits with banks	-	-	198,000
Net increase in loans	(32,141,121)	(35,701,170)	(14,558,735)
Purchase of Federal Home Loan Bank stock	(714,100)	(405,000)	(342,700)
Purchase of premises and equipment	(850,977)	(392,469)	(189,031)
Proceed from sale of other real estate	-	-	1,818,922
Purchase of other real estate	-	-	(809,286)
Premiums paid for life insurance policies	(3,000,000)	-	(1,000,000)

Net cash used in investing activities	(41,245,960)	(50,420,486)	(31,486,722)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from financing activities:
Net (decrease) increase in noninterest bearing and interest-bearing deposits	$(655,498)	$25,884,925	$26,741,821
Net increase in time deposits	15,650,553	10,272,285	10,014,112
Proceeds from the issuance of stock	-	3,880,321	3,749,233
Proceeds from exercised stock options	154,402	-	-
Tax benefits from stock-based compensation	125,828	-	-
Net increase in short-term borrowings	17,600,000	-	-
Proceeds from long-term advances	-	-	4,150,000
Payments on long-term advances	(591,982)	(182,852)	(19,630)
Cash paid to repurchase fractional shares	(5,004)	-	(5,726)

Net cash provided by financing activities	32,278,299	39,854,679	44,629,810

Decrease (increase) in cash and cash equivalents	(6,352,738)	(7,167,777)	15,031,477
Cash and cash equivalents at beginning of year	19,618,285	26,786,062	11,754,585

Cash and cash equivalents at end of year	$13,265,547	$19,618,285	$26,786,062

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,472,442	$2,613,323	$1,601,626
Income taxes	$1,750,000	$1,453,000	$1,095,000

Non-cash investing activities:
Net decrease (increase) in unrealized loss on available-for-sale securities	$458,074	$(761,802)	$(97,817)

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF VALLEY COMMERCE BANCORP

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

Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the consolidated balance sheet.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2006.

Stock Dividends

On February 21, 2006 the Board of Directors declared a 5% stock dividend payable on May 16, 2006, to shareholders of record on April 28, 2006. All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividend. There were no stock dividends in 2005.

Use of Estimates

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

Investment Securities

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank. The investment is carried at cost. At December 31, 2006, 2005, and 2004, Federal Home Loan Bank stock totaled $1,825,900, $1,056,900, and $622,600 respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2006 and 2005, there were no loans being accounted for under this policy.

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

Classified loans and loans determined to be impaired are evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on historical loss rates for each identified loan type adjusted to reflect current economic and market conditions.

The allowance is established through a provision for loan losses which is charged to expense. Management reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management’s judgment, changes are warranted.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments.  Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit.  The allowance totaled $40,000 at December 31, 2006 and 2005, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  Subsequent gains or losses on sales or writedowns resulting from impairment are recorded in other income or expenses as incurred.  The Company did not hold other real estate as of December 31, 2006 and 2005.

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

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years. The Bank periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the remaining balance of the core deposit intangible resulting in impairment of the intangible asset. Amortization expense totaled $62,538 for each of the years in the three-year period ended December 31, 2006. The core deposit intangibles totaled $70,256, $132,794 and $195,332 at December 31, 2006, 2005 and 2004, respectively.

Income Taxes

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2006 was $2,612,000.

Earnings Per Share

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

Stock-Based Compensation

At December 31, 2006, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan, which is more fully described in Note 10.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.   Results for prior periods have not been restated.   During the year ended December 31, 2006, 10,000 options were awarded. There were no options granted in 2005. Prior periods have not been restated to reflect the results of operations in 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plan under the recognition and measurement principles of Accounting Practice Bulletin Opinion No. 25, (“APB25”) Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for year ended December 31, 2006 was $38,719 and $31,510 respectively, lower than if management had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for year ended December 31, 2006 did not change as a result of the adoption of SFAS 123(R) compared to $1.34 and $1.28, respectively, as reported.

In accordance with SFAS 123 (R), beginning in 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table illustrates the pro forma effect on consolidated net income and earnings per share as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123:

	For the Year	For the Year
	Ended December 31, 2005	Ended December 31, 2004
(In Thousands)

Net income as reported	$2,162,807	$1,629,247
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(29,000)	(31,000)
Pro forma net income	$2,133,807	$1,598,247

Basic earnings per share - as reported	$1.00	$1.08
Basic earnings per share - pro forma	$0.99	$1.06

Diluted earnings per share - as reported	$0.94	$1.01
Diluted earnings per share - pro forma	$0.93	$0.99

The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plans.

The fair value of each option is estimated on the date of grant using the following assumptions.

There were 10,000 stock options granted in 2006 and approximately 35,875 in 2004. There were no stock options granted in 2005. The fair value of each option granted in 2006 and 2004 was estimated on the date of grant using an option-pricing model with the following assumptions:

	2006	2004

Weighted average fair valued of options granted	$7.99	$4.10
Dividend yield	N/A	N/A
Expected volatility	11.27%	41.16%
Risk-free interest rate	5.11%	4.00%
Expected option life	7.5 years	7.5 years

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Developments

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006.  Management does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109.. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.  The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged.  The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows and no cumulative adjustment was required.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.” Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF No. 06-5 will have.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact to the Company’s financial position or result of operations.

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2006 and 2005 consisted of the following:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$20,324,780	$6,276	$(282,056)	$20,049,000
Mortgage-backed securities	12,422,446	65,105	(250,551)	12,237,000
Municipal securities	18,949,602	141,331	(34,933)	19,056,000
Corporate debt securities	4,032,762	-	(76,762)	3,956,000

	$55,729,590	$212,712	$(644,302)	$55,298,000

Net unrealized losses on available-for-sale investment securities totaling $431,590 were recorded, net of $155,588 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2006. Proceeds and realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2006 totaled $3,907,737 and $52,737, respectively.

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$21,388,349	$6,233	$(416,582)	$20,978,000
Mortgage-backed securities	9,682,917	-	(292,917)	9,390,000
Municipal securities	15,640,077	52,475	(118,552)	15,574,000
Corporate debt securities	4,569,321	-	(120,321)	4,449,000

	$51,280,664	$58,708	$(948,372)	$50,391,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

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

Investment securities with unrealized losses at December 31, 2006 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Government Agencies	$364,000	$(4,459)	$18,689,000	$(277,597)	$19,233,000	$(282,056)
Mortgage-backed securities	1,357,000	(3,745)	7,529,000	(246,806)	8,886,000	(250,551)
Municipal securities	4,004,000	(14,759)	2,341,000	(20,174)	6,345,000	(34,933)
Corporate debt securities	-	-	3,956,000	(76,762)	3,956,000	(76,762)

	$5,725,000	$(22,963)	$32,515,000	$(621,339)	$38,420,000	$(644,302)

Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Fair	Unrealized
	Losses	Value	Losses	Value	Value	Losses

Debt securities:
U.S. Government Agencies	$7,875,000	$(112,215)	$11,675,000	$(304,367)	$19,550,000	$(416,582)
Mortgage-backed securities	5,993,000	(158,132)	3,397,000	(134,785)	9,390,000	(292,917)
Municipal securities	10,267,000	(94,607)	1,079,000	(23,945)	11,346,000	(118,552)
Corporate debt Securities	2,016,000	(50,667)	2,433,000	(69,654)	4,449,000	(120,321)
	$26,151,000	$(415,621)	$18,584,000	$(532,751)	$44,735,000	$(948,372)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S. Government Agencies

At December 31, 2006, the Company held 39 U.S. Government agency securities of which 1 was in a loss position for less than twelve months and 37 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in direct obligations of the U.S. Government Agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-backed Obligations

At December 31, 2006, the Company held 37 mortgage-backed obligations of which 2 were in a loss position for less than twelve months and 30 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused by interest rate increases.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Obligations of States and Political Subdivision

At December 31, 2006, the Company held 65 obligations of states and political subdivision securities of which 14 were in a loss position for less than twelve months and 7 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were caused by interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Corporate Debt Securities

At December 31, 2006, the Company held 8 corporate debt securities all of which were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in corporate debt securities were caused by interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$6,009,801	$5,954,000
After one year through five years	16,932,685	16,673,000
After five years through ten years	4,584,430	4,547,000
After ten years	15,780,228	15,887,000
	43,307,144	43,061,000

Investment securities not due at a single maturity date:
Mortgage-backed securities	12,422,446	12,237,000

	$55,729,590	$55,298,000

At December 31, 2006 and 2005, all investment securities were pledged to secure either public deposits or borrowing arrangements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,

	2006	2005

Commercial	$41,103,607	$40,270,435
Real estate - mortgage	92,639,046	72,753,447
Real estate - construction	44,272,460	32,560,215
Agricultural	4,693,307	4,432,029
Consumer and other	1,804,343	2,376,049

	184,512,763	152,392,175

Deferred loan fees, net	(435,675)	(635,446)
Allowance for loan losses	(1,745,582)	(1,766,115)

	$182,331,506	$149,990,614

Certain loans were pledged to secure borrowing arrangements (see Note 7).

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2006	2005	2004

Balance, beginning of year	$1,766,115	$1,400,818	$1,392,735
Provision charged to operations	-	368,768	138,000
Losses charged to allowance	(20,833)	(3,471)	(148,405)
Recoveries	300	-	18,488

Balance, end of year	$1,745,582	$1,766,115	$1,400,818

At December 31, 2006, there were no loans considered to be impaired.  At December 31, 2005, there was a $21,000 loan considered to be impaired with no related allowance for loan losses identified.  The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was $8,680, $26,476 and $978,200, respectively. Interest income recognized by the Company on a cash basis during the years ended December 31, 2006, and 2005 was not considered significant.  The Company recognized $423,000 in interest income on a cash basis for impaired loans during the year ended December 31, 2004.

At December 31, 2006 and 2005, nonaccrual loans totaled $0 and $21,000, respectively.  Interest foregone on nonaccrual loans was not significant for the years ended December 31, 2006, 2005, and 2004.

Salaries and employee benefits totaling $551,154, $221,278 and $207,899 have been deferred as loan origination costs during the years ended December 31, 2006, 2005 and 2004, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2006	2005

Furniture and equipment	$1,851,496	$1,569,322
Premises	653,273	548,702
Leasehold improvements	303,286	243,820
Land	452,320	51,894

	3,260,375	2,413,738

Less accumulated depreciation and amortization	(1,428,198)	(1,190,422)

	$1,832,177	$1,223,316

Depreciation and amortization included in occupancy and equipment expense totaled $242,116, $194,531 and $160,570 for the years ended December 31, 2006, 2005 and 2004, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2006	2005

Savings	$8,575,919	$10,610,990
Money market	40,000,066	28,498,692
NOW accounts	26,716,738	24,439,422
Time, $100,000 or more	47,871,287	33,764,013
Other time	21,392,203	19,848,924

	$144,556,213	$117,162,041

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows:

Year Ending December 31,

2007	$62,900,076
2008	5,189,371
2009	928,901
2010	245,142
2011	-

$69,263,490

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2006	2005	2004

Savings	$95,780	$67,109	$35,050
Money market	1,175,225	376,226	228,710
NOW accounts	723,834	385,852	153,313
Time, $100,000 or more	1,491,363	738,638	427,116
Other time	820,142	460,266	351,048

	$4,306,344	$2,028,091	$1,195,237

7.	BORROWING ARRANGEMENTS

Lines of Credit

The Bank had unsecured lines of credit with two correspondent banks which, in the aggregate, amounted to $13,000,000 and $4,000,000 at December 31, 2006 and 2005, respectively. There were no borrowings outstanding under either of these borrowing arrangements as of December 31, 2006 and 2005.

Federal Home Loan Bank Advances

At December 31, 2006 and 2005 the Bank could borrow up to 49% of pledged real estate mortgage loans from the Federal Home Loan Bank of San Francisco (FHLB).  As of December 31, 2006 and 2005, the Bank had pledged loans with total carrying values of $55,260,000 and $25,697,000, respectively.  At December 31, 2006 borrowings were comprised of $17,600,000 in short-term (one day) adjustable rate debt with a weighted average interest rate of 5.25%, and $8,500,000 of long-term fixed rate debt with a weighted average interest rate and maturity of 4.33% and 3.1 years, respectively. At December 31, 2005, the Company had no short-term debt and long-term debt totaling $9,100,000 with a weighted average interest rate and maturity of 4.14% and 4.0 years, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	BORROWING ARRANGEMENTS (Continued)

Federal Home Loan Bank Advances (continued)

As of December 31, 2006 and 2005, outstanding long-term advances from the Federal Home Loan Bank (FHLB) consisted of the following:

2006			2005

Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

$-	-	-	$200,000	2.20%	March 6, 2006
-	-	-	200,000	2.82%	October 23, 2006
200,000	2.27%	March 26, 2007	200,000	2.27%	March 26, 2007
900,000	3.08%	March 6, 2008	900,000	3.08%	March 6, 2008
1,600,000	2.67%	May 27,2008	1,600,000	2.67%	May 27, 2008
250,000	3.71%	October 22, 2008	250,000	3.71%	October 22, 2008
900,000	3.94%	April 27, 2009	900,000	3.94%	April 27, 2009
400,000	4.51%	May 12, 2009	400,000	4.51%	May 12, 2009
978,361	7.41%	June 22, 2010	1,001,268	7.41%	June 22, 2010
100,000	5.09%	May 12, 2011	100,000	5.09%	May 12, 2011
969,277	4.01%	December 6, 2011	1,138,352	4.01%	December 6, 2011
1,250,000	4.44%	December 6, 2011	1,250,000	4.44%	December 6, 2011
1,000,000	6.02%	January 2, 2012	1,000,000	6.02%	January 2, 2012

$8,547,638			$9,139,620

Future principal payments of outstanding FHLB advances are as follows:

Year Ending December 31,

2007	$401,589
2008	2,961,702
2009	1,522,346
2010	1,100,351
2011	311,648
Thereafter	2,250,002

$8,547,638

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the second quarter of 2003, Valley Commerce Trust I (the "Trust") issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000. The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 8.67% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008. The redemption price is par plus accrued interest, except in the case of redemption under a special event which is defined in the debenture. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the junior subordinated debentures and upon maturity of the junior subordinated debentures on April 7, 2033.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%. For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30% provided, however, that prior to July 7, 2008, such annual rate does not exceed 12.50%. As of December 31, 2006, the rate was 8.67%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

The unamortized deferred costs related to the junior subordinated debentures, which are included in other assets on the consolidated balance sheet, at December 31, 2006, 2005, and 2004 were $21,000, $39,000, and $57,000 respectively, and the amortization for each of the three years ended December 31, 2006 was $18,000.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno and Visalia branch offices, its Tulare loan production office, and its administrative office under noncancelable operating leases which expire in October 2007, November 2009, January 2007, and June 2008, respectively. The Visalia branch office lease contains two options to renew the lease for five year periods. Future minimum lease payments are as follows:

Year Ending
December 31,

2007	$314,916
2008	253,488
2009	195,680
2010	72,480
2011	72,480
Thereafter	518,640
$1,427,684

Rental expense included in occupancy and equipment expense totaled $293,504, $250,968, and $223,953 for the years ended December 31, 2006, 2005 and 2004, respectively.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The average amount of such reserve balances required at December 31, 2006 was $2,351,000.

Financial Instruments With Off-Balance-Sheet Risk

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The following financial instruments represent off-balance-sheet credit risk:

	December 31,

	2006	2005

Commitments to extend credit	$44,128,000	$46,708,000
Standby letters of credit	$1,169,000	$1,646,000

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2006 or 2005.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2006, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured. Commercial loan commitments represent approximately 46% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 48% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

Significant Concentrations of Credit Risk

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2006, the maximum amount available for dividend distribution under this restriction was approximately $5,530,000. In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 8).

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS' EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2006

Basic earnings per share	$2,955,778	2,202,038	$1.34

Effect of dilutive stock options		111,371

Diluted earnings per share	$2,955,778	2,313,409	$1.28

December 31, 2005

Basic earnings per share	$2,162,807	2,165,803	$1.00

Effect of dilutive stock options		127,152

Diluted earnings per share	$2,162,807	2,292,955	$0.94

December 31, 2004

Basic earnings per share	$1,629,247	1,512,402	$1.08

Effect of dilutive stock options		102,555

Diluted earnings per share	$1,629,247	1,614,957	$1.01

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their antidilutive effect. There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation

The Valley Commerce Bancorp Amended and Restated Stock Option Plan ("Plan") was established in 1997.  Under the plan, 339,967 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements as of December 31, 2006.  The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months.  The plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise.  The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  Upon grant, options vest ratably over a one to five year period.  A summary of the activity within the Plan follows:

	For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Incentive:
Options outstanding at January 1, 2005	36,475	$8.59
Options granted	-	-
Options exercised	-	-
Options cancelled	(747)	12.09
Options outstanding at December 31, 2005	35,728	8.59
Options granted	-	-
Options exercised	(1,542)	7.39
Options cancelled	-	-
Options outstanding at December 31, 2006	34,186	8.59	6.30 years	$395,834
Options vested or expected to vest at December 31, 2006	30,707	8.60	6.30 years	$264,029
Options exercisable at December 31, 2006	27,672	7.90	6.30 years	$339,555

Nonstatutory:
Options outstanding at January 1, 2005	203,751	$7.84
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at December 31, 2005	203,751	7.84
Options granted	10,000	19.50
Options exercised	(22,596)	6.33
Options cancelled	(992)	7.42
Options outstanding at December 31, 2006	190,163	7.84	5.17 years	$2,345,526
Options vested or expected to vest at December 31, 2006	190,163	7.84	5.17 years	$2,345,526
Options exercisable at December 31, 2006	170,920	7.04	5.17 years	$2,244,365

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2006.  There were 24,138 options exercised during the year ended December 31, 2006.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $331,737, $0 and $0, respectively.  The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $330,886, $290,549 and $410,742, respectively.  The total tax benefit of the non-qualified options exercised in 2006 was $125,828.

There were 10,000 non-statutory options granted in 2006 and no options granted in 2005.  The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The Company uses historical data to estimate expected option life.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2006 and 2005.

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

	December 31,
	2006		2005
	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$28,654,000	11.1%	$25,322,000	11.5%
Minimum regulatory requirement	$11,462,000	4.0%	$10,129,000	4.0%

Valley Business Bank	$28,336,000	11.0%	$24,927,000	11.3%
Minimum requirement for "Well-Capitalized" institution	$14,168,000	5.0%	$12,464,000	5.0%
Minimum regulatory requirement	$11,334,000	4.0%	$9,971,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$28,654,000	13.5%	$25,322,000	14.8%
Minimum regulatory requirement	$8,500,000	4.0%	$6,836,000	4.0%

Valley Business Bank	$28,336,000	13.4%	$24,927,000	14.6%
Minimum requirement for "Well-Capitalized" institution	$12,738,000	6.0%	$10,242,000	6.0%
Minimum regulatory requirement	$8,492,000	4.0%	$6,828,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$30,399,000	14.3%	$27,088,000	15.9%
Minimum regulatory requirement	$17,000,000	8.0%	$13,672,000	8.0%

Valley Business Bank	$30,081,000	14.2%	$26,693,000	15.6%
Minimum requirement for "Well-Capitalized" institution	$21,230,000	10.0%	$17,070,000	10.0%
Minimum regulatory requirement	$16,984,000	8.0%	$13,656,000	8.0%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS' EQUITY (Continued)

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

11.	OTHER EXPENSES

Other expenses consisted of the following:
	Year Ended December 31,

	2006	2005	2004

Data processing	$459,981	$422,158	$408,483
Operations	454,229	414,485	366,460
Professional and legal	330,101	310,928	223,594
Promotional	268,374	258,360	192,977
Telephone and postal	205,804	171,117	130,834
Supplies	180,384	236,859	137,220
Assessment and insurance	114,270	124,506	130,854
Amortization expense	62,538	62,538	62,538
Other expenses	426,249	274,908	223,092

	$2,501,930	$2,275,859	$1,876,052

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2006 and 2005 consisted of the following:

	Federal	State	Total

2006

Current	$1,107,000	$467,000	$1,574,000
Deferred	(6,000)	8,000	2,000

Provision for income taxes	$1,101,000	$475,000	$1,576,000

2005

Current	$1,188,000	$403,000	$1,618,000
Deferred	(195,000)	(56,000)	(251,000)

Provision for income taxes	$993,000	$374,000	$1,367,000

2004

Current	$767,000	$302,000	$1,069,000
Deferred	(31,000)	(11,000)	(42,000)

Provision for income taxes	$736,000	$291,000	$1,027,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,

	2006	2005

Deferred tax assets:
Allowance for loan losses	$740,000	$751,000
Unrealized loss on available-for-sale investment securities	156,000	345,000
Deferred compensation	356,000	259,000
Intangible assets	82,000	83,000
Future benefit of state income tax deduction	73,000	66,000

Total deferred tax assets	1,407,000	1,504,000

Deferred tax liabilities:
Bank premises and equipment	(74,000)	(94,000)
Loan costs	(197,000)	(94,000)
Other	(36,000)	(25,000)

Total deferred tax liabilities	(307,000)	(213,000)

Net deferred tax assets	$1,100,000	$1,291,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The items comprising these differences consisted of the following:

	Year Ended December 31,

	2006	2005	2004

	Rate	Rate	Rate
Federal income tax expense, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.2%	7.2%	7.2%
Interest on obligations of states and political subdivisions	(4.8)%	(2.7)%	(1.6)%
Other	(1.6)%	0.2%	(0.9)%

Total income tax expense	34.8%	38.7%	38.7%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers during 2006:

Balance, January 1, 2006	$4,045,120

Disbursements	6,235,153
Amounts repaid	(5,920,491)

Balance, December 31, 2006	$4,359,782

Undisbursed commitments to related parties, December 31, 2006	$1,991,702

14.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997. All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan. Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law. The Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees' annual salary beginning in April 2006. Prior to that the Company had matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary. Company contributions vest at a rate of 20% annually. Bank contributions for the years ended December 31, 2006, 2005, and 2004 totaled $89,000, $47,000, and $35,000 respectively.

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives. In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2006, 2005, and 2004 totaled $184,807, $195,232 and $150,657, respectively. Income earned on these policies, net of expenses, totaled $108,034, $103,851, and $98,625 for the years ended December 31, 2006, 2005 and 2004, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	EMPLOYEE BENEFIT PLANS (continued)

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $5,943,563 and $2,781,169 at December 31, 2006 and 2005, respectively.  Income earned on these policies, net of expenses, totaled $153,394, $103,851 and $98,625 for the years ended December 31, 2006, 2005 and 2004, respectively.  Income earned on these policies is not subject to Federal and State income tax.

15.	COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. The unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

At December 31, 2006, 2005 and 2004, the Company held securities classified as available-for-sale which had unrealized losses as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2006

Other comprehensive loss:
Unrealized holding losses	$405,337	$(169,943)	$235,394
Reclassification adjustment for losses included in net income	(52,737)	19,012	(33,725)

Total other comprehensive loss	$458,074	$(188,955)	$269,119

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(810,296)	$314,073	$(496,223)
Reclassification adjustment for losses included in net income	(48,494)	18,780	(29,714)

Total other comprehensive loss	$(761,802)	$295,293	$(466,509)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	COMPREHENSIVE INCOME (continued)

	Before	Tax Benefit	After
	Tax	(Expense)	Tax
For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(90,427)	$34,981	$(55,446)
Reclassification adjustment for gains included in net income	7,390	(2,846)	4,544

Total other comprehensive loss	$(97,817)	$37,827	$(59,990)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

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

	December 31, 2006		December 31, 2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$13,265,547	$13,265,547	$17,733,285	$17,733,285
Federal funds sold	-	-	1,885,000	1,885,000
Available-for-sale investment securities	55,298,000	55,298,000	50,391,000	50,391,000
Loans, net	182,331,506	184,830,865	149,990,614	150,113,000
Cash surrender value of life insurance policies	5,934,563	5,934,563	2,781,169	2,781,169
Accrued interest receivable	1,437,161	1,437,161	1,233,324	1,233,324
FHLB stock	1,825,900	1,825,900	1,056,900	1,056,900

Financial liabilities:
Deposits	207,576,169	207,667,170	192,581,114	191,771,000
Short-term debt	17,600,000	17,600,000	-	-
Long-term debt	8,547,638	8,215,627	9,139,620	8,969,000
Junior subordinated deferrable interest debentures	3,093,000	3,093,000	3,093,000	3,093,000
Accrued interest payable	284,942	284,942	196,607	196,607

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2006 and 2005

	2006	2005

ASSETS

Cash and due from banks	$113,078	$251,698
Investment in bank subsidiary	28,129,997	24,505,188
Other assets	402,302	353,656

	$28,645,377	$25,110,542

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	$104,278	$108,285
Junior subordinated debentures due to subsidiary grantor trust	3,093,000	3,093,000

Total liabilities	3,197,278	3,201,285

Shareholders' equity:
Common stock	20,683,720	18,332,290
Retained earnings	5,040,381	4,122,088
Accumulated other comprehensive loss, net of taxes	(276,002)	(545,121)

Total shareholders' equity	25,448,099	21,909,257

	$28,645,377	$25,110,542

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Income:
Dividends declared by bank subsidiary			$460,000
Earnings from investment in Valley Commerce Trust I	$7,917	$6,279	4,509

Total income	7,917	6,279	464,509

Expenses:
Interest on junior subordinated deferrable interest debentures	263,310	208,787	149,974
Other expenses	390,647	292,941	160,451

Total expenses	653,957	501,728	310,425

(Loss) income before equity in undistributed income of subsidiary	(646,040)	(495,449)	154,084

Equity in undistributed income of subsidiary	3,335,818	2,454,256	1,327,163

Income before income taxes	2,689,778	1,958,807	1,481,247

Income tax benefit	266,000	204,000	148,000

Net income	$2,955,778	$2,162,807	$1,629,247

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$2,955,778	$2,162,807	$1,629,247
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(3,335,818)	(2,454,256)	(1,327,163)
Stock-based compensation expense	18,847	-	-
Tax benefits on stock-based compensation	(125,828)	-	-
Decrease in other assets	77,182	10,536	(130,203)
Decrease in other liabilities	(4,007)	(67,128)	142,533

Net cash (used in) provided by operating activities	(413,846)	(348,041)	314,414

Cash flows from investing activities:
Investment in bank subsidiary	-	(7,500,000)	-

Cash flows from financing activities:
Cash paid for fractional shares	(5,004)	-	(5,726)
Proceeds from the exercise of stock options	154,402	-
Tax benefits from stock-based compensation	125,828	-
Net proceeds from sale of common stock	-	3,880,321	3,749,233

Net cash provided by financing activities	275,226	3,880,321	3,743,507

(Decrease) increase in cash and cash equivalents	(138,620)	(3,967,720)	4,057,921

Cash and cash equivalents at beginning of year	251,698	4,219,418	161,497

Cash and cash equivalents at end of year	$113,078	$251,698	$4,219,418

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no information required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2006, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2006, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

There is no information required to be disclosed under this Item.

PART III

ITEM 10 - DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 10 can be found in Valley Commerce Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Items 11 can be found in Valley Commerce Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 12 can be found in Valley Commerce Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 13 can be found in Valley Commerce Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 14 can be found in Valley Commerce Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

Our audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm are included under Item 8, “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3) Exhibits.

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

By:	/s/ Roy O. Estridge
Roy O. Estridge
Executive Vice President and Chief Financial Officer
Date:	March 26, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald A. Gilles or Roy O. Estridge as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Gilles	Director and Chief Executive	March 26, 2007
Donald A. Gilles	Officer (Principal Executive Officer)

/s/ Roy O. Estridge	Chief Financial Officer	March 26, 2007
Roy O. Estridge	(Principal Financial Officer and Principal Accounting Officer)

/s/ David B. Day	Director	March 26, 2007
David B. Day

/s/ Walter A. Dwelle	Chairman and Director	March 26, 2007
Walter A. Dwelle

/s/ Thomas A. Gaebe	Director	March 26, 2007
Thomas A. Gaebe

/s/ Philip R. Hammond, Jr.	Director	March 26, 2007
Philip R. Hammond, Jr.

/s/ Russell F. Hurley	Vice Chairman and Director	March 26, 2007
Russell F. Hurley

/s/ Fred P. LoBue, Jr.	Secretary and Director	March 26, 2007
Fred P. LoBue, Jr.

/s/ Kenneth H. Macklin	Director	March 26, 2007
Kenneth H. Macklin

/s/ Barry R. Smith	Director	March 26, 2007
Barry R. Smith

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Articles of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
4.3	Specimen Stock Certificate (2)
10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.2	Lease of premises at 200 South Court Street, Visalia (1)
10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)
10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)
10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)
10.6	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.7	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)
10.8	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)
10.9	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)
21	Subsidiaries of the Company (1)
24	Powers of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
_______________________________________
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.