Form 10-Q
period 2007-03-31
Valley Commerce Bancorp
filed 2007-05-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Exact name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Court Street Visalia, California 93291
(Address of principal executive offices)

(559) 622-9000 (Issuer’s telephone number)

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
Yes  ☐        No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,217,588 as of May 11, 2007.

Transitional Small Business Disclosure Format (check one)
Yes  ☐        No  ☒

Index

Index

PART I

Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, those described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9)changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12) changes in laws and regulations; (13) recently issued accounting pronouncements; (14) government policies, regulations, and their enforcement including  Bank Secrecy Act-related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management’s ability to manage these and other risks.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Quarterly Report on Form 10-Q the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Index

ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$7,879,704	$13,265,547
Available-for-sale investment securities, at fair value	53,247,000	55,298,000
Loans, less allowance for loan losses of $1,751,799 at March 31, 2007 and $1,745,582 at December 31, 2006	188,532,588	182,331,506
Bank premises and equipment, net	1,947,117	1,832,177
Cash surrender value of bank-owned life insurance	5,995,851	5,934,563
Accrued interest receivable and other assets	5,079,689	5,002,900
Total assets	$262,681,949	$263,664,693

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$60,105,779	$63,019,956
Interest bearing	76,290,448	75,292,723
Time	73,333,769	69,263,490
Total deposits	209,729,996	207,576,169

Accrued interest payable and other liabilities	1,723,001	1,399,787
Short-term debt	13,721,000	17,600,000
Long-term debt	8,298,160	8,547,638
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	236,565,157	238,216,594

Commitments and contingencies (Note 5)

Shareholders’ equity (Note 2 and 4):
Serial preferred stock - no par value; 10,000,000 shares authorized, noneissued	-	-
Common stock - no par value; 30,000,000 sharesauthorized; issued and outstanding – 2,217,588 shares at March 31, 2007 and 2,215,765 shares at December 31, 2006	20,704,392	20,683,720
Retained earnings	5,633,393	5,040,381
Accumulated other comprehensive loss, net of taxes (Note 4)	(220,993)	(276,002)
Total shareholders’ equity	26,116,792	25,448,099
Total liabilities and shareholders’ equity	$262,681,949	$263,664,693

See notes to unaudited condensed consolidated financial statements.

Index

 VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006

Interest Income:
Interest and fees on loans	$3,840,724	$3,209,583
Interest on investment securities:
Taxable	424,843	332,646
Exempt from Federal income taxes	190,535	161,052
Interest on Federal funds sold	334	98,975
Total interest income	4,456,436	3,802,256

Interest Expense:
Interest on deposits	1,427,905	878,112
Interest on short-term borrowings	91,421	-
Interest on long-term borrowings	177,377	95,792
Interest on junior subordinated deferrable interest debentures	66,972	60,855
Total interest expense	1,763,675	1,034,759

Net interest income before provision for loan losses	2,692,761	2,767,497

Provision for Loan Losses	-	-
Net interest income after provision for loan losses	2,692,761	2,767,497

Non-Interest Income:
Service charges	138,527	125,838
Mortgage loan brokerage fees	23,770	16,290
Earnings on cash surrender value of life insurance policies	63,778	27,979
Other	64,973	53,710
Total noninterest income	291,048	223,817

Non-Interest Expense:
Salaries and employee benefits	1,250,182	1,102,069
Occupancy and equipment	245,967	216,278
Other	615,648	566,958
Total noninterest expense	2,111,797	1,885,305

Income before provision for income taxes	872,012	1,106,009

Provision for income taxes	279,000	378,000

Net income	$593,012	$728,009

Basic earnings per share (Note 3)	$0.27	$0.33

Diluted earnings per share (Note 3	$0.26	$0.31

 See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2007	2006

Cash Flows from Operating Activities:
Net income	$593,012	$728,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-
Decrease in deferred loan origination fees, net	(11,528)	(22,928)
Depreciation	72,506	57,389
Amortization of intangibles	15,635	15,634
Loss on sale of equipment	1,255	-
Dividends on Federal Home Loan Bank stock	(26,600)	(12,300)
Amortization and accretion of investment securities, net	169	(35,003)
Increase in cash surrender value of bank owned life insurance	(61,288)	(27,979)
Stock-based compensation expense	7,670	6,750
(Decrease) increase in accrued interest receivable and other assets	(345,813)	35,995
Increase in accrued interest payable and other liabilities	187,846	209,597
Net cash provided by operating activities	432,864	955,164

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	1,615,000	500,000
Purchases of available-for-sale investment securities	-	(3,284,951)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	536,298	472,334
Redemption of Federal Home Loan Bank Stock, net	369,900	166,200
Net (increase) decrease in loans	(6,189,554)	5,040,674
Purchase of premises and equipment	(188,701)	(35,119)
Net cash used in investing activities	(3,857,057)	2,859,138

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Three Months
	Ended March 31,
	2007	2006

Cash Flows from Financing Activities:
Net (decrease) increase in noninterest-bearing and interest-bearing deposits	$(1,916,451)	$699,824
Net increase (decrease) in time deposits	4,070,279	(3,410,796)
Proceeds from exercised stock options	13,000	1,000
Payments on Federal Home Loan Bank short-term advances	(3,879,000)	-
Payments on Federal Home Loan Bank long-term advances	(249,478)	(247,121)
Net cash used in financing activities	(1,961,650)	(2,957,093)

(Decrease) increase in cash and cash equivalents	(5,385,843)	857,209
Cash and Cash Equivalents at Beginning of Year	13,265,547	19,618,285
Cash and Cash Equivalents at End of Period	$7,879,704	$20,475,494

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,662,351	$1,074,219
Income taxes	$400,000	$350,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$100,467	$(121,620)

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at March 31, 2007 and December 31, 2006, the results of its operations for the three-month periods ended March 31, 2007 and 2006, and its cash flows for the three-month periods ended March 31, 2007 and 2006 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however the Company believes that the disclosures made are adequate to make the information not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

At March 31, 2007, the Company had one stock-based compensation plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (the “Plan”).  Under the Plan, 338,144 shares of common stock  are reserved for issuance to employees and directors and the related options are exercisable until their expiration.  During the three-month periods ended March 31, 2007 and March 31, 2006, no options were granted by the Company to its officers or directors. Compensation cost related to stock options recognized in operating results under SFAS No. 123R was $7,671 and $6,750 in the three months ended March 31, 2007 and 2006, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  These excess tax benefits for the three months ended March 31, 2007 were not significant for the Company.

Index

The following table summarizes information about stock option activity for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Incentive:
Options outstanding at January 1, 2007	34,186	$8.61
Options granted	-	-
Options exercised	(1,823)	7.13
Options cancelled	(579)	12.09
Options outstanding at March 31, 2007	31,784	8.61	6.08 years	$394,305
Options exercisable at March 31, 2007	27,378	8.19	6.08 years	$351,312

Nonstatutory:
Options outstanding at January 1, 2007	190,163	$7.84
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2007	190,163	7.84	4.94 years	$2,506,594
Options exercisable at March 31, 2007	174,887	7.15	4.94 years	$2,424,531

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2007.  There were 1,823 and 83 options exercised during the quarters ended March 31, 2007 and 2006, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the quarter ended March 31, 2007 and 2006 was $24,000 and $1,000, respectively.  During the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $13,000.  The total fair value of shares vested during the quarters ended March 31, 2007 and 2006 was $8,000 and $7,000, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of March 31, 2007, there was $80,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.75 years and will be adjusted for subsequent changes in estimated forfeitures.

Index

3.	EARNINGS PER SHARE

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

	For the Three Months
	Ended March 31,
	2007	2006
Earnings Per Share:
Basic earnings per share	$0.27	$0.33
Diluted earnings per share	$0.26	$0.31
Weighted Average Number of Shares Outstanding:
Basic shares	2,216,292	2,191,918
Diluted shares	2,321,805	2,313,399

There were no options excluded from the computation of diluted earnings per share for the 2007 or 2006 periods as no options granted were considered to be as antidilutive.

4.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months
(In Thousands)	Ended
	March 31,	March 31,
	2007	2006

Net income	$593	$728
Other comprehensive gain/(loss):
Unrealized holding gain/(loss) on available-for-sale investment securities, net of tax	55	(121)
Net other comprehensive income	$648	$607

5.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $41.3 million and $44.1 million and letters of credit of $1.0 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, consumer loan commitments, which are generally unsecured, represent approximately 7% of total commitments.  Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 38% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 50% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Index

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

6.	INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months ended March 31, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

7.	RECENT ACCOUNTING PRONOUNCEMENT

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Optionfor Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof.  The provisions of FAS 159 are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management did not elect to early adopt FAS 159 and has not yet completed its evaluation of the impact that FAS 159 will have.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in Item 1, Financial Statements ,in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

Overview

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank (the Bank), a California state chartered bank.  The Company’s principal business is to provide financial services through its banking subsidiary in its primary market areas of Tulare and Fresno Counties in California.  The Company derives its income primarily from interest earned on loans, and, to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans.  The Bank’s major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations.  The Company does not currently conduct any operations other than through the Bank.

The Company earned net income of $593,000 or $0.26 per diluted share, for the quarter ended March 31, 2007, compared to $782,000, or $0.31 per diluted share, for the quarter ended March 31, 2006.  The annualized quarterly return on average assets was 0.93% for 2007 and 1.29% for 2006.  The annualized quarterly return on average shareholders’ equity for the 2007 and 2006 periods was 9.35% and 13.16%, respectively.  The decrease in earnings was attributable to rising funding costs and increased non-interest expenses.

At March 31, 2007, the Company’s total assets were $262.7 million, representing an increase of $36.8 million or 16% compared to March 31, 2006.  Total loans, net of the allowance for loan losses, were $188.5 million at March 31, 2007, representing an increase of $43.6 million or 30% compared to March 31, 2006.  Total deposits were $209.7 million at March 31, 2007, representing an increase of $19.9 million or 10% compared to March 31, 2006.  During the twelve months ended March 31, 2007, loan growth exceeded deposit growth as the Company continued its efforts to utilize capital and reduce the impact of competitive interest rate pressures on deposit products.  Comparing March 31, 2007 and December 31, 2006 balances, total assets decreased by $1.1 million or 1%, total net loans increased by $6.2 million or 3%, and total deposits increased by $2.2 million or 1%.

At March 31, 2007, the Company’s leverage ratio was 11.4% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.5% and 14.3%, respectively.  At December 31, 2006, the Company’s leverage ratio was 11.1% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.5% and 14.3%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at March 31, 2006 were 11.4%, 15.3% and 16.4%, respectively.  The total risk-based capital ratios declined between March 31, 2007 and March 31, 2006 as a result of management’s successful efforts in growing the loan portfolio.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

Index

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs

	Three months ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	income/	Yield/	Average	income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	cost
ASSETS
Federal funds sold	$26	$-	-	$9,013	$99	4.45%
Available-for-sale investment securities:
Taxable	35,981	425	4.79%	35,417	333	3.81%
Exempt from Federal income taxes (1)	18,930	191	6.20%	16,699	161	5.92%
Total securities (1)	54,911	616	5.28%	52,116	494	4.49%
Loans (2) (3)	184,061	3,841	8.46%	150,050	3,209	8.67%
Total interest-earning assets (1)	238,998	4,457	7.73%	211,179	3,802	7.46%
Noninterest-earning assets, net of allowance for loan losses	18,379			17,814
Total assets	$257,377			$228,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest-bearing	$74,711	$552	3.00%	$72,229	$405	2.27%
Time deposits less than $100,000	21,554	254	3.46%	19,545	166	3.44%
Time deposits $100,000 or more	49,851	622	6.06%	33,299	307	3.74%
Total interest-bearing deposits	146,116	1,428	3.96%	125,073	878	2.85%
Short-term debt	13,430	177	5.34%	-	-	-
Long-term debt	8,506	92	4.39%	9,054	96	4.30%
Junior subordinated deferrable interest debentures	3,093	67	8.79%	3,093	61	8.00%
Total interest-bearing liabilities	171,145	1,764	4.18%	137,220	1,035	3.06%
Noninterest-bearing deposits	58,900			68,023
Other liabilities	1,614			1,322
Total liabilities	231,659			206,565
Shareholders’ equity	25,718			22,428
Total liabilities and shareholders’ equity	$257,377			$228,993
Net interest income and margin (1)		$2,693	4.74%		$2,767	5.47%

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

(3) Interest income on loans includes amortized loan fees, net of costs, of $69 and $206 for 2007 and 2006, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2007 and 2006.

Changes in net interest income due to changes in volumes and rates

	2007 period vs 2006 period
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(99)	$-	$(99)
Investment securities
Taxable	5	87	92
Exempt from Federal income taxes	33	(3)	30
Total Securities	38	84	122
Loans	727	(95)	632
Total interest income	$666	$(11)	$655

(Decrease) increase in interest expense:
Other interest bearing deposits	14	133	147
Time deposits less than $100,000	17	71	88
Time deposits $100,000 or more	153	162	315
Total interest-bearing deposits	184	366	550
Short-term debt	-	177	177
Long-term debt	(6)	2	(4)
Junior subordinated deferrable interest debentures	-	6	6
Total interest expense	178	551	729
(Increase) decrease in net interest income	$488	$(562)	$(74)

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the three-month period ended March 31, 2007 was $4.5 million, an increase of $655,000 million or 17% from the same period in 2006.  The improvement was attributable primarily to increased volume of average interest-earning assets and to a slightly higher average yield on these assets.

Average earning assets in the 2007 period increased by $27.8 million or 13% compared to the 2006 period.  Average loans increased by $34.0 million or 23% due primarily to increased mortgage-real estate and mortgage-construction lending.  In addition, average available-for-sale securities increased by $2.8 million or 5%, primarily in the area of tax exempt municipal securities.

The weighted average taxable-equivalent yield on total interest-earning assets was 7.73% in the 2007 period compared to 7.46% in the 2006 period due to rising yields on investment securities.  The majority of the Company’s loan portfolio was priced with floating interest rates and the Company was therefore positioned to benefit from the three 25-basis point increases in the Federal funds rate (and in corresponding loan rate indexes such as the prime rate) that occurred during the 12-month period ended March 31, 2007.  These rate increases were offset by competitive pressures for high quality credits and customer demand for fixed interest rate loans, and reduced loan fees in the 2007 period.

Total interest expense for the three-month period ended March 31, 2007 was $1.8 million, an increase of $729,000 or 70% from the same period in 2006.  Average interest-bearing liabilities in the 2007 period increased by $33.9 million or 25% compared to the 2006 period.  This included an increase in average time deposits of $18.6 million or 35%.  Average time deposits for the first quarter of 2007 included $9.9 million of brokered time deposits acquired in December 2006.

Index

The average rate paid on interest-bearing liabilities was 4.18% in the 2007 period compared to 3.06% in the 2006 period.  The increase in rates paid was attributable primarily to higher market interest rates on deposits and increased use of wholesale funding sources, including Federal Home Loan Bank (FHLB) advances and brokered time deposits.

Net interest income before provision for loan losses decreased to $2.7 million for the 2007 period from $2.8 million for the 2006 period due to the factors described above.  The Company’s net interest income was also impacted by a decrease in the average balance of non-interest bearing deposits which primarily migrated into interest-bearing deposit categories.  The average balance of noninterest-bearing deposit accounts for the 2007 period was $59 million, a $9 million or 13% decrease from the 2006 period.  Increased volume of average earning assets resulted in an increase in the Company’s net interest income of $488,000, while the increase in interest rates caused net interest income to decrease by $562,000.

The Company’s net interest margin on a taxable equivalent basis decreased 73 bps from 5.47% during the three months ended March 31, 2006 to 4.74% during the three months ended March 31, 2007.  As described in the preceding paragraphs, the decline in net interest margin resulted from the favorable volume and yield variances on interest earning assets being of significantly lesser magnitude than the unfavorable volume and yield variances on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  No provisions for loan losses were recorded for the three-month periods ended March 31, 2007 and 2006 based on management’s assessment of the loan portfolio and related credit quality.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2007 and 2005 totaled $291,000 and $224,000, respectively, an increase of $67,000 or 30%.  The components of non-interest income during each period were as follows:

Non-interest income
	Quarter ended March 31,		Increase
(in thousands)	2007	2006	(Decrease)
Service charges	$138	$126	$12
Mortgage loan brokerage fees	24	16	8
Earnings on cash surrender value of life insurance policies	64	28	36
Other	65	54	11
Total non-interest income	$291	$224	$67

The increase in non-interest income was primarily attributable to earnings on bank-owned life insurance assets which increased due to additional investments made in such assets during the latter part of 2006.  Other non-interest income includes FHLB dividend income which increased due to higher usage of FHLB credit lines and required investment in FHLB stock.

Non-Interest Expense

Non-interest expense was $2.1 million in the first quarter of 2007 compared to $1.9 million in the first quarter of 2006, an increase of $227,000 or 12%.  The increase was due primarily to increased employee-related costs associated with the Company’s growth.  The increase in occupancy expenses was due to additional rent, depreciation and utilities associated with the expansion of the Visalia branch and Willow Plaza administrative offices.  The decrease in telephone and postal was due to a nonrecurring expense in the 2006 period.

Index

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2007 and 2006:

Non-interest expense
	Quarter ended March 31,		Increase
(in thousands)	2007	2006	(Decrease)
Salaries and employee benefits	$1,250	$1,102	$148
Occupancy and equipment	246	216	30
Data processing	113	107	6
Operations	112	105	7
Professional and legal	88	69	19
Advertising and business development	62	50	12
Telephone and postal	49	63	(14)
Supplies	41	38	3
Assessment and insurance	33	24	9
Amortization expense	15	15	-
Other expenses	103	96	7
Total noninterest expense	$2,112	$1,885	$227

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2007 and 2006 was $279,000 and $378,000, respectively.  The effective tax rate for these periods was 32.2%, and 34.2%, respectively.  The decrease in effective tax rate was primarily due to increased investment in municipal securities which are exempt from Federal income taxes and increased investment in life insurance assets.

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale
	March 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government agencies	$18,809	$5	$(239)	$18,575
Mortgage-backed securities	11,905	48	(215)	11,738
Municipal securities	18,840	163	(33)	18,970
Corporate debt securities	4,024	-	(60)	3,964
Total	$53,578	$216	$(547)	$53,247

	December 31, 2006
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government agencies	$20,325	$6	$(282)	$20,049
Mortgage-backed securities	12,422	65	(250)	12,237
Municipal securities	18,950	142	(36)	19,056
Corporate debt securities	4,033	-	(77)	3,956
Total	$55,730	$213	$(645)	$55,298

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

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.  The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	March 31, 2007		December 31, 2006
Commercial	$41,983	22%	$41,104	22%
Real estate – mortgage (1)	94,116	49	92,639	50
Real estate – construction	48,011	25	44,273	24
Agricultural	4,996	3	4,693	3
Consumer and other	1,603	1	1,805	1
Subtotal	190,709	100%	184,514	100%
Deferred loan fees, net	(424)		(436)
Allowance for loan losses	(1,752)		(1,746)
Total loans, net	$188,533		$182,332

(1) Consists primarily of commercial mortgage loans.

During the three months ended March 31, 2007, loan growth occurred in the categories of real estate-mortgage and real estate-construction.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.  Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population

Index

more rapidly than many other areas of California due to the relatively low cost of real estate.  Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets.  There were no nonperforming assets at March 31, 2007 and December 31, 2006.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to provide for estimated credit losses that it is probable the Company will incur as of the balance sheet date.  Loans determined to be impaired are evaluated individually by management for determination of the specific loss, if any, that exists as of the balance sheet date.  In addition, reserve factors are assigned to currently performing loans based on historical loss rates as adjusted for current economic conditions, trends in the level and volume of past due and classified loans, and other qualitative factors.

The allowance for loan losses totaled $1.75 million or 0.92% of total loans at March 31, 2007.  This compared to $1.75 million or 0.95% at December 31, 2006.    There were no charge offs and $6,000 in recoveries recorded during the first three months of 2007.  There were no loan charge-offs and no recoveries recorded during the first three months of 2006.  Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge-offs, management believes the allowance for loan losses to be adequate.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses
	Three months ended March 31,
(dollars in thousands)	2007	2006

Balance, beginning	$1,746	$1,766
Provision for loan losses	-	-
Charge-offs	-	-
Recoveries	6	-
Balance, ending	$1,752	$1,766

Net charge-offs (recoveries) to average loans outstanding	0.00%	0.00%
Average loans outstanding	$184,061	$150,050
Ending allowance to total loans outstanding	0.92%	1.20%

Deposits

Total deposits were $209.7 million as of March 31, 2007,a increase of $2.2 million or 1% from the December 31, 2006 balance of $207.6 million.  The increase followed growth in interest-bearing deposits during the three month period ended March 31, 2007, which increased by $997,000 or 2%.  In addition, time deposits increased by $4.1 million or 6% over the same period.  These were offset by a decline in noninterest bearing deposits of $2.9 million or 5%, which decreased from December 31, 2006 due in part to competitive pressures which caused some migration into interest-bearing accounts.

Total deposits at March 31, 2007 and December 31, 2006 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	March 31, 2007		December 31, 2006
Noninterest bearing	$60,106	29%	$63,020	30%
Interest bearing	76,290	36	75,293	36
Time deposits	73,334	35	69,263	34
Total Deposits	$209,730	100%	$207,576	100%

Index

Borrowings

At March 31, 2007, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $22.0 million.  This debt was comprised of $13.7 million of short-term, adjustable rate debt, and $8.3 million of long-term fixed rate debt.  At December 31, 2006, the Company had $17.6 in short-term debt and long-term debt totaling $8.5 million.  At March 31, 2007, the long-term weighted average borrowing rate was 4.38% and the short-term weighted average borrowing rate was 5.50%.  The Company utilized short-term borrowings from the FHLB to fund a portion of its asset growth in 2007 as rising interest rates adversely affected core deposit growth.  Long-term borrowings from the FHLB were incurred prior to 2005 primarily for the purpose of funding fixed rate loans.  The remaining principal balance of long-term debt is scheduled to mature through January 2012.  The $3.1 million balance of junior subordinated deferrable interest debentures at March 31, 2007 remained unchanged from December 31, 2006.  The rate of interest paid on these debentures was 8.66% at March 31, 2007 compared to 8.67% at December 31, 2006.

Capital Resources

The following table summarizes the Company’s risk-based capital ratios as of March 31, 2007 and December 31, 2006:

Capital and capital adequacy ratios
	Quarter ended
	March 31, 2006		December 31, 2006
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp And Subsidiary	$29,283	11.4%	$28,654	11.1%
Minimum regulatory requirement	$10,293	4.0%	$10,346	4.0%

Valley Business Bank	$29,046	11.3%	$28,336	11.0%
Minimum requirement for “Well-Capitalized” institution	$12,860	5.0%	$12,926	5.0%
Minimum regulatory requirement	$10,288	4.0%	$10,341	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp And Subsidiary	$29,283	13.5%	$28,654	13.5%
Minimum regulatory requirement	$8,692	4.0%	$8,495	4.0%

Valley Business Bank	$29,046	13.4%	$28,336	13.4%
Minimum requirement for “Well-Capitalized” institution	$13,033	6.0%	$12,736	6.0%
Minimum regulatory requirement	$8,689	4.0%	$8,490	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp And Subsidiary	$31,035	14.3%	$30,399	14.3%
Minimum regulatory requirement	$17,385	8.0%	$16,989	8.0%

Valley Business Bank	$30,798	14.2%	$30,081	14.2%
Minimum requirement for “Well-Capitalized” institution	$21,722	10.0%	$21,226	10.0%
Minimum regulatory requirement	$17,378	8.0%	$16,981	8.0%

At March 31, 2007 and December 31, 2006, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Index

Trust preferred securities are included in Tier 1 capital, subject to regulatory limitation.  At March 31, 2007, and December 31, 2006, $3.0 million was included in Tier 1 capital.

Liquidity

Liquidity is the ability to provide funds to meet customers’ loan and cash needs and to fund operations in a timely and cost effective manner.  The Company’s primary source of funds is deposits.  On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing time deposits, and other needs and initiates deposit promotions as needed.  During periods when deposit growth exceeds loan demand, funds are invested in investment securities to serve as a future source of funding as well as to generate additional yield.

The Company’s sources of liquidity include short-term borrowing arrangements with the FHLB and correspondent banks, available-for-sale securities portfolio, and may also include, Federal funds sold, and cash and due from banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $41.3 million and $1.0 million, respectively, at March 31, 2007.  Management monitors these arrangements in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

The Company’s strategic objectives include expanding through opening of “de novo” branches and loan production offices in the near term and acquiring branch offices from other institutions in the longer term.   The addition of branch offices is expected to involve significant cash outlays; e.g., for buildings, improvements, and equipment.  The Company’s planning efforts consider the impact of such cash outlays so that sufficient liquidity is maintained for both capital and operational needs.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the three months ended March 31, 2007 compared to December 31, 2006 as discussed in the Company’s 2006 annual report on Form 10-K.

Index

ITEM 4 – CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3– DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4– SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6– EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: May 10, 2007	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications