Form 10-Q
period 2007-06-30
Valley Commerce Bancorp
filed 2007-08-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐        No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,328,191 as of August 10, 2007.

Transitional Small Business Disclosure Format (check one)
Yes  ☐        No  ☒

Index

PART I

Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, those described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9) changes in the securities markets, (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12) changes in laws and regulations; (13) recently issued accounting pronouncements; (14) government policies, regulations and their enforcement including Bank Secrecy Act – related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management’s ability to manage these and other risks.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

Index

ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$8,195,700	$13,265,547
Available-for-sale investment securities, at fair value	51,153,000	55,298,000
Loans, less allowance for loan losses of $1,751,799 at June 30, 2007 and $1,745,582 at December 31, 2006	194,986,256	182,331,506
Bank premises and equipment, net	2,023,513	1,832,177
Cash surrender value of bank-owned life insurance	6,057,710	5,934,563
Accrued interest receivable and other assets	4,834,814	5,002,900
Total assets	$267,250,993	$263,664,693

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$58,707,450	$63,019,956
Interest-bearing	82,504,185	75,292,723
Time	72,613,221	69,263,490
Total deposits	213,824,856	207,576,169

Accrued interest payable and other liabilities	1,701,175	1,399,787
Short-term debt	14,053,000	17,600,000
Long-term debt	8,248,075	8,547,638
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	240,920,106	238,216,594

Commitments and contingencies (Note 6)

Shareholders’ equity (Note 2 and 5):
Serial preferred stock - no par value; 10,000,000 shares authorized, noneissued
Common stock - no par value; 30,000,000 sharesauthorized; issued and outstanding – 2,328,191 shares at June 30, 2007 and 2,326,553 shares at December 31, 2006	22,871,037	20,683,720
Retained earnings	4,140,278	5,040,381
Accumulated other comprehensive loss, net of taxes (Note 5)	(680,428)	(276,002)
Total shareholders’ equity	26,330,887	25,448,099
Total liabilities and shareholders’ equity	$267,250,993	$263,664,693

See notes to unaudited condensed consolidated financial statements.

Index

 VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$4,066,212	$3,421,858	$7,906,936		$6,631,441
Interest on investment securities:
Taxable	357,855	345,097	782,698		677,743
Exempt from Federal income taxes	190,705	176,332	381,240		337,384
Interest on Federal funds sold	1,667	34,969	2,001		133,944
Total interest income	4,616,439	3,978,256	9,072,875		7,780,512

Interest Expense:
Interest on deposits	1,521,781	952,360	2,949,686		1,830,472
Interest on short-term debt	176,073	70,515	353,450		70,515
Interest on long-term debt	90,359	95,053	181,780		190,845
Interest on junior subordinated deferrable interest debentures	67,675	65,185	134,647		126,040
Total interest expense	1,855,888	1,183,113	3,619,563		2,217,872

Net interest income before provision for loan losses	2,760,551	2,795,143	5,453,312		5,562,640

Provision for loan losses	-	-	-		-
Net interest income after provision for loan losses	2,760,551	2,795,143	5,453,312		5,562,640

Non-Interest Income:
Service charges	137,039	136,072	275,566		261,910
Loss on sale of available-for-sale investment securities, net	(1,145)	(52,737)	(1,145)		(52,737)
Mortgage loan brokerage fees	23,560	25,694	47,330		41,984
Earnings on cash surrender value of life insurance policies	64,349	26,334	128,127		54,313
Other	58,319	48,917	123,292		102,627
Total non-interest income	282,122	184,280	573,170		408,097

Non-Interest Expense:
Salaries and employee benefits	1,165,354	1,027,579	2,415,536		2,129,648
Occupancy and equipment	249,309	213,798	495,276		430,076
Other	698,760	711,029	1,314,408		1,277,986
Total non-interest expense	2,113,423	1,952,406	4,225,220		3,837,710

Income before provision for income taxes	929,250	1,027,017	1,801,262		2,133,027

Provision for income taxes	258,000	362,000	537,000		740,000

Net income	$671,250	$665,017	$1,264,262	$	,393,027

Basic earnings per share (Notes 2 and 4)	$0.29	$0.29	$0.54		$0.61

Diluted earnings per share (Notes 2 and 4)	$0.28	$0.27	$0.52		$0.57

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$1,264,262	$1,393,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-
Increase in deferred loan origination fees, net	42,945	4,517
Depreciation	142,999	115,658
Amortization of intangibles	31,269	31,269
Loss on sale of available-for-sale investment securities, net	1,145	52,737
Dividends on Federal Home Loan Bank stock	(45,700)	(24,000)
Amortization and accretion of investment securities, net	55,722	178,745
Increase in cash surrender value of bank-owned life insurance	(123,147)	(54,313)
Stock-based compensation expense	15,342	14,500
Net loss on sale of equipment	1,255	-
Decrease in accrued interest receivable and other assets	(278,060)	(530,820)
Increase in accrued interest payable and other liabilities	301,388	837,342
Net cash provided by operating activities	1,409,420	2,018,662

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	2,000,000	655,000
Proceeds from sales of available-for-sale investment securities	2,623,855	2,752,737
Purchases of available-for-sale investment securities	(2,226,905)	(10,472,291)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,114,134	1,010,893
Redemption of Federal Home Loan Bank Stock, net	633,200	13,400
Net increase in loans	(12,697,695)	(12,500,804)
Purchase of premises and equipment	(344,903)	(111,889)
Proceeds from sale of equipment	9,313	-
Net cash used in investing activities	(8,889,001)	(18,652,954)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Six Months
	Ended June 30,
	2007	2006

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$2,898,956	$2,761,785
Net increase (decrease) in time deposits	3,349,731	(423,290)
Proceeds from exercised stock options	13,000	1,000
Increase (decrease) in short-term debt	(3,547,000)	10,000,000
Decrease in long-term debt	(299,563)	(294,820)
Cash paid to repurchase fractional shares	(5,390)	(5,004)
Net cash provided by financing activities	2,409,734	12,039,671

Decrease in cash and cash equivalents	(5,069,847)	(4,594,621)
Cash and Cash Equivalents at Beginning of Year	13,265,547	19,618,285
Cash and Cash Equivalents at End of Period	$8,195,700	$15,023,664

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,461,916	$2,230,418
Income taxes	$615,000	$1,255,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$(577,049)	$(753,653)

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at June 30, 2007 and December 31, 2006, the results of its operations for the three and six-month periods ended June 30, 2007 and 2006, and its cash flows for the six-month periods ended June 30, 2007 and 2006 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

On May 15, 2007 the Company declared a 5% stock dividend payable on June 20, 2007 for all shareholders of record on June 6, 2007.  All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

2.           STOCK-BASED COMPENSATION

At June 30, 2007, the Company had two stock-based compensation plans, for which 355,050 shares of common stock are reserved for issuance to employees and directors and 122,006 shares are available for future grants under incentive and nonstatutory agreements.  There were no options granted during the six-month period ended June 30, 2007.  During the six-month period ended June 30, 2006, 10,000 options were awarded by the Company to a then-recently appointed director.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $7,671 and $5,518 in the three month periods ended June 30, 2007 and 2006, respectively.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $15,342 and $14,500 in the six month periods ended June 30, 2007 and 2006, respectively.  The excess tax benefits for the six month periods ended June 30, 2007 and 2006 were $4,306 and $2,516, respectively.

Index

3.           STOCK OPTION PLAN

On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants.  Under the plan, 122,007 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.  Additional information on the Incentive Plan may be obtained from the Company’s 2007 Annual Proxy Statement.

The prior plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan ("Prior Plan") was established in 1997 and expired on February 17, 2007.  All options outstanding at June 30, 2007 were granted under the Prior Plan.

The following table summarizes information about stock option activity for the six months ended June 30, 2007:

	For the Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Incentive:
Options outstanding at January 1, 2007	35,895	$8.20
Options granted	-	-
Options exercised	(1,914)	6.79
Options cancelled	(608)	11.52
Options outstanding at June 30, 2007	33,373	8.20	5.83 years	$388,423
Options exercisable at June 30, 2007	28,751	7.80	5.83 years	346,277

Nonstatutory:
Options outstanding at January 1, 2007	199,669	$7.47
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at June 30, 2007	199,669	7.47	4.67 years	$2,471,384
Options exercisable at June 30, 2007	185,728	6.95	4.67 years	2,394,802

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2007.  There were 1,914 and 87 options exercised during the six month periods ended June 30, 2007 and 2006, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the six month periods ended June 30, 2007 and 2006 was $24,000 and $1,000, respectively.  During the six month period ended June 30, 2007, the amount of cash received from the exercise of stock options was $13,000.  The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $8,100 and $8,200, respectively.  The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $17,100 and $15,200, respectively.

Index

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of June 30, 2007, there was $73,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Earnings Per Share:
Basic earnings per share	$0.29	$0.29	$0.54	$0.61
Diluted earnings per share	$0.28	$0.27	$0.52	$0.57
Weighted Average Number of Shares Outstanding:
Basic shares	2,328,191	2,301,296	2,327,546	2,301,270
Diluted shares	2,424,810	2,455,118	2,425,239	2,454,504

There were no options excluded form the computation of diluted earnings per share for the 2007 or 2006 periods as no options granted were identified as anti-dilutive.

5.           COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months		For the Six Months
	Ended		Ended
(In Thousands)	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$671	$665	$1,264	$1,393
Other comprehensive gain/(loss):
Unrealized holding gain/(loss) on available-for-sale
investment securities, net of tax	(459)	(386)	(404)	(507)
Total other comprehensive income	$212	$279	$860	$886

Index

6.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $52.8 million and $44.1 million and letters of credit of $0.5 million and $1.7 million at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, consumer loan commitments represent approximately 5% of total commitments and are generally unsecured.  Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 58% of total commitments and are generally scured by various assets of the borrower.  Real estate loan commitments represent the remaining 32% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

7.	INCOME TAXES

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

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three or six months ended June 30, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

Index

8.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including an Amendment of FASB Statement No. 115 (“FAS 159”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value at specified election dates.  The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs.  The fair value option can be applied only to entire instruments and not to portions thereof.  The provisions of FAS 159 are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Management did not elect to early adopt FAS 159 and has not yet completed its evaluation of the impact that FAS 159 will have.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in  Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on form 10-K for the year ended December 31, 2006.

Introduction

Overview

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank (the Bank), a California state chartered bank.  The Company’s principal business is to provide financial services through its banking subsidiary in its primary market areas of Tulare and Fresno Counties in California. The Company derives its income primarily from interest earned on loans, and to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans.  The Bank’s major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations.  The Company does not currently conduct any operations other than through the Bank.

The Company’s consolidated second quarter 2007 net income totaled $671,000, or $0.28 per diluted share, compared to $665,000 or $0.27 per diluted share achieved in the second quarter of 2006.  The Company earned net income of $1.3 million or $0.52 per diluted share, for the six-month period ended June 30, 2007, compared to $1.4 million, or $0.57 per diluted share, for the six-month period ended June 30, 2006.  The annualized return on average assets was 0.98% for the six months ended June 30, 2007 and 1.22% for the same 2006 period.  The annualized return on average shareholders’ equity for the six months ended June 30, 2007 and 2006 was 9.77% and 12.42%, respectively.  The decrease in year to date return on average assets and equity resulted primarily from higher funding costs and higher non-interest expense.

At June 30, 2007, the Company’s total assets were $267.3 million, representing an increase of $25.5 million or 11% compared to June 30, 2006.  Total loans, net of the allowance for loan losses, were $195.0 million at June 30, 2007, representing an increase of $32.5 million or 20% compared to June 30, 2006.  Total deposits were $213.8 million at June 30, 2007, representing an increase of $18.9 million or 10% compared to June 30, 2006.  During the twelve months ended June 30, 2007, the Company continued its efforts to utilize capital and reduce the impact of competitive interest rate pressures on deposit products.  Comparing June 30, 2007 and December 31, 2006 balances, total assets increased by $3.6 million or 1%, total net loans increased by $12.7 million or 7%, and total deposits increased by $6.2 million or 3%.

At June 30, 2007, the Company’s leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.4% and 14.2%, respectively.  At December 31, 2006, the Company’s leverage ratio was 11.1% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.5% and 14.3%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at June 30, 2006 were 11.6%, 14.3 % and 15.2%, respectively.  The total risk-based capital ratio declined between June 30, 2007 and June 30, 2006 as a result of the Company’s successful efforts in growing the loan portfolio.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

Index

Results of Operations for the Six Months Ended June 30, 2007 and 2006

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

(3) Interest income on loans includes amortized loan fees, net of costs, of $139 and $488 for 2007 and 2006, respectively.

	Average balances and weighted average yields and costs Six Months ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$77	$2	5.24%	$5,940	$134	4.55%
Available-for-sale investment securities:
Taxable	34,987	783	4.51%	35,332	678	3.87%
Exempt from Federal income taxes (1)	18,852	381	6.18%	16,842	337	6.11%
Total securities (1)	53,839	1,164	5.09%	52,174	1,015	4.59%
Loans (2) (3)	189,242	7,907	8.43%	153,654	6,632	8.70%
Total interest-earning assets (1)	243,158	9,073	7.69%	211,768	7,781	7.57%

Noninterest-earning assets, net of allowance for loan losses	18,022			17,818
Total assets	$261,180			$229,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$76,888	$1,161	3.05%	$71,704	$880	2.47%
Time deposits less than $100,000	21,715	518	4.81%	19,157	337	3.55%
Time deposits $100,000 or more	50,761	1,271	5.05%	32,259	613	3.83%
Total interest-bearing deposits	149,364	2,950	3.98%	123,120	1,830	3.00%
Short-term debt	13,304	353	5.35%	2,810	71	5.10%
Long-term debt	8,387	182	4.38%	8,959	191	4.30%
Junior subordinated deferrable interest debentures	3,093	135	8.80%	3,093	126	8.21%
Total interest-bearing liabilities	174,148	3,620	4.19%	137,982	2,218	3.24%

Noninterest-bearing deposits	59,350			67,557
Other liabilities	1,597			1,428
Total liabilities	235,095			206,967
Shareholders’ equity	26,085			22,619
Total liabilities and shareholders’ equity	$261,180			$229,586

Net interest income and margin (1)		$5,453	$4.69%		$5,563	$5.46%

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

(3) Interest income on loans includes amortized loan fees, net of costs, of $139 and $488 for 2007 and 2006, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2007 and 2006.

Changes in net interest income due to changes in volumes and rates

	2007 period vs. 2006 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(132)	$-	$(132)
Investment securities
Taxable	(7)	112	105
Exempt from Federal income taxes	61	(17)	44
Total securities	54	95	149
Loans	1,536	(261)	1,275
Total interest income	$1,458	$(166)	$1,292

Increase (decrease) in interest expense:
Other interest bearing deposits	64	217	281
Time deposits less than $100,000	45	136	181
Time deposits $100,000 or more	352	306	658
Total interest-bearing deposits	461	659	1,120
Short-term debt	265	17	282
Long-term debt	(12)	3	(9)
Junior subordinated deferrable interest debentures	-	9	9
Total interest expense	714	688	1,402
Increase (decrease) in net interest income	$744	$(854)	$(110)

(1)           Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the six-month period ended June 30, 2007 was $9.1 million, an increase of $1.3 million or 17% from the same period in 2006.  The improvement was attributable primarily to increased volume of average interest-earning assets.

Average earning assets in the 2007 period increased by $31.4 million or 15% compared to the 2006 period.  Average loans increased by $35.6 million or 23% due primarily to increased mortgage-real estate and mortgage-construction lending.  In addition, average available-for-sale securities increased by $1.7 million or 3%, primarily in the area of tax exempt municipal securities.

The weighted average taxable-equivalent yield on total interest-earning assets was 7.69% in the 2007 period compared to 7.57% in the 2006 period.  The majority of the Company’s loan portfolio was priced with floating interest rates.  However, competitive pressures for high quality credits and customer demand for fixed interest rate loans, and reduced loan fees in the 2007 period caused the yields to decline slightly.

Total interest expense for the six-month period ended June 30, 2007 was $3.6 million, an increase of $1.4 million or 63% from the same period in 2006.  Average interest-bearing liabilities in the 2007 period increased by $36.2 million or 26% compared to the 2006 period.  This included an increase in average other interest-bearing deposits of $5.2 million or 7% and an increase in average time deposits of $21.1 million or 41%.  Average time deposits for the six months ended June 30, 2007 included $9.9 million of brokered time deposits acquired in December 2006.

Index

The average rate paid on interest-bearing liabilities was 4.19% in the 2007 period compared to 3.24% in the 2006 period.  The increase in rates paid was attributable primarily to higher market interest rates on deposits and increased use of wholesale funding sources, including Federal Home Loan Bank (FHLB) advances and brokered time deposits.

Net interest income decreased by $110,000 to $5.5 million for the 2007 period from $5.6 million for the 2006 period due to the factors described above.  The Company’s net interest income was also impacted by a decrease in the average balance of non-interest bearing deposits which primarily migrated into interest-bearing deposit categories. The average balance of noninterest-bearing deposit accounts for the 2007 period was $59.4 million, an $8.2 million or 12% decrease from the 2006 period.  The Company’s net interest margin on a taxable equivalent basis decreased 77 bps from 5.46% for the six months ended June 30, 2006 to 4.69% for the six months ended June 30, 2007.  As described in the preceding paragraphs, the decline in net interest margin resulted from the favorable volume and yield factors being of significantly less magnitude than unfavorable volume and yield factors.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  No provisions for loan losses were recorded for the six-month periods ended June 30, 2007 and 2006 based on management’s assessment of the loan portfolio and related credit quality.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2007 and 2006 totaled $573,000 and $408,000, respectively, an increase of $165,000 or 40%.  The components of non-interest income during each period were as follows:

Non-interest income
	Six Months ended June 30,
(in thousands)	2007	2006	Increase (Decrease)
Service charges	$276	$262	$14
Loss on sale of available-for-sale investment securities	(1)	(53)	52
Mortgage loan brokerage fees	47	42	5
Earnings on cash surrender value of life insurance policies	128	54	74
Other	123	103	20
Total non-interest income	$573	$408	$165

The increase in non-interest income was primarily attributable to earnings on bank-owned life insurance assets which increased due to additional investments made in such assets during the latter part of 2006.  The “other” category of non-interest income includes FHLB dividend income which increased due to higher usage of FHLB credit lines and required investment in FHLB stock.  Losses on sales of available-for-sale investment securities were incurred due to transactions made to reposition the investment portfolio for interest rate risk management purposes.

Non-Interest Expense

Non-interest expense was $4.2 million for the six-month period ended June 30, 2007 compared to $3.8 million for the six-month period ended June 30, 2006, an increase of $388,000 or 10%.  The increase was due primarily to increased employee related costs associated with the Company’s growth.  The increase in occupancy expenses was due to additional rent, depreciation and utilities associated with the expansion of the Visalia branch and Willow Plaza administrative offices.  Professional and legal costs increased in 2007 primarily due to use of professional consultants for compensation-related issues.  The Company also incurred professional consultant costs related to its implementation of Section 404 of the Sarbanes-Oxley Act.

Index

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2007 and 2006:

Non-interest expense
	Six Months ended June 30,
(in thousands)	2007	2006	Increase (Decrease)
Salaries and employee benefits	$2,415	$2,130	$285
Occupancy and equipment	495	430	65
Data processing	221	225	(4)
Operations	224	215	9
Professional and legal	228	172	56
Advertising and business development	143	156	(13)
Telephone and postal	100	110	(10)
Supplies	82	94	(12)
Assessment and insurance	68	51	17
Amortization expense	31	31	-
Other expenses	218	223	(5)
Total non-interest expense	$4,225	$3,837	$388

Index

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2007 and 2006 was $537,000 and $740,000, respectively.  The effective tax rates for these periods were 29.8%, and 34.7%, respectively.  The decrease in the effective tax rate was primarily due to increased investment in municipal securities which are exempt from Federal income taxes.

Results of Operations for the Three Months Ended June 30, 2007

Net Interest Income
The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs
	Three Months ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$128	$2	5.33%	$2,900	$35	4.84%
Available-for-sale investment securities:
Taxable	34,005	358	4.22%	35,679	345	3.88%
Exempt from Federal income taxes (1)	18,774	191	6.18%	17,455	176	6.13%
Total securities (1)	52,779	549	4.92%	53,134	521	4.62%
Loans (2) (3)	194,366	4,066	8.39%	157,219	3,422	8.73%
Total interest-earning assets (1)	247,273	4,617	7.65%	213,253	3,978	7.65%

Noninterest-earning assets, net of allowance for loan losses	17,667			16,919
Total assets	$264,940			$230,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$79,040	$609	3.09%	$71,184	$475	2.68%
Time deposits less than $100,000	21,874	264	4.84%	18,773	171	3.65%
Time deposits $100,000 or more	51,661	650	5.05%	31,231	306	3.93%
Total interest-bearing deposits	152,575	1,523	4.00%	121,188	952	3.15%
Short-term debt	13,178	176	5.36%	5,588	71	5.10%
Long-term debt	8,269	90	4.37%	8,865	95	4.30%
Junior subordinated deferrable interest debentures	3,093	67	8.69%	3,093	65	8.43%
Total interest-bearing liabilities	177,115	1,856	4.20%	138,734	1,183	3.42%

Noninterest bearing deposits	59,796			67,096
Other liabilities	1,580			1,534
Total liabilities	238,491			207,364
Shareholders’ equity	26,449			22,808
Total liabilities and shareholders’ equity	$264,940			$230,172

Net interest income and margin (1)		$2,761	4.64%		$2,795	5.43%

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

(3) Interest income on loans includes amortized loan fees, net of costs, of $141 and $222 for 2007 and 2006, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2007 and 2006.

Changes in net interest income due to changes in volumes and rates

	2007 period vs. 2006 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(33)	$-	$(33)
Investment securities
Taxable	(16)	29	13
Exempt from Federal income taxes	20	(5)	15
Total securities	4	24	28
Loans	809	(165)	644
Total interest income	780	(141)	639

(Decrease) increase in interest expense:
Other interest-bearing deposits	52	82	134
Time deposits less than $100,000	28	65	93
Time deposits $100,000 or more	200	144	344
Total interest-bearing deposits	280	291	571
Short-term debt	96	9	105
Long-term debt	(6)	1	(5)
Junior subordinated deferrable interest debentures	-	2	2
Total interest expense	370	303	673
Decrease in net interest income	$410	$(444)	$(34)

(1)           Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the three-month period ended June 30, 2007 was $4.6 million, an increase of $639,000 or 16% from the same period in 2006.  The improvement was attributable to increased volume of average interest-earning assets.

Average earning assets in the 2007 period increased by $34.0 million or 16% compared to the 2006 period. Average loans increased by $37.1 million or 24% due primarily to increased mortgage-real estate and mortgage-construction lending.  The increase in average loans was partially  offset by decreases in average Federal funds sold and available-for-sale securities.

The weighted average tax-equivalent yield on total interest-earning assets remained at 7.65% for both the 2007 and 2006 periods.  The majority of the Company’s loan portfolio was priced with floating interest rates.  However, competitive pressures for high quality credits and customer demand for fixed interest rate loans, and reduced loan fees in the 2007 period caused the yields to decline slightly.

Total interest expense for the three-month period ended June 30, 2007 was $1.9 million, an increase of $673,000 or 57% from the same period in 2006.  Average interest-bearing liabilities in the 2007 period increased by $38.4 million or 28% compared to the 2006 period. This included an increase in average time deposits of $23.5 million or 47%.  Average time deposits for the second quarter of 2007 included $9.9 million of brokered time deposits acquired in December 2006.

The average rate paid on interest-bearing liabilities was 4.20% in the 2007 period compared to 3.42% in the 2006 period.  The increase in rates paid was attributable primarily to higher market interest rates on deposits and increased use of wholesale funding sources, including Federal Home Loan Bank (FHLB) advances and brokered time deposits.

Index

Net interest income before provision for loan losses remained at $2.8 million for both the 2007 and 2006 periods due to the factors described above.  The Company’s net interest income was also impacted by a decrease in the average balance of non-interest bearing deposits which primarily migrated into interest-bearing deposit categories.  The average balance of non-interest bearing deposit accounts for the 2007 period was $59.8 million, a $7.3 million or 11% decrease from the 2006 period.  The Company’s net interest margin on a taxable equivalent basis decreased 79 bps from 5.43% during the 2006 period to 4.64% during the 2007 period.  As described in the preceding paragraphs, the decline in net interest margin resulted from the favorable volume and yield factors being of significantly less magnitude than unfavorable volume and yield factors.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  No provisions for loan losses were recorded for the three-month periods ended June 30, 2007 and 2006 based on management’s assessment of the loan portfolio and related credit quality.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2007 and 2006 totaled $282,000 and $184,000, respectively, a increase of $98,000 or 53%.  The components of non-interest income during each period were as follows:

Non-interest income
	Three Months ended June 30,
(in thousands)	2007	2006	Increase (Decrease)
Service charges	$137	$136	$1
Loss on sale of available-for-sale investment securities, net	(1)	(53)	52
Mortgage loan brokerage fees	24	26	(2)
Earnings on cash surrender value of life insurance policies	64	26	38
Other	58	49	9
Total non-interest income	$282	$184	$98

The increase in non-interest income was primarily attributable to earnings on bank-owned life insurance assets which increased due to additional investments made during the latter part of 2006.  Other non-interest income includes FHLB dividend income which increased due to higher usage of FHLB credit lines and required investment in FHLB stock.    Losses on sales of available-for-sale investment securities were incurred due to transactions made to reposition the investment portfolio for interest rate risk management purposes.

Non-Interest Expense

Non-interest expense was $2.11 million and $1.95 million, respectively, for the three-month periods ended June 30, 2007 and 2006, an increase of $160,000 or 8%.  The increase was due primarily to increased employee related costs associated with the Company’s growth.  The increase in occupancy expense was due to additional rent, depreciation and utilities associated with the expansion of the Visalia branch and Willow Plaza administrative offices.    Professional and legal costs increased in 2007 primarily due to use of professional consultants for compensation-related issues.  The Company also incurred professional consultant costs related to its implementation of Section 404 of the Sarbanes-Oxley Act.

Index

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2007 and 2006:

Non-interest expense
	Three Months ended June 30,
(in thousands)	2007	2006	Increase (Decrease)
Salaries and employee benefits	$1,165	$1,028	$137
Occupancy and equipment	249	214	35
Data processing	108	118	(10)
Operations	112	110	2
Professional and legal	140	103	37
Advertising and business development	81	106	(25)
Telephone and postal	51	47	4
Supplies	41	56	(15)
Assessment and insurance	35	27	8
Amortization expense	16	16	-
Other expenses	115	127	(12)
Total non-interest expense	$2,113	$1,952	$161

Provision for Income Taxes

The provision for income taxes for the three-month periods ended June 30, 2007 and 2006 was $258,000 and $362,000, respectively.  The effective tax rates for these periods were 27.8%, and 35.2%, respectively. The decrease in effective tax rate was primarily due to an increased investment in municipal securities and Bank-owned life insurance which are exempt from Federal income taxes.

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale
	June 30, 2007
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$17,801	$-	$(268)	$17,533
U.S. treasury securities	246	-	-	246
Mortgage-backed securities	11,820	3	(336)	11,487
Municipal securities	18,778	16	(365)	18,429
Corporate debt securities	3,517	-	(59)	3,458
Total	$52,162	$19	$(1,028)	$51,153

	December 31, 2006
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$20,325	$6	$(282)	$20,049
Mortgage-backed securities	12,422	65	(251)	12,236
Municipal securities	18,950	142	(35)	19,057
Corporate debt securities	4,033	-	(77)	3,956
Total	$55,730	$213	$(645)	$55,298

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

(dollars in thousands)	June 30, 2007		December 31, 2006
Commercial	$42,092	21%	$41,104	22%
Real estate – mortgage (1)	96,282	49	92,639	50
Real estate – construction	50,771	26	44,273	24
Agricultural	5,704	3	4,693	3
Consumer and other	2,368	1	1,805	1
Subtotal	197,217	100%	184,514	100%
Deferred loan fees, net	(479)		(436)
Allowance for loan losses	(1,752)		(1,746)
Total loans, net	$194,986		$182,332

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2007, loan growth occurred primarily in the category of real estate – mortgage and real estate – construction.  This growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.    Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the relatively low cost of real estate.  Retail loan products are offered primarily for the

Index

benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets

There were no nonperforming assets at June 30, 2007 and December 31, 2006.

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

The allowance for loan losses totaled $1.75 million or 0.89% of total loans at June 30, 2007.  This compared to $1.75 million or 1.06% of total loans at June 30, 2006 and $1.75 million or 0.95% at December 31, 2006.  There were no charge offs and $6,000 in recoveries recorded during the first six months of 2007.  There were $21,000 in charge offs and $1,000 in recoveries during the first six months of 2006.  Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge offs, management believes the allowance for loan losses to be adequate.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Six Months ended	Year ended
	June 30, 2007	December 31, 2006
(dollars in thousands)

Balance, beginning	$1,746	$1,766
Provision for loan losses	-	-
Charge-offs	-	(21)
Recoveries	6	1
Balance, ending	$1,752	$1,746

Net charge-offs (recoveries) to average loans outstanding	.00%	.01%
Average loans outstanding	$189,242	$166,620
Ending allowance to total loans outstanding	0.89%	0.95%

Deposits
Total deposits were $213.8 million as of June 30, 2007, an increase of $6.3 million or 3% from the December 31, 2006 balance of $207.6 million.  The increase was attributable to growth in interest-bearing deposits, which increased by $7.2 million or 10%.  In addition, time deposits increased by $3.4 million or 5% over the same period.  These were offset by a decline in non-interest bearing deposits of $4.3 million or 7% due primarily to competitive pressures which caused some migration into interest-bearing accounts.

Index

Total deposits at June 30, 2007 and December 31, 2006 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	June 30, 2007		December 31, 2006
Non-interest bearing	$58,707	27%	$63,020	39%
Interest bearing	82,504	39	75,293	33
Time deposits	72,614	34	69,263	28
Total Deposits	$213,825	100%	$207,576	100%

Borrowings
At June 30, 2007, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $22.3 million.  This debt was comprised of $14.1 million of short-term, adjustable rate debt, and $8.2 million of long-term fixed rate debt.  At December 31, 2006, the Company had $17.6 in short-term debt and long-term debt totaling $8.5 million.  At June 30, 2007, the long-term weighted average borrowing rate was 4.38% and the short-term weighted average borrowing rate was 5.35%.  The Company utilized short-term borrowings from the FHLB to fund a portion of its asset growth in 2007 as rising interest rates adversely affected core deposit growth.  Long-term borrowings from the FHLB were incurred prior to 2005 primarily for the purpose of funding fixed rate loans.  The remaining principal balance of long-term debt is scheduled to mature through January 2012.  The $3.1 million balance of junior subordinated deferrable interest debentures at June 30, 2007 remained unchanged from December 31, 2006.  The rate of interest paid on these debentures was 8.66% at June 30, 2007 compared to 8.67% at December 31, 2006.

Index

Capital Resources
The following table summarizes the Company’s risk-based capital ratios as of June 30, 2007 and December 31, 2006:

Capital and capital adequacy ratios

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$29,972	11.5%	$28,654	11.1%
Minimum regulatory requirement	$10,446	4.0%	$10,346	4.0%

Valley Business Bank	$29,858	11.4%	$28,336	11.0%
Minimum requirement for “Well- Capitalized” institution	$13,051	5.0%	$12,926	5.0%
Minimum regulatory requirement	$10,441	4.0%	$10,341	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$29,972	13.4%	$28,654	13.5%
Minimum regulatory requirement	$8,951	4.0%	$8,495	4.0%

Valley Business Bank	$29,858	13.4%	$28,336	13.4%
Minimum requirement for “Well- Capitalized” institution	$13,422	6.0%	$12,736	6.0%
Minimum regulatory requirement	$8,948	4.0%	$8,490	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$31,724	14.2%	$30,399	14.3%
Minimum regulatory requirement	$17,902	8.0%	$16,989	8.0%

Valley Business Bank	$31,609	14.1%	$30,081	14.2%
Minimum requirement for “Well- Capitalized” institution	$22,370	10.0%	$21,226	10.0%
Minimum regulatory requirement	$17,896	8.0%	$16,981	8.0%

At June 30, 2007 and December 31, 2006, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Index

Liquidity

Liquidity is the ability to provide funds to meet customers’ needs and to fund operations in a timely and cost effective manner.  The Company’s primary source of funds is deposits.  On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed.  During periods when deposit growth exceeds customer needs, funds are invested in investment securities to serve as a future source of funding.

The Company’s sources of liquidity include short-term borrowing arrangements with the FHLB and correspondent banks, available-for-sale securities portfolio, and may also include, Federal funds sold, and cash and due from banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $ 52.8 million and $0.5 million, respectively, at June 30, 2007.  Management monitors these arrangements in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the six months ended June 30, 2007 compared to December 31, 2006 as discussed in the Company’s 2006 annual report on Form 10-K.

ITEM 4 – CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange

Index

Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           These were no unregistered sales of equity securities during the first six months of 2007.

(b)           The Company did not repurchase any stock during the first six months of 2007.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Shareholders was held on May 15, 2007.  At the 2007 annual meeting, the shareholders took the following actions:

1.	Elected Directors of the Company to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified. In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated March 31, 2007. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

	Votes Cast For Election	Withheld

David B. Day	1,717,960	3,576
Walter A. Dwelle	1,717,960	3,576
Thomas A. Gaebe	1,717,960	3,576
Donald A. Gilles	1,717,960	158,926
Philip R. Hammond, Jr.	1,717,960	3,576
Russell F. Hurley	1,717,960	3,576
Fred P. LoBue, Jr.	1,717,960	3,576
Kenneth H. Macklin	1,717,960	3,576
Barry R. Smith	1,717,960	3,576

2.	Approved the Valley Commerce Bancorp 2007 Equity Incentive Plan.

Votes For	Votes Against

1,224,139	81,823

3.
Ratified the appointment by the Board of Directors of Perry-Smith LLP, independent certified public accountants, to serve as the Company’s auditors for the fiscal year ending December 31, 2007. The votes tabulated were:

Votes For	Votes Against

1,694,565	4,631

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: August 14, 2007	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications