Form 10-Q
period 2007-09-30
Valley Commerce Bancorp
filed 2007-11-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐     No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,423,875 as of November 10, 2007.

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

Index

ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2007	December 31, 2006

Assets
Cash and due from banks	$9,761,596	$13,265,547
Available-for-sale investment securities, at fair value	58,964,000	55,298,000
Loans, less allowance for loan losses of $1,751,799 at September 30, 2007 and $1,745,582 at December 31, 2006	198,122,170	182,331,506
Bank premises and equipment, net	2,596,446	1,832,177
Cash surrender value of bank-owned life insurance	6,124,474	5,934,563
Accrued interest receivable and other assets	5,016,402	5,002,900
Total assets	$280,585,088	$263,664,693

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$56,915,795	$63,019,956
Interest-bearing	87,824,034	75,292,723
Time	65,664,908	69,263,490
Total deposits	210,404,737	207,576,169

Accrued interest payable and other liabilities	5,726,024	1,399,787
Short-term debt	24,840,300	17,600,000
Long-term debt	8,197,374	8,547,638
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	252,261,435	238,216,594

Commitments and contingencies (Note 6)

Shareholders’ equity (Note 2 and 5):
Serial preferred stock - no par value; 10,000,000 shares authorized, none issued
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,423,875 shares at September 30, 2007 and 2,326,553 shares at December 31, 2006	23,757,936	20,683,720
Retained earnings	4,861,870	5,040,381
Accumulated other comprehensive loss, net of taxes (Note 5)	(296,153)	(276,002)
Total shareholders’ equity	28,323,653	25,448,099
Total liabilities and shareholders’ equity	$280,585,088	$263,664,693

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$4,164,148	$3,854,467	$12,071,084	$10,485,908
Interest on investment securities:
Taxable	358,814	385,855	1,141,512	1,063,598
Exempt from Federal income taxes	192,494	187,916	573,734	525,300
Interest on Federal funds sold	834	3,021	2,835	136,965
Total interest income	4,716,290	4,431,259	13,789,165	12,211,771

Interest Expense:
Interest on deposits	1,534,709	1,185,353	4,484,395	3,015,825
Interest on short-term debt	131,308	198,269	484,758	268,784
Interest on long-term debt	90,652	95,408	272,432	286,253
Interest on junior subordinated deferrable interest debentures	68,450	69,386	203,097	195,426
Total interest expense	1,825,119	1,548,416	5,444,682	3,766,288

Net interest income before provision for loan losses	2,891,171	2,882,843	8,344,483	8,445,483

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	2,891,171	2,882,843	8,344,483	8,445,483

Non-Interest Income:
Service charges	156,207	147,638	431,773	409,548
Loss on sale of available-for-sale investment securities, net	-	-	(1,145)	(52,737)
Mortgage loan brokerage fees	19,213	34,445	66,543	76,429
Earnings on cash surrender value of life insurance policies	66,564	38,952	194,691	93,265
Other	57,862	59,354	181,154	161,981
Total non-interest income	299,846	280,389	873,016	688,486

Non-Interest Expense:
Salaries and employee benefits	1,147,489	1,043,529	3,563,025	3,173,177
Occupancy and equipment	260,942	229,838	756,218	659,914
Other	740,994	619,293	2,055,402	1,897,279
Total non-interest expense	2,149,425	1,892,660	6,374,645	5,730,370

Income before provision for income taxes	1,041,592	1,270,572	2,842,854	3,403,599

Provision for income taxes	320,000	454,000	857,000	1,194,000

Net income	$721,592	$816,572	$1,985,854	$2,209,599

Basic earnings per share (Notes 2 and 4)	$0.31	$0.33	$0.85	$0.96

Diluted earnings per share (Notes 2 and 4)	$0.30	$0.32	$0.81	$0.92

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$1,985,854	$2,209,599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-
Decrease in deferred loan origination fees, net	(43,423)	(52,520)
Depreciation	220,049	177,196
Amortization of intangibles	46,903	46,904
Loss on sale of available-for-sale investment securities, net	1,145	52,737
Dividends on Federal Home Loan Bank stock	(62,500)	(37,000)
Amortization and accretion of investment securities, net	102,629	185,012
Increase in cash surrender value of bank-owned life insurance	(189,911)	(92,435)
Stock-based compensation expense	23,013	23,500
Deferred tax benefit from exercise of stock options	335,894	125,828
Net loss on sale of equipment	1,255	-
Deferred tax benefit	30,541	-
Decrease in accrued interest receivable and other assets	(239,125)	(739,979)
Increase in accrued interest payable and other liabilities	207,764	81,269
Net cash provided by operating activities	2,420,088	1,980,111

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	5,115,000	655,000
Proceeds from sales of available-for-sale investment securities	1,510,000	2,752,737
Purchases of available-for-sale investment securities	(8,152,270)	(11,142,829)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,730,897	1,575,968
Redemption (purchase) of Federal Home Loan Bank Stock, net	335,600	(632,600)
Net increase in loans	(15,747,241)	(30,749,074)
Purchase of premises and equipment	(994,886)	(596,572)
Proceeds from sale of equipment	9,313	-
Premiums paid for life insurance policies	-	(3,000,000)
Net cash used in investing activities	(16,193,587)	(41,137,370)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Nine Months
	Ended September 30,
	2007	2006

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$6,427,150	$1,095,512
Net (decrease) increase in time deposits	(3,598,582)	3,795,335
Proceeds from exercised stock options	556,336	154,403
Payments on Federal Home Loan Bank long-term advances	(350,264)	(343,105)
Proceeds from Federal Home Loan Bank short-term advances	7,240,300	27,756,000
Cash paid to repurchase fractional shares	(5,392)	(5,004)
Net cash provided by financing activities	10,269,548	32,453,141

Decrease in cash and cash equivalents	(3,503,951)	(6,704,118)
Cash and Cash Equivalents at Beginning of Year	13,265,547	19,618,285
Cash and Cash Equivalents at End of Period	$9,761,596	$12,914,167

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$5,324,309	$3,721,514
Income taxes	$740,000	$1,290,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$(9,705)	$223,416
Purchase of AFS securities, unsettled	$(3,983,106)	$-

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at September 30, 2007 and December 31, 2006, the results of its operations for the three and nine-month periods ended September 30, 2007 and 2006, and its cash flows for the nine-month periods ended September 30, 2007 and 2006 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

2.           STOCK-BASED COMPENSATION

At September 30, 2007, the Company had two stock-based compensation plans, for which 259,366 shares of common stock are reserved for issuance to employees and directors and 122,007 shares are available for future grants under incentive and nonstatutory agreements.  There were no options granted during the nine-month period ended September 30, 2007.  During the nine-month period ended September 30, 2006, 10,500 options were awarded by the Company to a then-recently appointed director.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $7,671 and $9,000 in the three month periods ended September 30, 2007 and 2006, respectively.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $23,013 and $23,500 in the nine month periods ended September 30, 2007 and 2006, respectively.  The excess tax benefits for the nine month periods ended September 30, 2007 and 2006 were $6,459 and $5,028, respectively.

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

The prior plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan ("Prior Plan") was established in 1997 and expired on February 17, 2007.  All options outstanding at September 30, 2007 were granted under the Prior Plan.

The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

	For the Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Incentive:
Options outstanding at January 1, 2007	35,896	$8.20
Options granted	-	-
Options exercised	(1,914)	6.79
Options cancelled	(608)	11.52
Options outstanding at September 30, 2007	33,374	8.20	5.58 years	$345,036
Options exercisable at September 30, 2007	28,751	7.80	5.58 years	308,900

Nonstatutory:
Options outstanding at January 1, 2007	199,669	$7.47
Options granted	-	-
Options exercised	(95,684)	5.68
Options cancelled	-	-
Options outstanding at September 30, 2007	103,985	9.10	5.73 years	$981,500	(1)
Options exercisable at September 30, 2007	90,044	8.29	5.73 years	922,844	(1)

(1)	10,500 options at an average price are excluded from intrinsic value from table above because they are not in the money.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2007.  There were 97,507 and 24,138 options exercised during the nine month periods ended September 30, 2007 and 2006, respectively. The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the nine month periods ended September 30, 2007 and 2006 was $864,016 and $331,777, respectively.  During the nine month period ended September 30, 2007, the amount of cash received from the exercise of stock options was $556,336.  There were no options that vested during the three month periods ended

Index

September 30, 2007 and 2006.  The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $150,260 and $158,175, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of September 30, 2007, there was $65,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Earnings Per Share:
Basic earnings per share	$0.31	$0.33	$0.85	$0.96
Diluted earnings per share	$0.30	$0.32	$0.81	$0.92
Weighted Average Number of Shares Outstanding:
Basic shares	2,364,074	2,428,632	2,339,725	2,307,283
Diluted shares	2,439,305	2,516,661	2,466,771	2,396,899

There were 10,500 options excluded from the computation of diluted earnings per share for the 2007 period as they were identified as anti-dilutive.  There were no options excluded for the 2006 period.

5.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September	September	September	September
(In Thousands)	30, 2007	30, 2006	30, 2007	30, 2006

Net income	$722	$817	$1,986	$2,210
Other comprehensive gain/(loss):
Unrealized holding gain/(loss) on available-for-sale	384	730	(20)	223
investment securities, net of tax
Total other comprehensive income	$1,106	$1,547	$1,966	$2,433

Index

6.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $53.2 million and $44.1 million and letters of credit of $0.5 million and $1.7 million at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, consumer loan commitments represent approximately 5% of total commitments and are generally unsecured.  Agricultural loan commitments represent approximately 4% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 68% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 23% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three or nine months ended September 30, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

Index

8.            RECENT ACCOUNTING DEVELOPMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including an Amendment of FASB Statement No. 115 (“FAS 159”). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value at specified election dates.  The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investment accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs.  The fair value option can be applied only to entire instruments and not to portions thereof.  The provisions of FAS 159 are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Management did not elect to early adopt FAS 159 and has not yet completed its evaluation of the impact that FAS 159 may have on the Company’s financial position or results of operations.

9.     SUBSEQUENT EVENT – STOCK REPURCHASE PROGRAM

In October 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The repurchase program is expected to commence in November of 2007 and will continue for a period not to exceed twelve months, subject to earlier termination at the Company’s discretion.  The Company has no obligation to repurchase shares under the program, and the timing of the purchases and the number of shares to be repurchased at any given time will be at management’s discretion depending on market conditions and other factors.

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

The Company’s consolidated third quarter 2007 net income totaled $722,000, or $0.30 per diluted share, compared to $817,000 or $0.32 per diluted share achieved in the third quarter of 2006.  The Company earned net income of $2.0 million or $0.81 per diluted share for the nine-month period ended September 30, 2007, compared to $2.2 million, or $0.92 per diluted share, for the nine-month period ended September 30, 2006.  The annualized return on average assets was 1.00% for the nine-month period ended September 30, 2007 and 1.25% for the same 2006 period.  The annualized return on average shareholders’ equity for the nine months ended September 30, 2007 and 2006 was 10.03% and 12.85%, respectively.  The decrease in year to date return on average assets and equity resulted primarily from higher funding costs and higher non-interest expense related to the Company’s growth plans and increased regulatory burden.

At September 30, 2007, the Company’s total assets were $280.6 million, representing an increase of $17.6 million or 7% compared to September 30, 2006.  Total loans, net of the allowance for loan losses, were $198.1 million at September 30, 2007, representing an increase of $17.3 million or 10% compared to September 30, 2006.  Total deposits were $210.4 million at September 30, 2007, representing an increase of $12.9 million or 7% compared to September 30, 2006.  Comparing September 30, 2007 and December 31, 2006 balances, total assets increased by $16.9 million or 6%, total net loans increased by $15.8 million or 9%, and total deposits increased by $2.8 million or 1%.

At September 30, 2007, the Company’s leverage ratio was 11.7% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.7% and 14.5%, respectively.  At December 31, 2006, the Company’s leverage ratio was 11.1% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.5% and 14.3%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at September 30, 2006 were 11.2%, 13.3% and 14.1%, respectively.  The Company’s capital ratios increased due to shareholders’ equity growing at a faster rate than assets.  The growth in shareholders’ equity was caused by the retention of earnings and the issuance of common stock in connection with the exercise of stock options.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

Index

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

	Average balances and weighted average yields and costs Nine Months ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$73	$3	5.13%	$4,017	$137	4.56%
Available-for-sale investment securities:
Taxable	34,416	1,141	4.43%	36,747	1,064	3.87%
Exempt from Federal income taxes (1)	18,915	574	6.15%	17,594	525	6.04%
Total securities (1)	53,331	1,715	5.04%	54,341	1,589	4.57%
Loans (2) (3)	192,546	12,071	8.38%	160,606	10,486	8.73%
Total interest-earning assets (1)	245,950	13,789	7.66%	218,964	12,212	7.62%

Noninterest-earning assets, net of allowance for loan losses	18,337			17,140
Total assets	$264,287			$236,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$80,735	$1,821	3.02%	$73,228	$1,431	2.61%
Time deposits less than $100,000	21,303	762	4.78%	19,908	568	3.81%
Time deposits $100,000 or more	50,471	1,901	5.04%	32,982	1,017	4.12%
Total interest-bearing deposits	152,509	4,484	3.93%	126,118	3,016	3.20%
Short-term debt	12,241	485	5.30%	6,808	269	5.28%
Long-term debt	8,330	273	4.38%	8,911	286	4.29%
Junior subordinated deferrable interest debentures	3,093	203	8.77%	3,093	195	8.43%
Total interest-bearing liabilities	176,173	5,445	4.13%	144,930	3,766	3.47%

Noninterest-bearing deposits	59,708			66,770
Other liabilities	1,930			1,421
Total liabilities	237,811			213,121
Shareholders’ equity	26,476			22,983
Total liabilities and shareholders’ equity	$264,287			$236,104

Net interest income and margin (1)		$8,344	$4.70%		$8,466	$5.32%

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)   There were no nonaccrual loan balances during either period. When nonaccrual loans are present they are included in total loans and interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.

(3) Interest income on loans includes amortized loan fees, net of costs, of $269 and $540 for 2007 and 2006, respectively.

Index

The following table sets forth a summary of changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2007 and 2006.

Changes in net interest income due to changes in volumes and rates

	2007 period vs. 2006 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(135)	$1	$(134)
Investment securities
Taxable	(67)	144	77
Exempt from Federal income taxes	60	(11)	49
Total securities	(7)	133	126
Loans	2,085	(500)	1,585
Total interest income	$1,943	$(366)	$1,577

Increase (decrease) in interest expense:
Other interest bearing deposits	147	243	390
Time deposits less than $100,000	40	154	194
Time deposits $100,000 or more	539	345	884
Total interest-bearing deposits	726	742	1,468
Short-term debt	215	1	216
Long-term debt	(19)	6	(13)
Junior subordinated deferrable interest debentures	-	8	8
Total interest expense	922	757	1,679
Increase (decrease) in net interest income	$1,021	$(1,123)	$(102)

(1)           Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the nine-month period ended September 30, 2007 was $13.8 million, an increase of $1.6 million or 13% from the same period in 2006.  The improvement was attributable primarily to increased volume of average interest-earning assets.

Average earning assets in the 2007 period increased by $27.0 million or 12% compared to the 2006 period.  Average loans increased by $31.9 million or 20% due primarily to increased mortgage-real estate and mortgage-construction lending.  In addition, average available-for-sale securities decreased by $1.0 million or 2%, primarily in the area of taxable securities.

The weighted average taxable-equivalent yield on total interest-earning assets was 7.66% in the 2007 period compared to 7.62% in the 2006 period.  The majority of the Company’s loan portfolio is priced with floating interest rates.  However, competitive pressures for high quality credits and customer demand for fixed interest rate loans, and reduced loan fees in the 2007 period caused the yields to decline slightly.

Total interest expense for the nine-month period ended September 30, 2007 was $5.4 million, an increase of $1.7 million or 45% from the same period in 2006.  Average interest-bearing liabilities in the 2007 period increased by $31.2 million or 22% compared to the 2006 period.  This included an increase in average other interest-bearing deposits of $7.5 million or 10% and an increase in average time deposits of $18.9 million or 36%.  Average time deposits for the nine months ended September 30, 2007 included $9.9 million of brokered time deposits acquired in December 2006.

The average rate paid on interest-bearing liabilities was 4.13% in the 2007 period compared to 3.47% in the 2006 period.  The increase in rates paid was attributable primarily to higher market interest rates on deposits and increased use of wholesale funding sources, including Federal Home Loan Bank (FHLB) advances and brokered time deposits.

Index

Net interest income decreased by $101,000 to $8.3 million for the 2007 period from $8.5 million for the 2006 period due to the factors described above.  The Company’s net interest income was also impacted by a decrease in the average balance of non-interest bearing deposits which primarily migrated into interest-bearing deposit categories. The average balance of noninterest-bearing deposit accounts for the 2007 period was $59.7 million, a $7.1 million or 11% decrease from the 2006 period.  The Company’s net interest margin on a taxable equivalent basis decreased 62 bps from 5.32% for the nine months ended September 30, 2006 to 4.70% for the nine months ended September 30, 2007.  As described in the preceding paragraphs, the decline in net interest margin resulted primarily from rising funding costs outweighing asset growth and other favorable factors.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  No provisions for loan losses were recorded for the nine-month periods ended September 30, 2007 and 2006 based on management’s assessment of the loan portfolio and related credit quality.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2007 and 2006 totaled $873,000 and $688,000, respectively, an increase of $185,000 or 27%.  The components of non-interest income during each period were as follows:

Non-interest income

	Nine Months ended September 30,
	2007	2006	Increase (Decrease)
(in thousands)
Service charges	$432	$410	$22
Loss on sale of available-for-sale investment securities	(1)	(53)	52
Mortgage loan brokerage fees	66	76	(10)
Earnings on cash surrender value of life insurance policies	195	93	102
Other	181	162	19
Total non-interest income	$873	$688	$185

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

Non-Interest Expense

Non-interest expense was $6.4 million for the nine-month period ended September 30, 2007 compared to $5.7 million for the nine-month period ended September 30, 2006, an increase of $644,000 or 11%.  The increase was due primarily to increased employee related costs associated with the Company’s growth.  In addition, salary continuation programs implemented in the third quarter of 2006 caused employee benefit expense in the 2007 period to increase by $60,000.   The increase in occupancy expenses was due to additional rent, depreciation and utilities associated with the expansion of the Visalia branch and administrative offices.  Professional and legal costs increased in 2007 due to use of professional consultants for compensation-related issues.  The Company also incurred professional fees related to the implementation of requirements under Section 404 of the Sarbanes-Oxley Act.  Assessment and insurance costs increased due to an increase in the FDIC assessment rate for deposit insurance.

Index

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2007 and 2006:

Non-interest expense

	Nine Months ended September 30,
(in thousands)	2007	2006	Increase (Decrease)
Salaries and employee benefits	$3,563	$3,173	$390
Occupancy and equipment	756	660	96
Data processing	345	338	7
Operations	346	334	12
Professional and legal	390	280	110
Advertising and business development	201	215	(14)
Telephone and postal	160	160	-
Supplies	132	130	2
Assessment and insurance	132	83	49
Amortization expense	47	47	-
Other expenses	303	310	(7)
Total non-interest expense	$6,375	$5,730	$645

Index

Provision for Income Taxes
The provisions for income taxes for the nine-month periods ended September 30, 2007 and 2006 was $857,000 and $1,194,000, respectively.  The effective tax rates for these periods were 30.4%, and 35.1%, respectively.  The decrease in effective tax rate was due in part to an increased investment in municipal securities and Bank-owned life insurance which are exempt from Federal income taxes.

Results of Operations for the Three Months Ended September 30, 2007

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs

	Three Months ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$65	$1	5.09%	$234	$3	5.09%
Available-for-sale investment securities:
Taxable	33,293	359	4.28%	38,670	386	3.96%
Exempt from Federal income taxes (1)	19,038	192	6.06%	18,407	188	6.14%
Total securities (1)	52,331	551	4.93%	57,077	574	4.66%
Loans (2) (3)	199,047	4,164	8.30%	174,283	3,854	8.77%
Total interest-earning assets (1)	251,443	4,716	7.60%	231,594	4,431	7.76%

Noninterest-earning assets, net of allowance for loan losses	18,957			17,333
Total assets	$270,400			$248,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$88,306	$661	2.97%	$76,216	$551	2.87%
Time deposits less than $100,000	20,490	244	4.72%	21,384	230	4.27%
Time deposits $100,000 or more	49,901	630	5.01%	34,407	405	4.67%
Total interest-bearing deposits	158,697	1,535	3.84%	132,007	1,186	3.56%
Short-term debt	10,149	131	5.12%	14,675	198	5.35%
Long-term debt	8,218	91	4.39%	8,817	95	4.27%
Junior subordinated deferrable interest debentures	3,093	68	8.77%	3,093	69	8.85%
Total interest-bearing liabilities	180,157	1,825	4.02%	158,592	1,548	3.87%

Noninterest bearing deposits	60,412			65,234
Other liabilities	2,587			1,403
Total liabilities	243,156			225,229
Shareholders’ equity	27,244			23,698
Total liabilities and shareholders’ equity	$270,400			$248,927

Net interest income and margin (1)		$2,891	4.72%		$2,883	5.10%

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)   There were no nonaccrual loan balances during either period. When nonaccrual loans are present they are included in total loans and interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.

(3) Interest income on loans includes amortized loan fees, net of costs, of $76 and $93 for 2007 and 2006, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2007 and 2006.

Changes in net interest income due to changes in volumes and rates

	2007 period vs. 2006 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(2)	$-	$(2)
Investment securities
Taxable	(54)	27	(27)
Exempt from Federal income taxes	10	(6)	4
Total securities	(44)	21	(23)
Loans	548	(238)	310
Total interest income	502	(217)	285

(Decrease) increase in interest expense:
Other interest-bearing deposits	87	23	110
Time deposits less than $100,000	(10)	24	14
Time deposits $100,000 or more	182	43	225
Total interest-bearing deposits	259	90	349
Short-term debt	(61)	(6)	(67)
Long-term debt	(6)	2	(4)
Junior subordinated deferrable interest debentures	-	(1)	(1)
Total interest expense	192	85	277
Decrease in net interest income	$310	$(302)	$8

(1)           Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the three-month period ended September 30, 2007 was $4.7 million, an increase of $285,000 or 6% from the same period in 2006.  The improvement was attributable to increased volume of average interest-earning assets.

Average earning assets in the 2007 period increased by $19.8 million or 9% compared to the 2006 period. Average loans increased by $24.8 million or 14% due primarily to increased mortgage-real estate and mortgage-construction lending.  The increase in average loans was partially offset by decreases in average Federal funds sold and available-for-sale securities.

The weighted average tax-equivalent yield on total interest-earning assets was 7.60% in the 2007 compared to 7.76% in the 2006 period.  The majority of the Company’s loan portfolio is priced with floating interest rates.  However, competitive pressures for high quality credits and customer demand for fixed interest rate loans, and reduced loan fees in the 2007 period caused the yields to decline.

Total interest expense for the three-month period ended September 30, 2007 was $1.8 million, an increase of $277,000 or 18% from the same period in 2006.  Average interest-bearing liabilities in the 2007 period increased by $21.6 million or 14% compared to the 2006 period. This included an increase in average time deposits of $14.6 million or 26%.  Average time deposits for the third quarter of 2007 included $9.9 million of brokered time deposits acquired in December 2006.

The average rate paid on interest-bearing liabilities was 4.02% in the 2007 period compared to 3.87% in the 2006 period.  The increase in rates paid was attributable primarily to higher market interest rates on deposits and increased use of wholesale funding sources, including Federal Home Loan Bank (FHLB) advances and brokered time deposits.

Index

Net interest income before provision for loan losses remained at $2.9 million for both the 2007 and 2006 periods due to the factors described above.    The Company’s net interest margin on a taxable equivalent basis decreased 38 bps from 5.10% during the 2006 period to 4.72% during the 2007 period.  As described in the preceding paragraphs, the decline in net interest margin resulted primarily from rising funding costs outweighing asset growth and other favorable factors. In addition, the Company’s net interest margin was impacted by a decrease in the average balance of non-interest bearing deposits which migrated into interest-bearing deposit categories.  The average balance of non-interest bearing deposit accounts for the 2007 period was $60.4 million, a $4.8 million or 7% decrease from the 2006 period.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  No provisions for loan losses were recorded for the three-month periods ended September 30, 2007 and 2006 based on management’s assessment of the loan portfolio and related credit quality.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2007 and 2006 totaled $300,000 and $280,000, respectively, a increase of 20,000 or 7%.  The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended September 30,
(in thousands)	2007	2006	Increase (Decrease)
Service charges	$156	$148	$8
Mortgage loan brokerage fees	19	34	(15)
Earnings on cash surrender value of life insurance policies	67	39	28
Other	58	59	(1)
Total non-interest income	$300	$280	$20

The increase in non-interest income was primarily attributable to earnings on bank-owned life insurance assets which increased due to additional investments made during the latter part of 2006.  Mortgage loan brokerage fees decreased due to the weakening real estate market associated with sub-prime lending even though interest rates decreased by 25 bps during this period.

Non-Interest Expense

Non-interest expense was $2.2 million and $1.9 million, respectively, for the three-month periods ended September 30, 2007 and 2006, an increase of $257,000 or 14%.  The increase was due primarily to increased professional and legal costs associated with the regulatory requirements of the Sarbanes Oxley Act.  In addition, increase salary and benefit costs were incurred in connection with the Company’s continued growth.   That growth also caused an increase in occupancy expense due to additional rent, depreciation and utilities associated with the expansion of the Visalia branch and administrative offices.  Assessment and insurance costs increased due to an increase in the FDIC assessment rate for deposit insurance.

Index

The following table describes the components of non-interest expense for the three-month periods ended September  30, 2007 and 2006:

Non-interest expense

	Three Months ended September 30,
(in thousands)	2007	2006	Increase (Decrease)
Salaries and employee benefits	$1,147	$1,043	$104
Occupancy and equipment	261	230	31
Data processing	124	113	11
Operations	122	119	3
Professional and legal	162	108	54
Advertising and business development	58	59	(1)
Telephone and postal	60	50	10
Supplies	50	36	14
Assessment and insurance	64	32	32
Amortization expense	16	16	-
Other expenses	86	87	(1)
Total non-interest expense	$2,150	$1,893	$257

Provision for Income Taxes

The provision for income taxes for the nine-month periods ended September 30, 2007 and 2006 was $320,000 and $454,000, respectively.  The effective tax rates for these periods were 30.9%, and 35.7%, respectively. The decrease in effective tax rate was due in part to an increased investment in municipal securities and Bank-owned life insurance which are exempt from Federal income taxes.

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale
	September 30, 2007
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$19,299	$8	$(147)	$19,160
U.S. treasury securities	246	8	-	254
Mortgage-backed securities	17,051	57	(179)	16,929
Municipal securities	19,298	45	(185)	19,158
Corporate debt securities	3,511	-	(48)	3,463
Total	$59,405	$118	$(559)	$58,964

	December 31, 2006
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$20,325	$6	$(282)	$20,049
Mortgage-backed securities	12,422	65	(251)	12,236
Municipal securities	18,950	142	(35)	19,057
Corporate debt securities	4,033	-	(77)	3,956
Total	$55,730	$213	$(645)	$55,298

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

(dollars in thousands)	September 30, 2007		December 31, 2006
Commercial	$40,238	20%	$41,104	22%
Real estate – mortgage (1)	104,460	52	92,639	50
Real estate – construction	48,396	24	44,273	24
Agricultural	5,094	3	4,693	3
Consumer and other	2,078	1	1,805	1
Subtotal	200,266	100%	184,514	100%
Deferred loan fees, net	(392)		(436)
Allowance for loan losses	(1,752)		(1,746)
Total loans, net	$198,122		$182,332

(1) Consists primarily of commercial mortgage loans.

During the nine months ended September 30, 2007, loan growth occurred primarily in the category of real estate – mortgage and real estate – construction.  This growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.  Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the relatively low cost of real estate.  Retail loan products are offered primarily

Index

for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.

Nonperforming Assets

There were no nonperforming assets at September 30, 2007 and December 31, 2006.

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

The allowance for loan losses totaled $1.75 million or 0.87% of total loans at September 30, 2007.  This compared to $1.75 million or 0.95% of total loans at September 30, 2006 and December 31, 2006.  There were no charge offs and $6,000 in recoveries recorded during the first nine months of 2007.  There were $21,000 in charge offs and an insignificant amount of recoveries during the first nine months of 2006.  Based on an evaluation of the credit quality of the loan portfolio and delinquency trends and charge offs, management believes the allowance for loan losses to be adequate.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Nine Months ended	Year ended
	September 30, 2007	December 31, 2006
(dollars in thousands)

Balance, beginning	$1,746	$1,766
Provision for loan losses	-	-
Charge-offs	-	(21)
Recoveries	6	1
Balance, ending	$1,752	$1,746

Net charge-offs (recoveries) to average loans outstanding	0.00%	0.00%
Average loans outstanding	$192,546	$166,620
Ending allowance to total loans outstanding	0.87%	0.95%

Deposits

Total deposits were $210.4 million as of September 30, 2007, an increase of $2.8 million or 1% from the December 31, 2006 balance of $207.6 million.  The increase was attributable to growth in interest-bearing deposits, which increased by $12.5 million or 17%.  These were offset by declines in time deposits by $3.6 million or 5% over the same period and in non-interest bearing deposits of $6.1 million or 10% due primarily to competitive pressures which caused some migration into interest-bearing accounts.  Brokered time deposits included in time deposits at September 31, 2007 and December 31, 2006 totaled $5.9 million and $9.9 million, respectively.

Index

Total deposits at September 30, 2007 and December 31, 2006 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	September 30, 2007		December 31, 2006
Non-interest bearing	$56,916	27%	$63,020	30%
Interest bearing	87,824	42	75,293	36
Time deposits	65,665	31	69,263	34
Total Deposits	$210,405	100%	$207,576	100%

Borrowings

At September 30, 2007, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $33.0 million an increase of $6.9 million from the $26.2 million outstanding at December 31, 2006.  This debt was comprised of $24.8 million of short-term, adjustable rate debt, and $8.2 million of long-term fixed rate debt.  At December 31, 2006, the Company had $17.6 in short-term debt and long-term debt totaling $8.5 million.  For the nine months ended September 30, 2007, the long-term weighted average borrowing rate was 4.38% and the short-term weighted average borrowing rate was 5.30%.  The Company utilized short-term borrowings from the FHLB to fund a portion of its asset growth in 2007 as rising interest rates adversely affected core deposit growth.  Long-term borrowings from the FHLB were incurred primarily for the purpose of funding fixed rate loans and are scheduled to mature at various times through January 2012.  The $3.1 million balance of junior subordinated deferrable interest debentures at September 30, 2007 remained unchanged from December 31, 2006.  The variable rate of interest paid on these debentures was 8.66% at September 30, 2007 compared to 8.67% at December 31, 2006.

Index

Capital Resources

The following table summarizes the Company’s risk-based capital ratios as of September 30, 2007 and December 31, 2006:

Capital and capital adequacy ratios

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$31,596	11.7%	$28,654	11.1%
Minimum regulatory requirement	$10,816	4.0%	$10,346	4.0%

Valley Business Bank	$30,705	11.4%	$28,336	11.0%
Minimum requirement for “Well- Capitalized” institution	$13,515	5.0%	$12,926	5.0%
Minimum regulatory requirement	$10,812	4.0%	$10,341	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$31,596	13.7%	$28,654	13.5%
Minimum regulatory requirement	$9,233	4.0%	$8,495	4.0%

Valley Business Bank	$30,705	13.3%	$28,336	13.4%
Minimum requirement for “Well- Capitalized” institution	$13,845	6.0%	$12,736	6.0%
Minimum regulatory requirement	$9,230	4.0%	$8,490	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$33,348	14.5%	$30,399	14.3%
Minimum regulatory requirement	$18,466	8.0%	$16,989	8.0%

Valley Business Bank	$32,456	14.1%	$30,081	14.2%
Minimum requirement for “Well- Capitalized” institution	$23,075	10.0%	$21,226	10.0%
Minimum regulatory requirement	$18,460	8.0%	$16,981	8.0%

At September 30, 2007 and December 31, 2006, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

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

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $ 53.2 million and $0.5 million, respectively, at September 30, 2007.  Management monitors these arrangements in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

In management’s opinion there has not been a material change in the Company’s market risk or interest rate risk profile for the nine months ended September 30, 2007 compared to December 31, 2006 as discussed in the Company’s 2006 annual report on Form 10-K.

Index

ITEM 4 – CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           These were no unregistered sales of equity securities during the first nine months of 2007.

(b)           The Company did not repurchase any stock during the first nine months of 2007.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: November 14, 2007	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications