Form 10-K
period 2007-12-31
Valley Commerce Bancorp
filed 2008-03-31
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2007

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

[None]
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18.75 based on the average bid and asked price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 14, 2008
[Common Stock, No par value per share]	2,396,435 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2008 (Proxy Statement)	Part III

PART I

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K including, but not limited to, those described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service area, becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9) changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12)  changes in laws and regulations; (13)  recently issued accounting pronouncements; (14) government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and management’s ability to manage these and other risks.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 – BUSINESS

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

At December 31, 2007, the Company had one banking subsidiary, the Bank.  The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders, will generally be paid from dividends paid to the Company by the Bank.  Other sources of cash include settlement of intercompany transactions and funds received from exercise of stock options.

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

At December 31, 2007, the Company’s assets totaled $279.1 million.  As of January 31, 2008, the Company had a total of 80 employees and 79.1 full time equivalent employees, including the employees of the Bank.

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

On August 16, 2006, the Company closed escrow on the purchase of land in the city of Tulare in the amount of $401,000.  A full service branch is being constructed on the site and is expected to be completed in May 2008.  The new branch office will replace the Tulare loan production office that has been operating in leased quarters since January 2005.

The Bank intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions.  New branches and loan production offices provide the Bank with greater opportunity to expand its core deposit base and increase its lending activities.  All future branches are subject to regulatory approval.

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans.  It also originates a small number of consumer and agricultural loans and brokers single-family residential loans to other mortgage lenders.  The Bank targets small businesses, professionals and commercial property owners in its market area for loans.  It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff.  The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate.  At March 14, 2008, Valley Business Bank’s prime rate was equivalent to the prevailing national prime rate as published in the Wall Street Journal.  The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs.  For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank.  At December 31, 2007 approximately 75% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 21% of the loan portfolio was comprised of commercial loans.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California.  Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base.

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

During the past fiscal year, the Bank began offering Valley Express deposit, a remote deposit capture product, to its customers.  These services allow customers to scan deposit items and transmit the images to the Bank via the Internet.  Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position.  The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

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

Despite a very competitive banking environment, the Company has grown significantly in the last three years.  Total assets grew from $186.0 million at December 31, 2004, to $279.1 million at December 31, 2007, an increase of 50%.  Growth in the regional economy and the Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s growth over the last three years is detailed further in the following table:

	December 31,
(dollars in 000’s)	2004	2005	2006	2007
Total assets	$186,007	$228,011	$263,800	$279,081
Loans, net	114,834	149,991	184,077	199,514
Deposits	156,424	192,581	207,576	215,386
Shareholders’ equity	16,333	21,909	25,448	28,873

As of June 30, 2007 (date of latest available statistics from FDIC), there were 17 commercial banks and savings associations with a total of 66 offices in Tulare County.  On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 6% of the total $36 billion in deposits.  The Company believes that it can gain additional market share in its principal market of Tulare County while it develops a core customer base in the metropolitan Fresno area.

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

Holding Company Regulation.  Valley Commerce Bancorp is a bank holding company within the meaning of the BHC Act and is registered as such with the Federal Reserve Board.  A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring ownership or control of more than 5% of the voting stock of any bank.  According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each of their subsidiary banks and to commit resources to support each subsidiary.  The Federal Reserve Board has issued regulations that describe the activities in which a bank holding company can and cannot engage.  In general, bank holding companies can engage in the business of banking, managing or controlling banks, furnishing services to or performing services for their subsidiary banks, and activities closely related to banking.

Bank Regulation.  Federal law mandates frequent examinations of all banks, with the costs of examinations assessed against the bank.  Valley Business Bank’s primary federal regulator is the FDIC.  As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California Commissioner of Financial Institutions and the FDIC, and must comply with certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination by these agencies are generally intended to protect depositors and is not intended for the protection of shareholders.

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

The Deposit Insurance Fund of the FDIC insures customer deposits up to prescribed limits for each depositor.  The FDIC approved a final rule to determine risk-based assessment rates on November 2, 2006. An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings. An increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

Other legislative and regulatory initiatives which could affect the Company and the banking industry in general may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company to increased regulation, disclosure and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  The Company cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which it might affect the Company’s business.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-04 on January 1, 2008 and management determined that a liability of approximately $102,000 will be recorded as of January 1, 2008, with corresponding reduction as a cumulative-effect adjustment to retained earnings.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations “SFAS No. 141(R)”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

ITEM 1A - RISK FACTORS

Deterioration of local real estate values could reduce our profitability.  At December 31, 2007, approximately 75% of the Company’s loan portfolio was secured by real estate.  There has been a rapid increase in real estate values in our market area in recent years peaked in mid-2007 and began to decline in the 4th quarter of 2007.  A material downturn in such values would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us.

Deterioration of local economic conditions could reduce our profitability. Our lending operations and customer base are concentrated in Tulare and Fresno Counties which are located in the Central Valley region of California.  General recessionary conditions in our market area could directly affect the Company by causing us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, Tulare and Fresno Counties are among the leading counties in the United States for agricultural production and a significant downturn in the local agricultural economy due to commodity prices, real estate prices, public policy decisions, natural disaster, or other factors could result in a decline in the local economy in general, which could in turn negatively impact the Company.

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

If Company’s allowance for loan losses is not sufficient to absorb actual loan losses, our profitability could be reduced.  The risk of loan losses is inherent in the lending business.  The Company maintains an allowance for loan losses (ALL) based upon the Company’s actual losses over a relevant time period and management’s assessment of all relevant factors that may cause future loss experience to differ from its historical loss experience.  Although the Company maintains a rigorous process for determining the ALL, it can give no assurance that it will be sufficient to cover future loan losses.  If the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require the Company to increase its ALL, earnings could be significantly and adversely impacted.

Fluctuations in interest rates could reduce profitability.  The Company’s earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds).  The interest earned on assets and paid on liabilities are affected principally by direct competition, and general economic conditions at the state and national level and other factors beyond the Company’s control such as actions of the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies.  Although the Company maintains a rigorous process for managing the impact of possible interest rate fluctuations on earnings, the Company can provide no assurance that its management efforts will prevent earnings from being significantly and adversely impacted by changes in interest rates.

Strong competition may reduce profitability. Along with larger national and regional banks and other local banks, the Company competes for customers with finance companies, brokerage firms, insurance companies, credit unions, and internet-based banks.  Certain of these competitors have advantages over the Company in accessing funding and in providing various services, or, in the case of credit unions, are significantly tax advantaged.  Major banks have substantially larger lending limits than the Company and can perform certain functions for their customers which the Company is not presently able to offer directly.  Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to the Company’s and compete for the same management personnel and the same potential acquisition and merger candidates. Ultimately, competition can reduce our profitability, as well as make it more difficult to increase the size of our loan portfolio and deposit base.

Loss of executive officers or key personnel could reduce the Company’s future profitability.  The Company depends upon the skills and reputations of its executive officers and other key employees for its future success. The loss of any of these key persons could adversely affect the Company. No employment or non-compete agreements have been executed with any Company employee and therefore no assurance can be given that the Company will be able to retain its existing key personnel or that key personnel will not, upon leaving the Company’s employment, become employed by a competing institution.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments with the Securities and Exchange Commission

ITEM 2 – PROPERTIES

The following table summarizes certain information about the Company’s main office and branch offices:

Office location	Year opened	Approximate square footage	Owned or leased

Main office 200 South Court Street Visalia, California	1996	8,700	Leased

Administrative office 100 Willow Plaza, Suites 101 & 105 Visalia, California	2003	4,972	Leased

Fresno branch 7391 N. Palm Avenue Fresno, California	2003	4,654	Leased

Woodlake branch 232 North Valencia Woodlake, California	1998	5,000	Owned

Tipton branch 174 South Burnett Tipton, California	1998	5,610	Owned

Tulare Loan Production Office 1635 E. Prosperity, Suite B Tulare, California	2005	1,192	Leased

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

The Fresno branch relocated to a new office on October 1, 2007 which is leased under a noncancelable operating lease with a nonaffiliated third party for ten years with no option to extend.  The primary operating area consists of approximately 4,654 square feet of space comprising the entire usable space in a single-story building.  The lease arrangement for the primary operating area is a “triple net lease” expiring September 30, 2017.  Monthly rent under the lease is $7,911 through the fifth year and $9,541 for the last five years.

The Tulare loan production office is leased under a nine month noncancelable operating lease with a non affiliated third party, with options to renew every six months. The primary operating area consists of approximately 1,192 square feet of office space in a single-story building. The lease arrangement for the primary operating area has been extended to January 1, 2008. The current monthly rent is $1,560 over the term of the lease.  A new Tulare Branch office constructed at an estimated total cost of $2.1 million for land, building, and fixtures, is scheduled to open by the end of May 2008 which will result in the closing of the Tulare loan production office.  The current lease has been extended with a monthly option until the new branch is opened.

At December 31, 2007, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $3,037,000.  Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

ITEM 3 – LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Management is not aware of any legal proceedings or claims that it believes could materially harm the Company’s business or revenues.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this annual report. The 2008 Annual Meeting of Shareholders will be held at 6 p.m., local time, on May 20, 2008, at the Visalia Convention Center, 303 East Acequia Avenue, Visalia, California 93291.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “VCBP.OB.”  Historically, there has been a limited over-the-counter market for the Company’s common.  Wedbush Morgan Securities Inc. and Howe Barnes Hoefer & Arnett Inc. have acted as market makers for the Company’s common stock.  These market makers have no obligation to make a market in the Company’s common stock, and they may discontinue making a market at any time.

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2006, and is based upon information provided by market makers.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.  In addition, the quotations have been adjusted for 5% stock dividends paid in June 2007 and May 2006.

	High and low bid quotations
	High	Low
2007
Fourth quarter	$15.45	$13.50
Third quarter	18.65	14.00
Second quarter	21.00	18.38
First quarter	21.71	19.43

2006
Fourth quarter	$22.86	$18.95
Third quarter	20.00	19.00
Second quarter	19.72	18.10
First quarter	19.72	16.78

As of March 19, 2008, there were 415 record holders of the Company’s common stock and approximately 456 beneficial holders.

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

The Company paid 5% stock dividends in each year from 2000 to 2007, except for 2005.  The Company issued a three-for-two stock split in September 2004.

Repurchases.  On November 13, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan calls for the repurchase of up to an aggregate of $3,000,000 of the Company’s Common Stock.  The repurchase program commenced in November of 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion.  The number price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.

Share repurchases are summarized in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total number of Shares purchased as Part of publicly Announced plans or Programs	(d) Maximum number (or Approximate dollar value) Of shares that may yet be Purchased under the plans Or programs

November 1-30	27,440	$13.91	27,440	$2,618,191
December 1-31	-	-	-	-
Total	27,440	$13.91	27,440	$2,618,191

Equity Compensation Plan Information

In 1997 and 2007, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  During 2007, 1,823 incentive stock options and 95,684 non-statutory stock options were exercised, and 38,500 incentive stock options were granted.  During 2006, 1,542 incentive stock options and 22,596 non-statutory stock options were exercised, and 10,000 stock options were granted.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	175,859	$10.11	83,507
Equity compensation plans not approved by security holders	None	Not applicable.	None

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7.  The financial information contained in the table is unaudited.  The results of operations for 2007 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except per share data)	2007	2006	2005	2004	2003
Statement of Income
Interest income	$18,470	$16,750	$12,504	$8,737	$7,188
Interest expense	7,131	5,561	2,683	1,622	1,426
Net interest income	11,339	11,189	9,821	7,115	5,762
Provision for loan losses	-	-	369	138	315
Net interest income after provision for loan losses	11,339	11,189	9,452	6,977	5,447
Non-interest income	1,155	996	888	1,341	1,055
Non-interest expense	8,699	7,653	6,810	5,662	4,648
Income before income taxes	3,795	4,532	3,530	2,656	1,854
Income taxes	1,134	1,576	1,367	1,027	705
Net income	2,661	2,956	2,163	1,629	1,149

Per Share Data (4):
Basic earnings per share	$1.13	$1.28	$0.95	$1.03	$0.73
Diluted earnings per share	$1.09	$1.22	$0.90	$0.96	$0.70
Book value - end of period	$12.05	$10.94	$9.52	$8.28	$6.94
Average shares outstanding-basic	2,358,353	2,312,140	2,274,093	1,588,022	1,567,435
Average shares outstanding-diluted	2,448,889	2,429,080	2,407,603	1,695,705	1,636,059
Shares outstanding - end of period	2,396,435	2,326,553	2,301,209	1,971,554	1,509,854

Balance Sheet
Total loans, net	$199,514	$182,332	$149,991	$114,834	$101,177
Allowance for loan losses	1,758	1,746	1,766	1,401	1,393
Total assets	279,081	263,800	228,011	186,007	139,611
Total deposits	215,386	207,576	192,581	156,424	119,668
Total shareholders' equity	28,873	25,448	21,909	16,333	11,020

Selected Performance Ratios:
Return on average assets	0.99%	1.22%	1.05%	1.04%	0.89%
Return on average equity	9.83%	12.59%	10.44%	13.84%	11.01%
Net interest margin (1)	4.71%	5.15%	5.23%	5.00%	4.85%
Average net loans as a percentage of average deposits	91.0%	85.8%	78.3%	80.2%	81.4%
Efficiency ratio	69.6%	62.8%	63.6%	66.2%	67.4%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2003	2004		2005		2006		2007
Selected Asset Quality Ratios:
Nonperforming assets to total assets	0.7%	0.0	%(3)	0.0	%(3)		---- (2)	---- (2)
Nonperforming loans to total loans	1.0%	0.1%		0.0	%(3)		---- (2)	---- (2)
Net loan charge-offs to average loans	0.0%	0.1%		0.0	%(3)	0.0	%(3)	0.0%
Allowance for loan losses to total loans	1.40%	1.20%		1.16%			0.95%	0.87%
Allowance for loan losses to nonperforming loans	138.2%	1729.6%		8409.5%			---- (2)	---- (2)

Capital Ratios:
Bank
Leverage	9.8%	8.4%		11.3%			11.0%	11.4%
Tier 1 Risk-Based	12.7%	11.4%		14.6%			13.4%	13.7%
Total Risk-Based	14.0%	12.5%		15.6%			14.2%	14.4%
Consolidated
Leverage	10.0%	10.8%		11.5%			11.1%	11.5%
Tier 1 Risk-Based	13.0%	14.7%		14.8%			13.5%	13.8%
Total Risk-Based	14.2%	15.8%		15.9%			14.3%	14.6%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%

(2)	There were no nonperforming loans at December 31, 2007 and 2006

(3)	Less than .05%

(4)	All share and per share data has been retroactively restated to reflect the September 2004 three-for-two stock split and the 5% stock dividends issued in June 2007, May 2006, 2004 and 2003.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the selected financial data appearing in Item 1, Business, and the financial statements and notes thereto appearing in  Item 8, Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K.

Overview

The Company is the holding company for Valley Business Bank (the “Bank”), a California state chartered bank.  The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Tulare and Fresno Counties and the surrounding area through the Bank. The Company derives its income primarily from interest earned on loans, and, to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans.  The Bank’s major operating expenses are the interest paid on deposits and borrowings, and general operating expenses, including salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations.  The Company does not currently conduct any operations other than through the Bank.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The Company’s accounting policies are integral to understanding the financial results reported.  The most complex of these accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  The Company has established detailed policies and internal control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The accounting areas where management’s judgment is most likely to materially impact the Company’s financial results are:

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

Income Taxes. The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

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

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Results of Operations

Overview

The Company earned net income of $2.66 million, or $1.09 per diluted share, for the year ended December 31, 2007, compared to $2.96 million, or $1.22 per diluted share, for the year ended December 31, 2006.  Net income was $2.16 million, or $0.90 per diluted share, for the year ended December 31, 2005.  The return on average assets was 0.99% for 2007, 1.22% for 2006, and 1.05% for 2005.  The return on average shareholders’ equity for 2007, 2006, and 2005 was 9.83%, 12.59%, and 10.44%, respectively.

The decrease in earnings for 2007  resulted primarily from additional personnel and occupancy costs associated with the Company’s continued expansion partially offset by the increase in both net interest income and non-interest income.  In addition, the Company’s non-interest expense increased due to cost incurred for compliance with Sarbanes-Oxley legislation and for improving the Company’s information technology capabilities.  The ratio of non-interest expense to net operating revenue (efficiency ratio) increased to 69.6% for 2007 from 62.8% for 2006 and 63.6% for 2005.  This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.  The unfavorable increase in the efficiency ratio resulted primarily from the rise in non-interest expense associated with increases in personnel and occupancy costs related to branch and loan department growth.

At December 31, 2007, the Company’s total assets were $279.1 million, an increase of $15.4 million or 6% compared to December 31, 2006.  Total loans, net of the allowance for loan losses, were $199.5 million at December 31, 2007, representing an increase of $17.2 million or 9% compared to December 31, 2006.  Total deposits were $215.4 million at December 31, 2007, representing an increase of $7.8 million or 4% compared to December 31, 2006.

At December 31, 2007, the Company’s leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 13.8% and 14.6%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at December 31, 2006 were 11.1%, 13.5% and 14.3%, respectively. The increase in the Company’s capital ratios in 2007 resulted from the 13% increase in equity from the retention of earnings and the exercise of stock options which outpaced the Company’s 6% growth in assets.

A detailed presentation of the Company’s financial results as of, or for the fiscal years ended December 31, 2007, 2006, and 2005 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

Average balances and weighted average yields and rates
	Fiscal year ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$78	$4	4.74%	$3,019	$138	4.57%	$8,244	$229	2.78%
Available-for-sale investment securities:
Taxable	35,438	1,582	4.46%	36,984	1,445	3.91%	40,564	1,461	3.60%
Exempt from Federal income taxes	19,012	771	6.14%	17,936	719	6.07%	7,856	303	5.84%
Total securities (1)	54,450	2,353	5.05%	54,920	2,164	4.61%	48,420	1,764	3.97%
Loans (2) (3)	194,734	16,113	8.27%	166,620	14,448	8.67%	134,008	10,511	7.84%
Total interest-earning assets (1)	249,262	18,470	7.57%	224,559	16,750	7.62%	190,672	12,504	6.64%
Noninterest-earning assets, net of allowance for loan losses	18,363			17,244			16,280
Total assets	$267,625			$241,803			$206,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$83,020	$2,382	2.87%	$73,534	$1,996	2.71%	$61,057	$829	1.36%
Time deposits less than $100,000	20,717	968	4.67%	20,268	820	4.05%	18,927	460	2.43%
Time deposits $100,000 or more	49,400	2,453	4.97%	34,220	1,491	4.36%	24,864	739	2.97%
Total interest-bearing deposits	153,137	5,803	3.79%	128,022	4,307	3.36%	104,848	2,028	1.93%
Short-term debt	13,608	695	5.11%	11,488	611	5.32%	1,423	53	3.72%
Long-term debt	8,289	362	4.37%	8,836	380	4.30%	9,227	393	4.26%
Junior subordinated deferrable interest debentures	3,093	271	8.76%	3,093	263	8.50%	3,093	209	6.76%
Total interest-bearing liabilities	178,127	7,131	4.00%	151,439	5,561	3.67%	118,951	2,683	2.26%

Noninterest bearing deposits	60,465			65,440			65,698
Other liabilities	1,964			1,438			1,949
Total liabilities	240,556			218,317			186,238
Shareholders’ equity	27,069			23,486			20,714
Total liabilities and shareholders’ equity	$267,625			$241,803			$206,952

Net interest income and margin (1)		$11,339	4.71%		$11,189	5.15%		$9,821	5.23%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for any of the years shown.

(3)	Interest income includes amortized loan fees of $305, $633, and $622 for 2007, 2006, and 2005, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated.

Changes in net interest income due to changes in volumes and rates

	2007 vs 2006			2006 vs 2005
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average	Average		Average	Average
	Volume	Rate (1)	Total	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(134)	$-	$(134)	$(145)	$54	$(91)
Investment securities
Taxable	(60)	197	137	(129)	113	(16)
Exempt from Federal Income taxes	65	13	78	589	18	607
Total securities	5	210	215	460	131	591
Loans	2,438	(773)	1,665	2,558	1,379	3,937
Total interest income	2,309	(563)	1,746	2,873	1,564	4,437

(Decrease) increase in interest expense:
Interest-bearing deposits	257	129	386	169	998	1,167
Time deposits less than $100,000	18	130	148	33	327	360
Time certificates $100,000 or more	661	301	962	278	474	752
Total interest-bearing deposits	936	560	1,496	480	1,799	2,279
Short-term debt	113	(29)	84	375	183	558
Long-term debt	(24)	6	(18)	(17)	4	(13)
Junior subordinated deferrable interest debentures	-	8	8	-	54	54
Total interest expense	1,025	545	1,570	838	2,040	2,878
Increase (decrease) in net interest income	$1,284	$(1,108)	$176	$2,035	$(476)	$1,559

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2007 compared to 2006. Total interest income increased from $16.7 million in 2006 to $18.5 million in 2007 due to higher average interest earning assets partially offset by a slight decline in the yield earned on average interest-earning assets.  Average earning assets in 2007 were $24.7 million or 11% greater than in 2006 due to an increase of $28.1 million or 17% in average loans outstanding.  The average yield on loans was 8.27% and 8.67% for 2007 and 2006, respectively, while the average tax equivalent yield on investment securities was 5.05% and 4.61%, respectively.  The increase in average loans was due to the Company’s continued marketing efforts which resulted in growth in real estate mortgage and construction segments of the loan portfolio.  The majority of the loan portfolio is priced with floating interest rates. Therefore, the decrease in weighted average yield on loans resulted primarily from the Federal funds rate decreases that occurred in the latter part of 2007.  In addition, competitive pressures for high quality credits and consumer demand for fixed interest rate loans, and reduced loan fees during the 2007 period caused the yields to decline slightly.  The increase in weighted average tax equivalent yield on investment securities resulted primarily from the higher yields earned on taxable investment securities.

Total interest expense increased $1.5 million or 35% from $5.6 million in 2006 to $7.1 million in 2007.  Average interest-bearing deposits increased by $25.1 million or 20% in 2007 while average noninterest-bearing deposits decreased by $5.0 million or 8% in 2007.  During 2007, market interest rate pressure on deposit accounts and increased competition for deposits caused the Company to increase the interest rates paid on its interest-bearing deposits compared with rates paid in 2006.  Although the Federal Reserve decreased interest rates in October of 2007, the movement of deposit volume to higher interest rate categories was evident through the end of 2007.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) increased from $0.6 million in 2006 to $0.7 million in 2007.  This was due primarily to average volume of this debt increasing from $11.5 million in 2006 to $13.6 million in 2007 as the Company relied more heavily on this source to fund asset growth.

As noted above, non-interest bearing deposits decreased with average balances of $60.5 million and $65.4 million in 2007 and 2006, respectively.  These deposits represented 28% of average total deposits during 2007, compared with 34% of average total deposits during 2006.  This further highlights the Company’s reliance on interest-bearing deposits and short-term borrowings to fund asset growth in 2007.

Net interest income before provision for loan losses increased to $11.3 million for 2007 from $11.2 million for 2006, an increase of $150,000 or 1%.  The increase generally resulted from growth of earning assets offset in part by rising costs of funds.  The increase in net interest income attributable to higher volume of average interest-earning assets in 2007 was $2.3 million while the increase attributable to higher volume of average interest-bearing liabilities was $1.0 million, a net increase of $1.3 million.  The decrease in net interest income attributable to lower interest rates on average interest-earning assets was $0.6 million and was compounded by a $0.5 million decrease in net interest income resulting from higher interest rates on average interest-bearing liabilities.

The Company’s net interest margin on a tax equivalent basis for 2007 was 4.71% compared to 5.15% in 2006, a decrease of 44 basis points.  As discussed above, the growth in average interest-earning assets outpaced the growth in net interest income.

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

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  The Company did not record a provision for loan losses in 2007 or 2006 based on management’s assessment of the loan portfolio and related credit quality.  The provision for loan losses was $369,000 in 2005.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for 2007 totaled $1.2 million compared with $996,000 in 2006 and $888,000 in 2005.  The components of non-interest income during each year were as follows:

	Non-interest income

	Years Ended December 31,			Change during year
(in thousands)	2007	2006	2005	2007	2006
Service charges	$591	$547	$514	$44	$33
(Loss) gain on sale of available-for-sale investment securities	(1)	(53)	(48)	52	(5)

Mortgage loan brokerage fees	77	125	136	(48)	(11)

Earnings on cash surrender value of life insurance policies	258	153	104	105	49
Other	230	224	182	6	42
Total non-interest income	$1,155	$996	$888	$159	$108

2007 Compared to 2006.  Non-interest income increased during 2007 due primarily to increased earnings on bank-owned life insurance policies purchased in 2006.  Income from service charges on deposit accounts increased by $44,000 in 2007 due mainly to a $27,000 increase in account analysis charges, and a $14,000 increase in NSF and overdraft charges   Other non-interest income includes FHLB dividend income which was $79,000 in 2007 and $55,000 in 2006.  FHLB dividend income increased in 2007 due to mandatory additional investments in FHLB stock resulting from higher short term borrowings.  A slowing residential real estate market caused a $48,000 decrease in mortgage loan brokerage fees.

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

Non-Interest Expense

Total non-interest expense was $8.70 million in 2007, up $1.05 or 3%, from the $7.65 million in non-interest expense in 2006.  The following table presents the major components of non-interest expense for the years indicated.

	Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2007	2006	2005	2007	2006
Salaries and employee benefits	$4,770	$4,261	$3,777	$509	$484
Occupancy and equipment	1,073	890	757	183	133
Data processing	495	460	422	35	38
Operations	480	454	414	26	40
Professional and legal	508	330	311	178	19
Advertising and business development	305	268	258	37	10
Telephone and postal	213	206	171	7	35
Supplies	188	180	237	8	(57)
Assessment and insurance	197	114	125	83	(11)
Amortization expense	63	63	63	-	-
Other expenses	407	427	275	(20)	152
Total non-interest expense	$8,699	$7,653	$6,810	$1,046	$843

2007 Compared to 2006.  The increase in non-interest expense resulted primarily from increased employee costs associated with the Company’s growth and the highly competitive environment for qualified bank personnel.  Salary and employee benefits increased by $509,000 including $445,000 for promotional and merit pay raises and the increase in full time equivalents from 77 to 79 employees, and a $205,000 increase in health and post retirement benefits.  These increases were partially offset by an increase in deferred salary costs of $136,000 associated with loan originations which are amortized over the estimated life of the loan.

Occupancy and equipment costs increased $183,000 in 2007 due to increased maintenance and repairs, depreciation on leasehold improvements, increased computer system maintenance and upgrades, and rent increases.  Operations costs increased $26,000 due to significantly higher correspondent bank charges which is reflective of the Company’s growth.  Professional and legal costs increased $178,000 in 2007 primarily due to the incurred professional fees related to the implementation of requirements under Section 404 of the Sarbanes-Oxley Act.  Assessment and insurance costs increased $83,000 due to an increase in FDIC assessment rate for deposit insurance.   Other expenses decreased $20,000 due to a $53,000 decrease in employee recruitment and hiring costs.

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

Provision for Income Taxes
The provision for income taxes for 2007 decreased to $1.13 million compared to $1.58 million in 2006 and $1.37 million in 2005.  The decrease in the provision for income taxes for the 2007 period was mainly due to a decrease in pre-tax net income and increases in tax exempt sources of revenue including municipal bonds and earnings on bank-owned life insurance.  The increase for the 2006 period was primarily due to increased pretax net income. The Company’s effective tax rate was 29.9% for 2007 compared to 34.8% and 38.7% in 2006 and 2005, respectively.

Financial Condition

Investment Securities

The outstanding balance and composition of the portfolio as of the end of 2007 was fairly consistent with the composition of the portfolio as of the end of 2006.  The investment portfolio balances in U.S. Treasuries, mortgage-backed securities, municipal obligations and corporate debt securities were 31%, 30%, 34% and 5%, respectively, at December 31, 2007 versus 26%, 23%, 34% and 7%, respectively, at December 31, 2006.  The Company purchases investment securities to maintain liquidity and manage interest rate risk within board approved parameters, as well as to generate interest revenues.  The investment security portfolio consists of obligations of U.S. Treasury and government agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities.

The Company’s investments in mortgage-backed securities of U.S. Government agencies provide both an increase in yields over U.S. Treasury and Agency securities and provide cash flows for liquidity and reinvestment opportunities.  At December 31, 2007, total balances in these mortgage-backed securities amounted to $17.0 million up from $12.2 million at December 31, 2006.  Although these pass-through securities typically have final maturities of between ten and fifteen years, the pass-through nature of the monthly principal and interest payments is expected to significantly reduce the average life of these securities.

Obligations of states and political subdivisions (municipal securities) provide attractive tax equivalent yields for the Company.  Since the majority of the interest earnings on these securities are not taxable for Federal purposes the investment in municipal securities results in a reduction in the effective tax rate of the Company.

At December 31, 2007 and 2006, all investment securities were classified as available-for-sale.  In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive loss within shareholders’ equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	December 31, 2007
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$17,544	$80	$(70)	$17,554
Mortgage-backed securities	16,853	192	(85)	16,960
Municipal securities	19,304	42	(227)	19,119
Corporate debt securities	3,005	1	(24)	2,982
Total	$56,706	$315	$(406)	$56,615

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$20,325	$6	$(282)	$20,049
Mortgage-backed securities	12,422	65	(250)	12,237
Municipal securities	18,950	142	(36)	19,056
Corporate debt securities	4,033	-	(77)	3,956
Total	$55,730	$213	$(645)	$55,298

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

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2007.  Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
			After one		After five
	Within		but within		but within		After
	One year		five years		ten years		ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$7,484	3.51%	$5,057	4.30%	$5,004	5.34%	$-	-	$17,545	4.40%
Mortgage-backed securities	211	3.85%	1,939	3.83%	4,394	4.65%	10,309	5.21%	16,853	4.75%
Municipal securities (1)	-	-	19	7.23%	2,388	6.17%	16,896	6.04%	19,303	5.86%
Corporate debt securities	3,005	3.61%	-	-	-	-	-	-	3,005	5.66%
Total	$10,700	3.54%	$7,015	4.18%	$11,786	5.25%	$27,205	5.73%	$56,706	4.96%

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

	LOAN PORTFOLIO

(in thousands)	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003
Commercial	$41,824	21%	$41,104	22%	$40,271	26%	$34,389	29%	$27,900	27%
Real estate – mortgage (1)	106,873	53%	92,639	50%	72,753	48%	60,688	52%	55,406	54%
Real estate – construction	44,896	22%	44,273	24%	32,560	21%	14,694	13%	10,925	11%
Agricultural	4,988	3%	4,693	3%	4,432	3%	4,535	4%	4,885	5%
Consumer and other	2,995	1%	1,805	1%	2,376	2%	2,388	2%	3,786	3%
Subtotal	201,576	100%	184,514	100%	152,392	100%	116,694	100%	102,902	100%
Deferred loan fees, net	(304)		(436)		(635)		(459)		(332)
Allowance for loan losses	(1,758)		(1,746)		(1,766)		(1,401)		(1,393)
Total loans, net	$199,514		$182,332		$149,991		$114,834		$101,177

(1)	Consists primarily of commercial mortgage loans.

Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.  Loans outstanding at December 31, 2007 increased by $17.1 million or 9% compared to December 31, 2006.  Although the Company’s marketing efforts are focused primarily on commercial loans, the strongest growth for 2007 occurred in the real estate mortgage segment of the portfolio, which was indicative of continued economic growth in the Company’s lending territory despite a slow down in the latter part of the year..  Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the low cost of real estate relative to California’s urban areas.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2007.  The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates.  Floating rates generally fluctuate with changes in the prime rate.  A majority of the Company’s floating rate loans have rate floors.  During 2007, the Company’s volume of loans with fixed interest rates increased due to customer demand.  Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total
Commercial	$21,752	$13,927	$6,145	$41,824
Real estate – mortgage (1)	922	11,835	94,116	106,873
Real estate – construction	26,043	10,741	8,112	44,896
Agriculture	2,750	1,110	1,128	4,988
Consumer and other	1,465	1,269	261	2,995
Total	$52,932	$38,882	$109,762	$201,576

Loans with fixed interest rates	5,390	22,345	82,128	109,863
Loans with floating interest rates	47,542	16,537	27,634	91,713
Total	$52,932	$38,882	$109,762	$201,576

(1) Consists primarily of commercial mortgage loans.

Nonperforming Assets.  As of December 31, 2007 and 2006 there were no nonaccrual loans, loans past due 90 days and still accruing interest, restructured loans, or other real estate owned.  Nonaccrual loans and total nonperforming assets at December 31, 2005 totaled $21,000.

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

Impaired Loans.  A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2007, 2006, and 2005.  There were no impaired loans at December 31, 2007 or 2006.  The recorded investment in loans that were considered to be impaired totaled $21,000 at December 31, 2005.  There was no specific allowance for loan losses for impaired loans at December 31, 2007, 2006, and 2005.  The average recorded investment in impaired loans for the years ended December 31, 2007, 2006, and 2005 was not considered significant for reporting purposes.  At December 31, 2007, the Company had not identified any other potential problem loans that would result in those loans being included as nonperforming loans at a future date.

Allowance for Loan Losses

The Company attempts to minimize credit risk through its underwriting and credit review policies.  The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews.  The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change.  The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors.  In management's opinion, this loan review system facilitates the early identification of potential criticized loans.

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses.  Loan losses are charged to and recoveries are credited to the allowance for loan losses.  The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans.  The adequacy of the allowance for loan losses is based upon management's continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.  There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio.  The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

The federal financial regulatory agencies issued a new interagency policy statement in December 2006 on the allowance for loan and lease losses along with supplemental frequently asked questions. When determining the adequacy of the allowance for loan losses, the Company follows these guidelines. The policy statement revises and replaces a 1993 policy statement on the allowance for loan and lease losses.  The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions.  The policy statement has also been revised to conform to accounting principles generally accepted in the United States of America (“GAAP”) and post-1993 supervisory guidance.   The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the allowance for loan and lease losses  and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the allowance for loan and lease losses  in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an allowance for loan and lease losses  at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.  In addition, the Company incorporates the Securities and Exchange Commission Staff Accounting Bulletin No. 102, which represents the SEC staff’s view related to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.

The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:

▪	specific allocation for problem graded loans, if any (“classified loans”),
▪	general or formula allocation,
▪	and discretionary allocation based on loan portfolio segmentation.

The Company’s methodology incorporates the following accounting pronouncements, as amended, in determining the adequacy of the allowance for loan losses:

▪	Statement of Financial Accounting Standards (“SFAS”) No. 5 - “Accounting for Contingencies”,
▪	SFAS No.114 - “Accounting by Creditors for Impairment of a Loan” and
▪	SFAS 118 - “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in classified, impaired, and other loans in which management believes that the collection of principal and interest under the original terms of the loan agreement are in question.  For purposes of this analysis, classified loans are grouped by internal risk classifications which are “special mention”, “substandard”, “doubtful”, and “loss”.  Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade.  Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt.  A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable.  Classified loans, as defined by the Company, include loans categorized as substandard and doubtful.  Loans classified as loss are immediately charged off.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics.  Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and on the internal risk grade of those loans and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.  The formula allocation analysis incorporates loan losses over the past seven years adjusted for changes in the business cycle.  Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.

The discretionary allocation is based upon management’s evaluation of various loan segment conditions that are not directly measured in the determination of the formula and specific allowances.  The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

The allowance for loan losses totaled $1.76 million or 0.87% of total loans at December 31, 2007 compared to $1.75 million or 0.95% at December 31, 2006, and $1.77 million or 1.16% at December 31, 2005.  No provision for loan losses was recorded in 2007 due to continued strong credit quality and the absence of nonperforming loans.  Management believes that the allowance for loan losses was adequate at December 31, 2007.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	Changes in allowance for loan losses
	Year ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

Balance, beginning	$1,746	$1,766	$1,401	$1,393	$1,062
Provision for loan losses	-	-	369	138	315
Charge-offs	-	(21)	(4)	(148)	(17)
Recoveries	12	1	-	18	33
Balance, ending	$1,758	$1,746	$1,766	$1,401	$1,393

Net charge-offs to average loans outstanding	.000%	.013%	.003%	0.120%	(0.02)%
Average loans outstanding	194,734	$166,620	$134,008	$107,262	$90,153
Ending allowance to total loans outstanding	0.87%	0.95%	1.16%	1.20%	1.36%

Deposits

Deposits are obtained primarily from local businesses and residents.  The average deposits and the average rates paid for 2007, 2006, and 2005 are presented in the “Results of Operations” section under the heading “Net Interest Income.”  Average total deposits for 2007 were $213.6 million compared to $193.5 million for 2006, an increase of $20.1 million or 10%.  In December 2006, the Company acquired brokered time deposits totaling $9.9 million.  The Company utilized brokered deposits as a way of diversifying its funding sources and the $9.9 million in funds were used primarily to reduce FHLB short-term borrowings.  Average brokered deposits were $8.8 million in 2007.

In 2007, the Company continued its strong marketing effort to attract local deposits, particularly from business customers.  However, the interest rate environment in 2007 was not conducive to attracting and retaining core deposits.  Total deposits at December 31, 2007 were $215.4 million compared to $207.6 million at December 31, 2006, an increase of $7.8 million or 4%.  If the brokered time deposits acquired in late 2006 are excluded, total deposits at December 31, 2007 increased by $148 million or 7%.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Year ended December 31,
	2007		2006		2005
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest bearing deposits	$60,465		$65,440		$65,698
Interest-bearing deposits:
Interest bearing demand deposits	$27,052	2.84%	$21,530	2.81%	$20,266	1.90%
Money market accounts	47,308	3.27%	42,047	3.08%	31,308	1.20%
Savings	8,660	0.80%	9,957	0.96%	9,483	0.71%
Time deposits	70,117	4.88%	54,488	4.24%	43,791	2.74%
Total interest-bearing deposits	153,137	3.79%	128,022	3.36%	104,848	1.93%
Total deposits	$213,602		$193,462		$170,546

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007.

Maturities of certificates of deposit of $100,000 or more
(dollars in thousands)	Balance	Percent of total
Three months or less	$14,935	34%
Over three months through nine months	24,545	56%
Over nine months through twelve months	3,791	8%
Over twelve months	743	2%
Total certificates of deposit of $100,000 and more	$44,014	100%

Borrowings

Federal Home Loan Bank.  The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities.  The Company has pledged investment securities and qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2007, long-term debt outstanding from the FHLB totaled $8.1 million compared to $8.5 million at December 31, 2006.  The Company incurred long-term debt from FHLB at various times to match the cash flow characteristics of certain fixed rate loans made by the Company.  There was no new long-term debt incurred during 2007 and the reduction from the prior year was attributable to scheduled principal repayments.  Average total long-term borrowings from FHLB totaled $8.3 million for 2007 at an average cost of 4.37% compared to average long-term borrowings of $8.8 million at an average cost of 4.30% for 2006.

There were $21.8 million in short-term borrowings from FHLB at December 31, 2007 compared to $17.6 at December 31, 2006.  The Company utilized short-term borrowings from FHLB to fund a portion of its asset growth in 2007 as rising interest rates adversely affected the ability of the Company to attract new core deposits at desirable rates.  Average total short-term borrowings from FHLB totaled $13.6 million for 2007 at an average cost of 5.11% compared to average short-term borrowings of $11.5 million in 2006 at an average cost of 5.32%.  The decrease in interest rates on short-term borrowings was reflective of the decrease in short-term market rates that occurred in the latter part of 2007.

Other Borrowing Arrangements.  In addition to FHLB borrowing lines, the Company maintains short-term unsecured borrowing arrangements with correspondent banks to meet unforeseen cash needs.  These borrowing lines totaled $10.0 million at December 31, 2007 and $13.0 million at December 31, 2006.  The borrowing lines are utilized infrequently and there were no balances outstanding at December 31, 2007 and 2006.

Junior Subordinated Deferrable Interest Debentures.  During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93,000 for the sole purpose of issuing trust preferred securities.  During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company.  The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%.  The interest rate at December 31, 2007 and December 31, 2006 was 8.54% and 8.67%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations.  The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

As of December 31, 2007 and December 31, 2006, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  As of December 31, 2007 and December 31, 2006, commitments to extend credit totaled $53.5 million and $44.1 million, respectively, and letters of credit totaled $209,000 and $1.2 million, respectively.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Contractual Obligations

 The Company’s contractual obligations are comprised of junior subordinated deferrable interest debentures, operating leases for branch, administrative and other office space in Visalia, Fresno, and Tulare which expire at various dates through 2009, and salary continuation plans.  As of December 31, 2007, contractual obligations of the Company are as follows:

	Contractual Obligations Due by Period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations:
Junior subordinated deferrable Interest debentures	$3,093				$3,093
Operating lease obligations	1,328	$47	$542	$195	544
Other long-term liabilities:
Salary continuation	946				946
Total contractual liabilities	$5,367	$47	$542	$195	$4,583

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

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs.  The following table summarizes the Company’s risk-based capital ratios as of December 31, 2007 and December 31, 2006:

Capital and capital adequacy ratios
	Year ended December 31,
	2007		2006
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$31,927	11.5%	$28,654	11.1%
Minimum regulatory requirement	$11,101	4.0%	$10,346	4.0%

Valley Business Bank	$31,538	11.4%	$28,336	11.0%
Minimum requirement for “Well-Capitalized” institution	$13,871	5.0%	$12,926	5.0%
Minimum regulatory requirement	$11,097	4.0%	$10,341	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$31,927	13.8%	$28,654	13.5%
Minimum regulatory requirement	$9,233	4.0%	$8,500	4.0%

Valley Business Bank	$31,538	13.7%	$28,336	13.4%
Minimum requirement for “Well-Capitalized” institution	$13,844	6.0%	$12,738	6.0%
Minimum regulatory requirement	$9,230	4.0%	$8,492	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$33,684	14.6%	$30,399	14.3%
Minimum regulatory requirement	$18,465	8.0%	$17,000	8.0%

Valley Business Bank	$33,296	14.4%	$30,081	14.2%
Minimum requirement for “Well- Capitalized” institution	$23,074	10.0%	$21,230	10.0%
Minimum regulatory requirement	$18,459	8.0%	$16,984	8.0%

At December 31, 2007 and December 31, 2006, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities.  Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation.  At December 31, 2007, and December 31, 2006, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 10.11 % for 2007 and 9.71% for 2006.  Year-end shareholders’ equity as a percentage of year-end assets was 10.35% and 9.65% at December 31, 2007 and 2006, respectively.  The increase in these ratios reflects 2007 earnings and capital received from the exercise of stock options partially offset by stock repurchased.

The Company issued a 5% stock dividend in 2007 and 2006.  The Company has not declared or paid cash dividends since inception.  Stock splits and dividends are not dilutive to capital ratios.

As discussed above, the Company commenced a stock repurchase program as of November 2007.

Liquidity Management

Liquidity is the ability to provide funds to meet customers’ loan and deposit needs and to fund operations in a timely and cost effective manner.  The Company’s primary source of funds is deposits.  On an ongoing basis, management anticipates funding needs for loans, asset purchases, maturing deposits, and other needs and initiates deposit promotions as needed.  Management measures the Company’s liquidity position monthly through the use of short-term and medium-term internal liquidity calculations.  These are monitored on an ongoing basis by the Board of Directors and the Company’s Asset Liability Management Committee.

Despite the Company’s successful history of establishing and retaining deposit relationships with business customers, the rising interest rate environment of the past few years has curtailed the availability of favorably priced deposits.  Accordingly, the Company has relied upon wholesale funding resources to supplement local deposit growth.  These include expansion of borrowing lines with FHLB and correspondent banks, and utilization of brokered time deposits.  At December 31, 2007, the Company had available credit of $26.2 million from the FHLB and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $53.5 million and $209,000, respectively, at December 31, 2007.  Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditors’ report and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and
   Board of Directors
Valley Commerce Bancorp

We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Sacramento, California
March 19, 2008

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2007 and 2006

	2007	2006

ASSETS

Cash and cash equivalents	$9,297,346	$13,265,547
Available-for-sale investment securities, at fair value (Notes 3 and 7)	56,615,000	55,298,000
Loans, less allowance for loan losses of $1,757,591 in 2007 and $1,745,582 in 2006 (Notes 4, 7, 9 and 13)	199,514,271	182,331,506
Bank premises and equipment, net (Note 5)	3,037,063	1,832,177
Cash surrender value of bank-owned life insurance (Note 14)	6,184,531	5,934,563
Accrued interest receivable and other assets (Note 12)	4,432,665	5,002,900

Total assets	$279,080,876	$263,664,693

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$66,992,568	$63,019,956
Interest bearing (Note 6)	148,393,500	144,556,213

Total deposits	215,386,068	207,576,169

Accrued interest payable and other liabilities	1,778,548	1,399,787
Short-term debt (Note 7)	21,804,000	17,600,000
Long-term debt (Note 7)	8,146,049	8,547,638

Junior subordinated deferrable interest debentures (Note 8)	3,093,000	3,093,000

Total liabilities	250,207,665	238,216,594

Commitments and contingencies (Note 9)

Shareholders' equity (Note 10):
Serial preferred stock - no par value; 10,000,000 shares authorized; none issued	-	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,396,435 shares in 2007 and 2,215,765 shares in 2006	23,511,066	20,683,720
Retained earnings	5,423,324	5,040,381
Accumulated other comprehensive loss, net of taxes (Notes 3 and 15)	(61,179)	(276,002)

Total shareholders' equity	28,873,211	25,448,099

Total liabilities and shareholders’ equity	$279,080,876	$263,664,693

The accompanying notes are an integral
part of these consolidated financial statements

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
Interest and fees on loans	$16,113,423	$14,448,209	$10,511,090
Interest on investment securities:
Taxable	1,581,892	1,444,707	1,459,998
Exempt from Federal income taxes	771,368	719,117	303,267
Interest on Federal funds sold	3,658	137,749	229,197
Total interest income	18,470,341	16,749,782	12,503,552

Interest expense:
Interest on deposits (Note 6)	5,802,852	4,306,344	2,028,091
Interest on short-term borrowings (Note 7)	695,062	610,911	52,523
Interest on long-term borrowings (Note 7)	362,665	380,212	393,303
Interest on junior subordinated deferrable interest debentures (Note 8)	270,690	263,310	208,787

Total interest expense	7,131,269	5,560,777	2,682,704

Net interest income before provision for loan losses	11,339,072	11,189,005	9,820,848

Provision for loan losses (Note 4)	-	-	368,768

Net interest income after provision for loan losses	11,339,072	11,189,005	9,452,080

Non-interest income:
Service charges	590,900	546,514	513,859
Loss on sale of available-for-sale investment securities, net (Note 3)	(1,145)	(52,737)	(48,494)
Mortgage loan brokerage fees	76,636	125,085	136,183
Earnings on cash surrender value of life policies (Note 14)	258,134	153,394	103,851
Other	230,140	223,693	182,347

Total non-interest income	1,154,665	995,949	887,746

Non-interest expense:
Salaries and employee benefits (Notes 4 and 14)	4,770,498	4,260,909	3,777,496
Occupancy and equipment (Notes 5 and 9)	1,073,196	890,337	756,664
Other (Note 11)	2,855,193	2,501,930	2,275,859

Total non-interest expense	8,698,887	7,653,176	6,810,019

Income before provision for income taxes	3,794,850	4,531,778	3,529,807

Provision for income taxes (Note 12)	1,134,000	1,576,000	1,367,000

Net income	$2,660,850	$2,955,778	$2,162,807

Basic earnings per share (Note 10)	$1.13	$1.28	$0.95

Diluted earnings per share (Note 10)	$1.09	$1.22	$0.90

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
				Compre-	Total	Total
	Common Stock			hensive	Share-	Compre-
			Retained	Loss	holders’	hensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2005	1,788,258	$14,451,969	$1,959,281	$(78,612)	$16,332,638

Comprehensive income (Note 15):
Net income			2,162,807		2,162,807	$2,162,807
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities				(466,509)	(466,509)	(466,509)

Total comprehensive income						$1,696,298

Proceeds from sale of stock (Note 10):	299,250	3,880,321			3,880,321

Balance, December 31, 2005	2,087,508	18,332,290	4,122,088	(545,121)	21,909,257

Comprehensive income (Note 15):
Net income			2,955,778		2,955,778	$2,955,778
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale investment securities				269,119	269,119	269,119

Total comprehensive income						$3,224,897

Stock dividend	104,123	2,032,481	(2,032,481)
Cash paid for fractional shares			(5,004)		(5,004)
Stock options exercised and related tax benefit	24,134	280,230			280,230
Stock-based compensation expense		38,719			38,719

Balance, December 31, 2006	2,215,765	20,683,720	5,040,381	(276,002)	25,448,099

Comprehensive income (Note 15):
Net income			2,660,850		2,660,850	$2,660,850
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities				214,823	214,823	214,823

Total comprehensive income						$2,875,673

Stock dividend	110,603	2,158,974	(2,158,974)
Cash paid for fractional shares			(5,392)		(5,392)
Stock repurchase	(27,440)	(268,267)	(113,541)		(381,808)
Stock options exercised and related tax benefit	97,507	892,229			892,229
Stock-based compensation expense		44,410			44,410

Balance, December 31, 2007	2,396,435	$23,511,066	$5,423,324	$(61,179)	$28,873,211
(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding gains (losses) arising during the year	$214,054	$235,394	$(496,223)
Less: reclassification adjustment for losses included in net income	(769)	(33,725)	(29,714)

Net change in unrealized losses on available-for-sale investment securities	$214,823	$269,119	$(466,509)

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net income	$2,660,850	$2,955,778	$2,162,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-	368,768
(Decrease) increase in deferred loan origination fees, net	(131,895)	(199,771)	176,033
Depreciation	315,365	242,116	194,531
Amortization of intangibles	62,538	62,538	62,538
Net loss on sale of available-for-sale investment securities, net	1,145	52,737	48,494
Dividends on Federal Home Loan Bank stock	(79,100)	(54,900)	(29,300)
Accretion (amortization) of investment securities, net	(23,459)	38,099	819,551
Loss on disposition of premises and equipment	16,470	-	8,208
Provision for deferred income taxes	(77,000)	2,000	(251,000)
Tax benefits on stock-based compensation	(335,893)	(125,828)	-
Increase in cash surrender value of bank owned life insurance	(249,968)	(153,394)	(103,851)
Stock-based compensation expense	44,410	38,719	-
Decrease (increase) in accrued interest receivable and other assets	627,659	(354,558)	(512,561)
Increase in accrued interest payable and other liabilities	378,761	111,387	453,812

Net cash provided by operating activities	209,883	2,614,923	3,398,030

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	7,615,000	1,658,100	4,500,000
Proceeds from sales of available-for-sale investment securities	1,533,619	2,731,795	3,951,507
Purchases of available-for-sale investment securities	(12,530,396)	(11,082,486)	(24,836,258)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	2,427,545	2,152,829	2,462,904
Net increase in loans	(17,050,870)	(32,141,121)	(35,701,170)
Redemption (purchase) of Federal Home Loan Bank stock, net	246,400	(714,100)	(405,000)
Purchase of premises and equipment	(1,544,749)	(850,977)	(392,469)
Proceeds from sale of premises and equipment	8,028	-	-
Premiums paid for life insurance policies	-	(3,000,000)	-

Net cash used in investing activities	(19,295,423)	(41,245,960)	(50,420,486)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from financing activities:
Net increase (decrease) increase in noninterest bearing and interest-bearing deposits	$14,956,957	$(655,498)	$25,884,925
Net (decrease) increase in time deposits	(7,147,058)	15,650,553	10,272,285
Proceeds from the issuance of stock	-	-	3,880,321
Proceeds from exercised stock options	556,336	154,402	-
Cash paid to repurchase common stock	(381,808)	-	-
Tax benefits from stock-based compensation	335,893	125,828	-
Net increase in short-term borrowings	4,204,000	17,600,000	-
Payments on long-term advances	(401,589)	(591,982)	(182,852)
Cash paid to repurchase fractional shares	(5,392)	(5,004)	-

Net cash provided by financing activities	12,117,339	32,278,299	39,854,679

Decrease in cash and cash equivalents	(3,968,201)	(6,352,738)	(7,167,777)
Cash and cash equivalents at beginning of year	13,265,547	19,618,285	26,786,062

Cash and cash equivalents at end of year	$9,297,346	$13,265,547	$19,618,285

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$7,184,869	$5,472,442	$2,613,323
Income taxes	$740,000	$1,750,000	$1,453,000

Non-cash investing activities:
Net decrease (increase) in unrealized loss on available-for-sale securities	$340,454	$458,074	$(761,802)

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2007.

Stock Dividends

On May 15, 2007 and February 21, 2006 the Board of Directors declared a 5% stock dividend payable on June 20, 2007 and May 16, 2006, respectively, to shareholders of record on June 6, 2007 and April 28, 2006, respectively.  All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividend.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one day periods.  Cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2007 was $981,000.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank.  The investment is carried at cost.  At December 31, 2007, 2006, and 2005, Federal Home Loan Bank stock totaled $1,658,600, $1,825,900, and $1,056,900 respectively.  On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2007 and 2006, there were no loans being accounted for under this policy.

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

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments.  Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit.  The allowance totaled $40,000 at December 31, 2007 and 2006, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  Subsequent gains or losses on sales or writedowns resulting from impairment are recorded in other income or expenses as incurred.  The Company did not hold other real estate as of December 31, 2007 and 2006.

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

Intangible Assets

Intangible assets consist of core deposit intangibles related to branch acquisitions and are amortized using the straight-line method over ten years.  The Bank periodically evaluates whether events and circumstances have occurred that may affect the estimated useful life or the remaining balance of the core deposit intangibles resulting in impairment of the intangible asset.  Amortization expense totaled $62,538 for each of the years in the three-year period ended December 31, 2007.  The core deposit intangibles totaled $7,718 and $70,256 at December 31, 2007 and 2006, respectively.

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The Company previously recognized income tax positions based on management's estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

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

Stock-Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan and the Valley Commerce Bancorp 2007 Equity Incentive Plan, which are more fully described in Note 10.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation and compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. During the year ended December 31, 2006, 10,500 options were awarded. Prior periods have not been restated to reflect the results of operations in 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123.

Prior to January 1, 2006, the Company accounted for the stock-based compensation plan under the recognition and measurement principles of Accounting Practice Bulletin Opinion No. 25, (“APB 25”) Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation expense was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the years ended December 31, 2007 and 2006, the Company recorded expenses of $44,410 and $38,719, respectively as a result of adopting SFAS 123(R).  The Company’s net income for years ended December 31, 2007 and 2006 was $31,402 and $31,510, respectively, lower than if management had continued to account for share-based compensation under APB 25.  For the years ended December 31, 2007 and 2006 basic and diluted earnings per did not change as a result of the adoption of SFAS 123(R).

As of December 31, 2007, there was $292,766 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Incentive and Stock Option Plans described more fully in Note 10. That cost is expected to be recognized over a weighted average period of 2.8 years.

In accordance with SFAS 123 (R), beginning in 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the pro forma effect on consolidated net income and earnings per share in 2005 as if the Company had recorded compensation expense based on the fair value of the options granted as prescribed by SFAS No. 123:

For the Year
Ended December 31, 2005
(In Thousands)

Net income as reported	$2,162,807
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(29,000)
Pro forma net income	$2,133,807

Basic earnings per share - as reported	$0.95
Basic earnings per share - pro forma	$0.94

Diluted earnings per share - as reported	$0.90
Diluted earnings per share - pro forma	$0.89

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

There were 38,500 stock options granted in 2007 and 10,500 in 2006.  There were no stock options granted in 2005. The fair value of each option granted in 2007 and 2006 was estimated on the date of grant using an option-pricing model with the following assumptions:

	2007	2006

Weighted average fair value of options granted	$7.42	$7.99
Dividend yield	N/A	N/A
Expected volatility	28.22%	11.27%
Risk-free interest rate	3.49%	5.11%
Expected option life	7.5 years	7.5 years

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements
In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 06-04 on January 1, 2008 and management determined that a liability of approximately $102,000 will be recorded as of January 1, 2008, with a corresponding reduction as a cumulative-effect adjustment to retained earnings.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations “SFAS No. 141(R)”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2007 and 2006 consisted of the following:

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury and Government agencies	$17,544,088	$80,246	$(70,334)	$17,554,000
Mortgage-backed securities	16,853,448	191,633	(85,081)	16,960,000
Municipal securities	19,303,490	41,984	(226,474)	19,119,000
Corporate debt securities	3,005,110	651	(23,761)	2,982,000

	$56,706,136	$314,514	$(405,650)	$56,615,000

Net unrealized losses on available-for-sale investment securities totaling $91,136 were recorded, net of $29,957 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2007.  Proceeds and realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2007 totaled $1,508,855 and $1,145, respectively.

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

Investment securities with unrealized losses at December 31, 2007 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Treasury and Government agencies	$1,489,000	$(3,015)	$8,741,000	$(67,306)	$10,230,000	$(70,321)
Mortgage-backed securities	992,000	(598)	5,687,000	(84,449)	6,679,000	(85,047)
Municipal securities	12,384,000	(212,787)	1,035,000	(13,450)	13,419,000	(226,237)
Corporate debt	-	-	2,478,000	(23,761)	2,478,000	(23,761)
Securities	$14,865,000	$(216,400)	$17,941,000	$188,966	$32,806,000	$(405,366)

Investment securities with unrealized losses at December 31, 2006 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Government Agencies	$364,000	$(4,459)	$18,689,000	$(277,597)	$19,053,000	$(282,056)
Mortgage-backed Securities	1,357,000	(3,795)	7,529,000	(246,806)	8,886,000	(250,601)
Municipal securities	4,004,000	(14,759)	2,341,000	(20,174)	6,345,000	(34,933)
Corporate debt	-	-	3,956,000	(76,762)	3,956,000	(76,762)
Securities	$5,725,000	$(23,013)	$32,515,000	$(621,339)	$38,240,000	$(644,352)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S. Treasury and Government Agencies

At December 31, 2007, the Company held 31 U.S. Treasury and Government agency securities of which 3 were in a loss position for less than twelve months and 18 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in direct obligations of the U.S. Treasury Government Agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Mortgage-backed Obligations

At December 31, 2007, the Company held 45 mortgage-backed obligations of which 1 was in a loss position for less than twelve months and 27 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused by interest rate increases.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Obligations of States and Political Subdivision

At December 31, 2007, the Company held 60 obligations of states and political subdivision securities of which 37 were in a loss position for less than twelve months and 3 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were primarily caused by interest rate increases.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Corporate Debt Securities

At December 31, 2007, the Company held 6 corporate debt securities of which 5 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in corporate debt securities were caused primarily by interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2007 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$10,489,277	$10,416,000
After one year through five years	5,076,526	5,091,000
After five years through ten years	7,390,928	7,453,000
After ten years	16,895,957	16,695,000
	39,852,688	39,655,000

Investment securities not due at a single maturity date:
Mortgage-backed securities	16,853,448	16,960,000

	$56,706,136	$56,615,000

At December 31, 2007 and 2006, all investment securities were pledged to secure either public deposits or borrowing arrangements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,

	2007	2006

Commercial	$41,823,876	$41,103,607
Real estate - mortgage	106,872,707	92,639,046
Real estate – construction	44,896,223	44,272,460
Agricultural	4,987,839	4,693,307
Consumer and other	2,994,997	1,804,343

	201,575,642	184,512,763

Deferred loan fees, net	(303,780)	(435,675)
Allowance for loan losses	(1,757,591)	(1,745,582)

	$199,514,271	$182,331,506

Certain loans were pledged to secure borrowing arrangements (see Note 7).

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2007	2006	2005

Balance, beginning of year	$1,745,582	$1,766,115	$1,400,818
Provision charged to operations	-	-	368,768
Losses charged to allowance	-	(20,833)	(3,471)
Recoveries	12,009	300	-

Balance, end of year	$1,757,591	$1,745,582	$1,766,115

At December 31, 2007 and 2006, there were no loans considered to be impaired.  The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $8,680 and $26,476, respectively. Interest income recognized by the Company on a cash basis during the years ended December 31, 2007, 2006, and 2005 was not considered significant.

At December 31, 2007 and 2006, there were no nonaccrual loans.  There was no interest foregone on nonaccrual loans for the years ended December 31, 2007, 2006, and 2005.

Salaries and employee benefits totaling $687,155, $551,154 and $221,278 have been deferred as loan origination costs during the years ended December 31, 2007, 2006 and 2005, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2007	2006

Furniture and equipment	2,334,786	1,836,403
Construction in progress	756,617	53,889
Premises	614,477	614,477
Leasehold improvements	522,057	303,286
Land	452,320	452,320

	4,680,257	3,260,375

Less accumulated depreciation and amortization	(1,643,194)	(1,428,198)

	3,037,063	1,832,177

Depreciation and amortization included in occupancy and equipment expense totaled $315,365, $242,116 and $194,531 for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2007	2006

Savings	$8,355,350	$8,575,919
Money market	48,844,837	40,000,066
NOW accounts	29,076,881	26,716,738
Time, $100,000 or more	44,013,799	47,871,287
Other time	18,102,633	21,392,203

	$148,393,500	$144,556,213

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	INTEREST-BEARING DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2008	$60,394,542
2009	1,461,654
2010	260,236

$62,116,432

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2007	2006	2005

Savings	$68,879	$95,780	$67,109
Money market	1,545,160	1,175,225	376,226
NOW accounts	767,979	723,834	385,852
Time, $100,000 or more	2,453,317	1,491,363	738,638
Other time	967,517	820,142	460,266

	$5,802,852	$4,306,344	$2,028,091

7.	BORROWING ARRANGEMENTS

Lines of Credit

The Bank had unsecured lines of credit with two correspondent banks which, in the aggregate, amounted to $13,000,000 at December 31, 2007 and 2006.  There were no borrowings outstanding under either of these borrowing arrangements as of December 31, 2007 and 2006.

Federal Home Loan Bank Advances

At December 31, 2007 and 2006 the Bank could borrow up to 49% of pledged real estate mortgage loans from the Federal Home Loan Bank of San Francisco (FHLB).  As of December 31, 2007 and 2006, the Bank had pledged loans with total carrying values of $56,102,000 and $55,260,000, respectively.  At December 31, 2007 borrowings were comprised of $21,804,000 in short-term (one day) adjustable rate debt with an interest rate of 3.25%, and $8,146,049 of long-term fixed rate debt with a weighted average interest rate and maturity of 4.38% and 2.2 years, respectively. At December 31, 2006, the Company had $17,600,000 in short-term (one) day adjustable rate debt with an interest rate of 5.25% and long-term debt totaling $8,547,638 with a weighted average interest rate and maturity of 4.33% and 3.1 years, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	BORROWING ARRANGEMENTS (Continued)

Federal Home Loan Bank Advances (continued)

As of December 31, 2007 and 2006, outstanding long-term advances from the Federal Home Loan Bank (FHLB) consisted of the following:

2007			2006

Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

			$200,000	2.27%	March 26, 2007
$900,000	3.08%	March 6, 2008	900,000	3.08%	March 6, 2008
1,600,000	2.67%	May 27,2008	1,600,000	2.67%	May 27, 2008
250,000	3.71%	October 22, 2008	250,000	3.71%	October 22, 2008
900,000	3.94%	April 27, 2009	900,000	3.94%	April 27, 2009
400,000	4.51%	May 12, 2009	400,000	4.51%	May 12, 2009
953,614	7.41%	June 22, 2010	978,361	7.41%	June 22, 2010
100,000	5.09%	May 12, 2011	100,000	5.09%	May 12, 2011
792,435	4.01%	December 6, 2011	969,277	4.01%	December 6, 2011
1,250,000	4.44%	December 6, 2011	1,250,000	4.44%	December 6, 2011
1,000,000	6.02%	January 2, 2012	1,000,000	6.02%	January 2, 2012

$8,146,049			$8,547,638

Future principal payments of outstanding FHLB advances are as follows:

Year Ending
December 31,

2008	$2,961,702
2009	1,522,346
2010	1,100,351
2011	1,561,650
2012	1,000,000

$8,146,049

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  During the second quarter of 2003, Valley Commerce Trust I (the "Trust") issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000.  The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities.  The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 8.54% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly.  The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors, on any January 7, April 7, July 7 or October 7 on or after April 7, 2008.  The redemption price is par plus accrued interest, except in the case of redemption under a special event which is defined in the debenture.  The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the junior subordinated debentures and upon maturity of the junior subordinated debentures on April 7, 2033.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%.  For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30% provided, however, that prior to July 7, 2008, such annual rate does not exceed 12.50%.  As of December 31, 2007, the rate was 8.54%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures.  The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

The unamortized deferred costs related to the junior subordinated debentures, which are included in other assets on the consolidated balance sheet, at December 31, 2007 and 2006 were $3,000 and $21,000, respectively, and the amortization for each of the three years ended December 31, 2007 was $18,000.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno and Visalia branch offices, its Tulare loan production office, and its administrative office under noncancelable operating leases which expire in September 2017, November 2009, January 2008, and June 2008, respectively.  The Visalia branch office lease contains two options to renew the lease for five year periods.  Future minimum lease payments are as follows:

Year Ending
December 31,

2008	$275,949
2009	218,142
2010	94,942
2011	94,942
2012	99,828
Thereafter	543,820
$1,327,623

Rental expense included in occupancy and equipment expense totaled $309,657, $293,504, and $250,968 for the years ended December 31, 2007, 2006 and 2005, respectively.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The Company had no reservable deposits.

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The following financial instruments represent off-balance-sheet credit risk:

	December 31,

	2007	2006

Commitments to extend credit	$53,452,752	$44,128,000
Standby letters of credit	$209,463	$1,169,000

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2007 or 2006.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2007, consumer loan commitments represent approximately 4% of total commitments and are generally unsecured.  Commercial loan commitments represent approximately 73% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 23% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2007, the maximum amount available for dividend distribution under this restriction was approximately $8,866,000.  In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 8).

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.           SHAREHOLDERS' EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
		Average
		Number of
	Net	Shares	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2007

Basic earnings per share	2,660,850	2,358,353	$1.13

Effect of dilutive stock options		90,536

Diluted earnings per share	2,660,850	2,449,889	$1.09

December 31, 2006

Basic earnings per share	2,955,778	2,312,140	1.28

Effect of dilutive stock options		116,940

Diluted earnings per share	2,955,778	2,429,080	1.22

December 31, 2005

Basic earnings per share	2,162,807	2,274,093	0.95

Effect of dilutive stock options		133,510

Diluted earnings per share	2,162,807	2,407,603	0.90

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their antidilutive effect.  There were 10,500 options excluded form the computation of diluted earnings per share for the year ended December 31, 2007.  There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2006 and 2005.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation

The Company has two active share base compensation plans. On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance based awards and stock grants.  Under the Incentive Plan, 122,007 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. During the year ended December 31, 2007 a total of 38,500 options were granted under the Incentive Plan. On February 17, 2007 the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (“Prior Plan”) expired. Under the Prior Plan, 137, 359 shares of common stock are reserved for issuance. Subsequent to the 10,500 options granted during the year ended December 31, 2006, there were no additional options granted under the Prior Plan and no further grants may be made under this plan. The purpose of the plans is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  Payment in full for the option price must be made in cash or with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months.  The plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise.  The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  Upon grant, options vest ratably over a one to five year period.  The prior plan, the Valley Commerce Bancorp Amended and Restated 1997 stock option plan (“Prior Plan”) was established in 1997 and expired on February 17, 2007.  A total of 38,500 options were granted under the Incentive Plan and 137,359 options were granted under the Prior Plan.

A summary of the activity within the Plans follows:

	For the Year Ended December 31, 2007

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value

Incentive:
Options outstanding at January 1, 2006	37,515	$8.20
Options granted	-	-
Options exercised	(1,619)	7.76
Options cancelled	-	-
Options outstanding at December 31, 2006	35,896	8.20
Options granted	38,500	14.50
Options exercised	(1,914)	6.79
Options cancelled	(608)	11.52
Options outstanding at December 31, 2007	71,874	11.58	7.55 years	$427,984
Options vested or expected to vest at December 31, 2007	70,707	11.60	6.00 years	$820,084	(1)
Options exercisable at December 31, 2007	29,662	7.79	5.33 years	$289,011	(1)

Nonstatutory:
Options outstanding at January 1, 2006	213,937	$7.47

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Options granted	10,500	18.58
Options exercised	(23,726)	6.03
Options cancelled	(1,042)	7.07
Options outstanding at December 31, 2006	199,669	7.47
Options granted	-	-
Options exercised	(95,684)	5.68
Options cancelled	-	-
Options outstanding at December 31, 2007	103,985	9.10	5.48 years	$887,080
Options vested or expected to vest at December 31, 2007	103,227	8.04	6.83 years	$517,143
Options exercisable at December 31, 2007	93,517	8.36	5.48 years	$862,022

(1)	10,500 options at an average price are excluded from intrinsic value because they are not in the money.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2007.  There were 97,507 and 24,345 options exercised during the years ended December 31, 2007 and 2006, respectively.  There were 25,345 options exercised during the year ended December 31, 2006.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $1,152,962, $331,737, and $0, respectively.  The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $219,283, $295,328, and $265,229, respectively. Cash received from option exercise for the years ended December 31, 2007 and 2006 was $556,335 and $154,402, respectively.  The total tax benefit of the non-qualified options exercised in 2007 and 2006 was $335,894 and $125,828, respectively.

There were 38,500 incentive stock options granted in 2007 and 10,500 non-statutory options granted in 2006.  The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The Company uses historical data to estimate expected option life.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2007 and 2006.

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

	December 31,

	2007		2006

	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$31,927,000	11.5%	$28,654,000	11.1%
Minimum regulatory requirement	$11,101,000	4.0%	$10,346,000	4.0%

Valley Business Bank	$31,538,000	11.4%	$28,336,000	11.0%
Minimum requirement for "Well-Capitalized" institution	$13,871,000	5.0%	$12,926,000	5.0%
Minimum regulatory requirement	$11,097,000	4.0%	$10,341,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$31,927,000	13.8%	$28,654,000	13.5%
Minimum regulatory requirement	$9,233,000	4.0%	$8,500,000	4.0%

Valley Business Bank	$31,538,000	13.7%	$28,336,000	13.4%
Minimum requirement for "Well-Capitalized" institution	$13,844,000	6.0%	$12,738,000	6.0%
Minimum regulatory requirement	$9,230,000	4.0%	$8,492,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$33,684,000	14.6%	$30,399,000	14.3%
Minimum regulatory requirement	$18,465,000	8.0%	$17,000,000	8.0%

Valley Business Bank	$33,296,000	14.4%	$30,081,000	14.2%
Minimum requirement for "Well-Capitalized" institution	$23,074,000	10.0%	$21,230,000	10.0%
Minimum regulatory requirement	$18,459,000	8.0%	$16,984,000	8.0%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	SHAREHOLDERS' EQUITY (Continued)

Stock Repurchase

On November 13, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan calls for the repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The repurchases will be made from time to time by the Company in the open market or privately negotiated transactions as conditions allow and all shares repurchased under this plan will be returned to authorized but unissued shares.  The number, price and timing of the repurchases shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  During 2007 the Company repurchased 27,440 shares at an average price of $13.91 for a total cost of $381,808.

11.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,

	2007	2006	2005

Data processing	$494,863	$459,981	$422,158
Operations	479,803	454,229	414,485
Professional and legal	507,920	330,101	310,928
Promotional	304,774	268,374	258,360
Telephone and postal	213,401	205,804	171,117
Assessment and insurance	197,225	114,270	124,506
Supplies	187,834	180,384	236,859
Amortization expense	62,538	62,538	62,538
Other expenses	406,835	426,249	274,908

	$2,855,193	$2,501,930	$2,275,859

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of the following:

	Federal	State	Total

2007

Current	$809,000	$402,000	$1,211,000
Deferred	(40,000)	(37,000)	(77,000)

Provision for income taxes	$769,000	$365,000	$1,134,000

2006

Current	$1,107,000	$467,000	$1,574,000
Deferred	(6,000)	8,000	2,000

Provision for income taxes	$1,101,000	$475,000	$1,576,000

2005

Current	$1,188,000	$403,000	$1,591,000
Deferred	(195,000)	(56,000)	(251,000)

Provision for income taxes	$993,000	$347,000	$1,340,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,

	2007	2006

Deferred tax assets:
Allowance for loan losses	$740,000	$740,000
Unrealized loss on available-for-sale investment securities	30,000	156,000
Deferred compensation	499,000	356,000
Intangible assets	92,000	82,000
Future benefit of state income tax deduction	20,000	73,000

Total deferred tax assets	1,381,000	1,407,000

Deferred tax liabilities:
Bank premises and equipment	(34,000)	(74,000)
Loan costs	(261,000)	(197,000)
Other	(35,000)	(36,000)

Total deferred tax liabilities	(330,000)	(307,000)

Net deferred tax assets	$1,051,000	$1,100,000

Management believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences consisted of the following:

	Year Ended December 31,

	2007	2006	2005

	Rate	Rate	Rate
Federal income tax expense, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.2%	7.2%	7.2%
Interest on obligations of states and political subdivisions	(6.0)%	(4.8)%	(2.7)%
Net increase in cash surrender value of bank-owned life insurance	(2.2)%	(1.2)%	(1.0)%
Other	(3.1)%	(0.4)%	1.2%

Total income tax expense	29.9%	34.8%	38.7%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	INCOME TAXES (Continued)

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2004, and by state and local taxing authorities for years ended before December 31, 2003.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2007 were not significant.

13.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors.  These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2007:

Balance, January 1, 2007	$4,359,782

Disbursements	7,952,031
Amounts repaid	(3,855,377)

Balance, December 31, 2007	$8,456,436

Undisbursed commitments to related parties, December 31, 2007	$4,065,350

14.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997.  All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan.  Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law.  The Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees’ annual salary beginning in April 2006.  Prior to that the Company had matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary.  Company contributions vest at a rate of 20% annually.  Bank contributions for the years ended December 31, 2007, 2006, and 2005 totaled $112,583, $89,493, and $47,211 respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	EMPLOYEE BENEFIT PLANS (continued)

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives.  In addition, the estimated present value of these future benefits is accrued over the period from the effective dates of the plans until the participants' expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2007, 2006, and 2005 totaled $229,774, $184,807, and $195,232, respectively. Income earned on these policies, net of expenses, totaled $111,813, $108,034, and $103,851 for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,184,531 and $5,934,563 at December 31, 2007 and 2006, respectively.  Income earned on these policies, net of expenses, totaled $249,968, $153,394 and $103,851 for the years ended December 31, 2007, 2006 and 2005, respectively.  Income earned on these policies is not subject to Federal and State income tax.

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

At December 31, 2007, 2006 and 2005, the Company held securities classified as available-for-sale which had unrealized losses as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2007

Other comprehensive loss:
Unrealized holding losses	$339,309	$(125,255)	$214,054
Reclassification adjustment for losses included in net income	(1,145)	376	(769)

Total other comprehensive loss	$340,454	$(125,631)	$214,823

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	COMPREHENSIVE INCOME (continued)

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2006

Other comprehensive loss:
Unrealized holding losses	$405,337	$(169,943)	$235,394
Reclassification adjustment for losses included in net income	(52,737)	19,012	(33,725)

Total other comprehensive loss	$458,074	$(188,955)	$269,119

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(810,296)	$314,073	$(496,223)
Reclassification adjustment for gains included in net income	(48,494)	18,780	(29,714)

Total other comprehensive loss	$(761,802)	$295,293	$(466,509)

16.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

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

	December 31, 2007		December 31, 2006

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$9,297,346	$9,297,346	$13,265,547	$13,265,547

Available-for-sale investment securities	56,615,000	56,615,000	55,298,000	55,298,000
Loans, net	199,514,271	192,838,151	182,331,506	184,830,865
Cash surrender value of life insurance policies	6,184,531	6,184,531	5,934,563	5,934,563
Accrued interest receivable	2,774,065	2,774,065	1,437,161	1,437,161
FHLB stock	1,658,600	1,658,600	1,825,900	1,825,900

Financial liabilities:
Deposits	215,386,068	214,836,974	207,576,169	207,667,710
Short-term debt	21,804,000	21,804,000	17,600,000	17,600,000
Long-term debt	8,146,049	7,977,153	8,547,638	8,215,627

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Junior subordinated deferrable interest debentures	3,093,000	3,093,000	3,093,000	3,093,000
Accrued interest payable	231,342	209,463	231,342	284,942

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006

ASSETS

Cash and due from banks	$378,772	$113,078
Investment in bank subsidiary	31,484,801	28,129,997
Other assets	214,957	402,302

	$32,078,530	$28,645,377

LIABILITIES AND
SHAREHOLDERS' EQUITY

Other liabilities	$112,319	$104,278
Junior subordinated debentures due to subsidiary grantor trust	3,093,000	3,093,000

Total liabilities	3,205,319	3,197,278

Shareholders' equity:
Common stock	23,511,066	20,683,720
Retained earnings	5,423,324	5,040,381
Accumulated other comprehensive loss,net of taxes	(61,179)	(276,002)

Total shareholders' equity	28,873,211	25,448,099

	$32,078,530	$28,645,377

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Income:
Earnings from investment in Valley Commerce Trust I	$8,139	$7,917	$6,279

Expenses:
Interest on junior subordinated deferrable interest debentures	270,690	263,310	208,787
Other expenses	531,689	390,647	292,941

Total expenses	802,379	653,957	501,728

Loss before equity in undistributed income of subsidiary	(794,240)	(646,040)	(495,449)

Equity in undistributed income of subsidiary	3,128,090	3,335,818	2,454,256

Income before income taxes	2,333,850	2,689,778	1,958,807

Income tax benefit	327,000	266,000	204,000

Net income	$2,660,850	$2,955,778	$2,162,807

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net income	$2,660,850	$2,955,778	$2,162,807
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(3,128,090)	(3,335,818)	(2,454,256)
Stock-based compensation expense	32,519	18,847	-
Tax benefits on stock-based compensation	(335,893)	(125,828)	-
Decrease in other assets	523,238	77,182	10,536
Increase (decrease) in other liabilities	8,041	(4,007)	(67,128)

Net cash used in operating activities	(239,335)	(413,846)	(348,041)

Cash flows from investing activities:
Investment I bank subsidiary	-	-	(7,500,000)

Cash flows from financing activities:

Cash paid for fractional shares	(5,392)	(5,004)	-
Proceeds from the exercise of stock options	556,336	154,402	-
Tax benefits from stock-based compensation	335,893	125,828	-
Cash paid to repurchase common stock	(381,808)	-	-
Net proceeds from sale of common stock	-	-	3,880,321

Net cash provided by financing activities	505,029	275,226	3,880,321

Increase (decrease) in cash and cash equivalents	265,694	(138,620)	(3,967,720)

Cash and cash equivalents at beginning of year	113,078	251,698	4,219,418

Cash and cash equivalents at end of year	$378,772	$113,078	$251,698

ITEM 9 – CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no information required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act)), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Valley Commerce Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.  Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2007, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There is no information required to be disclosed under this Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by Items 11 can be found in Valley Commerce Bancorp’s Definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

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

ITEM 15. EXHIBITS

Exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

By:	/s/ Roy O. Estridge
Roy O. Estridge
Executive Vice President and Chief Financial Officer
Date:	March 19, 2008

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

Signature	Title	Date

/s/ Donald A. Gilles
Donald A. Gilles	Director and Chief Executive Officer (Principal Executive Officer)	March 18, 2008

/s/ Roy O. Estridge
Roy O. Estridge	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2008

/s/ David B. Day
David B. Day	Director	March 18, 2008

/s/ Walter A. Dwelle
Walter A. Dwelle	Chairman and Director	March 18, 2008

/s/ Thomas A. Gaebe
Thomas A. Gaebe	Director	March 18, 2008

/s/ Philip R. Hammond, Jr.
Philip R. Hammond, Jr.	Director	March 18, 2008

/s/ Russell F. Hurley
Russell F. Hurley	Vice Chairman and Director	March 18, 2008

/s/ Fred P. LoBue, Jr.
Fred P. LoBue, Jr.	Secretary and Director	March 18, 2008

/s/ Kenneth H. Macklin
Kenneth H. Macklin	Director	March 18, 2008

/s/ Barry R. Smith
Barry R. Smith	Director	March 18, 2008

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Articles of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
4.3	Specimen Stock Certificate (2)
10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.2	Lease of premises at 200 South Court Street, Visalia (1)
10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)
10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)
10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)
10.6	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)
10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)
10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)
10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)
21	Subsidiaries of the Company (1)
24	Powers of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
_______________________________________
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.

(3)	Management contract or compensatory plan or arrangement.

(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 5, 2007