Form 10-K/A
period 2007-12-31
Valley Commerce Bancorp
filed 2008-04-08
CIK 1302244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

or

☐	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-51949

Valley Commerce Bancorp
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	46-1981399 (IRS Employer Identification No.)

200 South Court Street, Visalia, CA (Address of principal executive offices)	93291 (Zip Code)
Registrant’s telephone number, including area code: (559) 622-9000

Securities to be registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☑ No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☑

     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43.7 based on the average bid and asked price.

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

EXPLANATORY NOTE

This Amendment to the Company’s Annual Report on Form 10-K is solely for the purpose of re-filing Item 8. I. Report of Independent Registered Public Accounting Firm   filed with the original 2007 Form 10-K filed on March 31, 2008 (“Original Report”).  The accounting firm’s conformed signature was inadvertently omitted from the Original Report.

This Amendment does not reflect events occurring after the filing of the Original Report of modify or update the disclosures therein in any way other than as described above.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Commerce Bancorp
(Registrant)
Date: April 7, 2008

/s/ Donald A. Gilles
Donald A. Gilles
President/Chief Executive Officer

/s/ Roy O. Estridge
Roy O. Estridge
Executive Vice President/Chief
Financial Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald A. Gilles Donald A. Gilles	Director and Chief Executive Officer (Principal Executive Officer)	April 7, 2008

/s/ Roy O. Estridge Roy O. Estridge	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 7, 2008

/s/ David B. Day* David B. Day*	Director	April 7, 2008

/s/ Walter A. Dwelle* Walter A. Dwelle*	Chairman and Director	April 7, 2008

/s/ Thomas A. Gaebe* Thomas A. Gaebe*	Director	April 7, 2008

/s/ Philip R. Hammond, Jr.* Philip R. Hammond, Jr.*	Director	April 7, 2008

/s/ Russell F. Hurley* Russell F. Hurley*	Vice Chairman and Director	April 7, 2008

/s/ Fred P. LoBue, Jr.* Fred P. LoBue, Jr.*	Secretary and Director	April 7, 2008

/s/ Kenneth H. Macklin* Kenneth H. Macklin*	Director	April 7, 2008

/s/ Barry R. Smith* Barry R. Smith*	Director	April 7, 2008

*By /s/ Roy O. Estridge, Attorney in fact Roy O. Estridge, Attorney in fact

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company (1)

4.3	Specimen Stock Certificate (2)

10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)

10.2	Lease of premises at 200 South Court Street, Visalia (1)

10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)

10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1, 3)

10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1, 3)

10.6	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1, 3)

10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)

10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)

10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)

10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)

21	Subsidiaries of the Company (1)

24	Powers of Attorney (included on signature pages) (5)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications
_______________________________________
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.
(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 5, 2007
(5)	Incorporated by reference to the signature page of Annual Report on Form 10-K filed on March 31, 2007.