Form 10-Q
period 2008-03-31
Valley Commerce Bancorp
filed 2008-05-15
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Exact name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Court Street Visalia, California 93291
(Address of principal executive offices)

(559) 622-9000 (Issuer’s telephone number)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,343,748 as of May 12, 2008.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2008	2007

Assets
Cash and due from banks	$10,319,745	$9,297,346
Federal funds sold	5,000,000	-
Total cash and cash equivalents	15,319,745	9,297,346
Available-for-sale investment securities, at fair value	49,963,000	56,615,000
Loans, less allowance for loan losses of $2,146,035 at March 31, 2008 and $1,757,591 at December 31, 2007 (Note 3)	210,672,859	199,514,271
Bank premises and equipment, net	3,176,310	3,037,063
Cash surrender value of bank-owned life insurance	6,246,864	6,184,531
Accrued interest receivable and other assets	4,447,787	4,432,665
Total assets	$289,826,565	$279,080,876

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$64,347,897	$66,992,568
Interest bearing	164,818,506	148,393,500
Total deposits	229,166,403	215,386,068

Accrued interest payable and other liabilities	2,312,105	1,778,548
Short-term debt	19,163,000	21,804,000
Long-term debt	7,194,091	8,146,049
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	260,928,599	250,207,665

Commitments and contingencies (Note 4)

Shareholders’ equity (Note 5 and 10):
Serial preferred stock - no par value; 10,000,000 shares authorized, none issued	-	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,343,748 shares at March 31, 2008 and 2,396,435 shares at December 31, 2007	23,015,207	23,511,066
Retained earnings	5,453,440	5,423,324
Accumulated other comprehensive income (loss), net of taxes (Note 7)	429,319	(61,179)
Total shareholders’ equity	28,897,966	28,873,211
Total liabilities and shareholders’ equity	$289,826,565	$279,080,876

See notes to unaudited condensed consolidated financial statements.

Index

 VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007

Interest Income:
Interest and fees on loans	$3,847,216	$3,840,724
Interest on investment securities:
Taxable	405,665	424,843
Exempt from Federal income taxes	195,552	190,535
Interest on Federal funds sold	593	334
Total interest income	4,449,026	4,456,436

Interest Expense:
Interest on deposits	1,206,376	1,427,905
Interest on short-term borrowings	137,127	177,377
Interest on long-term borrowings	86,790	91,421
Interest on junior subordinated deferrable interest debentures	59,681	66,972
Total interest expense	1,489,974	1,763,675

Net interest income before provision for loan losses	2,959,052	2,692,761

Provision for Loan Losses	400,000	-
Net interest income after provision for loan losses	2,559,052	2,692,761

Non-Interest Income:
Service charges	170,450	138,527
Mortgage loan brokerage fees	8,080	23,770
Earnings on cash surrender value of life insurance policies	65,754	63,778
Other	46,794	64,973
Total non-interest income	291,078	291,048

Non-Interest Expense:
Salaries and employee benefits	1,283,269	1,250,182
Occupancy and equipment	285,992	245,967
Other	706,186	615,648
Total non-interest expense	2,275,447	2,111,797

Income before provision for income taxes	574,683	872,012

Provision for Income Taxes	157,000	279,000

Net income	$417,683	$593,012

Basic earnings per share (Note 6)	$0.18	$0.25

Diluted earnings per share (Note 6)	$0.17	$0.24

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$417,683	$593,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400,000	-
Decrease in deferred loan origination fees, net	(2,196)	(11,528)
Depreciation	103,803	72,506
Amortization of intangibles	7,718	15,635
Loss on disposition of premises and equipment	-	1,255
Dividends on Federal Home Loan Bank stock	(22,200)	(26,600)
(Accretion of discounts) amortization of premiums on investment securities, net	(20,338)	169
Increase in cash surrender value of bank owned life insurance	(62,333)	(61,288)
Stock-based compensation expense	18,633	7,670
Increase in accrued interest receivable and other assets	(30,597)	(345,813)
Increase in accrued interest payable and other liabilities	270,145	187,846
Net cash provided by operating activities	1,080,318	432,864

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	6,500,000	1,615,000
Proceeds from principal repayments from available-for-sale mortgage-backed securities	854,090	536,298
Redemption of Federal Home Loan Bank Stock, net	-	369,900
Net increase in loans	(11,556,392)	(6,189,554)
Purchase of premises and equipment	(243,050)	(188,701)
Net cash used in investing activities	(4,445,352)	(3,857,057)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Three Months
	Ended March 31,
	2008	2007

Cash Flows from Financing Activities:
Net increase (decrease) in noninterest-bearing and interest-bearing deposits	$5,455,831	$(1,916,451)
Net increase in time deposits	8,324,503	4,070,279
Proceeds from exercised stock options	4,175	13,000
Cash paid to repurchase common stock	(804,118)	-
Net decrease in short-term borrowings	(2,641,000)	(3,879,000)
Payments on long-term advances	(951,958)	(249,478)
Net cash provided by (used in) financing activities	9,387,433	(1,961,650)

Increase (decrease) in cash and cash equivalents	6,022,399	(5,385,843)
Cash and Cash Equivalents at Beginning of Year	9,297,346	13,265,547
Cash and Cash Equivalents at End of Period	$15,319,745	$7,879,704

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,444,561	$1,662,351
Income taxes	$-	$400,000

Non-Cash Investing Activities:
Net change in unrealized gain (loss) on available-for-sale securities	$490,498	$100,467

Non-Cash Financing Activities:
Cumulative effect of adopting EITF 06-04	$102,115

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

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

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at March 31, 2008 and December 31, 2007, the results of its operations for the three-month periods ended March 31, 2008 and 2007, and its cash flows for the three-month periods ended March 31, 2008 and 2007 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however the Company believes that the disclosures made are adequate to make the information not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

Index

3.	LOANS

Outstanding loans are summarized below, in thousands:
	March 31, 2008	December 31, 2007
Commercial	$48,048,053	$41,823,876
Real estate – mortgage	112,346,233	106,872,707
Real estate – construction	45,219,282	44,896,223
Agricultural	5,130,983	4,987,839
Consumer	2,375,927	2,994,997
	213,120,478	201,575,642

Deferred loan fees, net	(301,584)	(303,780)
Allowance for loan losses	(2,146,035)	(1,757,591)
	$210,672,859	$199,514,271

4.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $53.7 million and $53.5 million and letters of credit of $0.3 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, consumer loan commitments, which are generally unsecured, represent approximately 4% of total commitments.  Agricultural loan commitments represent approximately 3% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 76% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 17% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

5.	STOCK-BASED COMPENSATION

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

Index

During the three-month periods ended March 31, 2008 and March 31, 2007, no options were granted by the Company to its officers or directors. Compensation costs related to stock options recognized in operating results under SFAS No. 123R was $18,633 and $7,670 in the three months ended March 31, 2007 and 2008, respectively.  Compensation expense is recognized over the vesting period on a straight line accounting basis.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  The excess tax benefits for the three months ended March 31, 2008 and 2007 were $2,113 and $2,153, respectively.

The following table summarizes information about stock option activity for the three months ended March 31, 2008:

	For the Three Months Ended March 31, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Incentive:
Options outstanding at January 1, 2008	71,874	$11.58
Options granted	-	-
Options exercised	(345)	11.52
Options cancelled	(2,589)	14.40
Options outstanding at March 31, 2008	68,940	11.47	7.38 years	$790,742
Options vested or expected to vest at March 31, 2008	31,516	7.01	5.33 years	211,053
Options exercisable at March 31, 2008	29,662	7.79	4.32 years	$258,742

Nonstatutory:
Options outstanding at January 1, 2008	103,985	$9.10
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2008	103,985	9.10	4.00 years	$627,170	(1)
Options vested or expected to vest at March 31, 2008	103,431	7.95	3.93 years	188,532
Options exercisable at March 31, 2008	97,685	8.49	3.93 years	$627,170	(1)

(1)  10,500 options with a weighted average exercise price of $18.58 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at March 31, 2008.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2008.  There were 345 and 1,823 options exercised during the quarters ended March 31, 2008 and 2007, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the quarter ended March 31, 2008 and 2007 was $1,100 and $24,000, respectively.  During the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was $3,975.  The total fair value of shares vested during the quarters ended March 31, 2008 and 2007 was $90,495 and $119,244, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of March 31, 2008, there was $220,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 4.75 years and will be adjusted for subsequent changes in estimated forfeitures.

Index

6.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options.  Earnings per share computations have been retroactively adjusted to reflect the stock dividend paid to shareholders of record on June 6, 2007.

	For the Three Months
	Ended March 31,
	2008	2007
Earnings Per Share:
Basic earnings per share	$0.18	$0.25
Diluted earnings per share	$0.17	$0.24
Weighted Average Number of Shares Outstanding:
Basic shares	2,375,027	2,327,107
Diluted shares	2,415,276	2,437,895

There were 10,500 options excluded from the computation of diluted earnings per share for the 2008 period as they were identified as antidilutive.  There were no options excluded for the 2007 period.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007

Net income	$417,683	$593,012
Other comprehensive income:
Unrealized holding gains on available-for-sale investment securities, net of tax	490,498	55,009
Total comprehensive income	$908,181	$648,021

8.	INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the condensed consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

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

Index

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2008.

10.	STOCK REPURCHASE

In October 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  During the quarter ended March 31, 2008, the Company repurchased 53,032 shares for a total cost of $804,118 or an average price of $15.16 per share.  Since the plan adoption the Company has repurchased 80,472 shares for a total cost of $1,185,927 at an average price of $14.73 per share.

11.	FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008, Using
(in thousands)	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Available-for-sale investment securities	$49,963	—	$49,963	—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income.

Index

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008, Using
(in thousands)	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Impaired loans	$339,000	—	$339,000	—

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had outstanding principal balances of $402,000 at March 31, 2008, with a valuation allowance of $63,000 at March 31, 2008. Declines in the fair value of collateral on impaired loans and the therefore the increase in specific allocations of the allowance for loan losses, were $63,000 during the three months ended March 31, 2008.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in Item 1, Financial Statements ,in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

Overview

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank (the Bank), a California state chartered bank.  The Company’s principal business is to provide financial services through its banking subsidiary in its primary market areas of Tulare and Fresno Counties in California.  The Company derives its income primarily from interest and fees earned on loans, and, to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans.  The Bank’s major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations.  The Company does not currently conduct any operations other than through the Bank.

The Company earned net income of $418,000 or $0.17 per diluted share, for the quarter ended March 31, 2008, compared to $593,000, or $0.24 per diluted share, for the quarter ended March 31, 2007.  The annualized quarterly return on average assets for the 2008 and 2007 periods was 0.60% and 0.93%, respectively.  The annualized quarterly return on average shareholders’ equity for the 2008 and 2007 periods was 5.76% and 9.35%, respectively.  The decrease in earnings was primarily due to $400,000 added to the Company’s loan loss reserves compared to no addition in the first quarter of 2007.

At March 31, 2008, the Company’s total assets were $289.8 million, representing an increase of $27.1 million or 10% compared to March 31, 2007.  Total loans, net of the allowance for loan losses, were $210.7 million at March 31, 2008, representing an increase of $22.1 million or 12% compared to March 31, 2007.  Total deposits were $229.2 million at March 31, 2008, representing an increase of $19.4 million or 9% compared to March 31, 2007.  Comparing March 31, 2008 and December 31, 2007 balances, total assets increased by $10.7 million or 4%, total net loans increased by $11.2 million or 6%, and total deposits increased by $13.8 million or 6%.

At March 31, 2008, the Company’s leverage ratio was 11.2% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.1% and 14.0%, respectively.  At December 31, 2007, the Company’s leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.8% and 14.6%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at March 31, 2007 were 11.4%, 13.5% and 14.3%, respectively.  The Company’s capital ratios declined between March 31, 2008 and March 31, 2007 as a result of stock repurchases made under a stock repurchase plan implemented in November 2007 and asset growth during that period.  These factors were offset by capital additions from earnings and exercise of stock options.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.

Index

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs
	Three months ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	income/	Yield/	Average	income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	cost
ASSETS
Federal funds sold	$94	$1	2.56%	$26	$-	0.00%
Available-for-sale investment securities:
Taxable	34,029	405	4.83%	35,981	425	4.79%
Exempt from Federal income taxes (1)	19,306	196	6.24%	18,930	191	6.20%
Total securities (1)	53,335	601	5.34%	54,911	616	5.28%
Loans (2) (3)	207,276	3,847	7.53%	184,485	3,841	8.46%
Total interest-earning assets (1)	260,705	4,449	7.02%	239,422	4,457	7.72%
Noninterest-earning assets, net of allowance for loan losses	19,661			17,955
Total assets	$280,366			$257,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest-bearing	$94,035	$521	2.25%	$74,711	$552	3.00%
Time deposits less than $100,000	18,027	179	4.03%	21,554	254	4.78%
Time deposits $100,000 or more	44,788	506	4.58%	49,851	622	5.06%
Total interest-bearing deposits	156,850	1,206	3.12%	146,116	1,428	3.96%
Short-term debt	18,282	137	3.04%	13,430	177	5.34%
Long-term debt	7,859	87	4.49%	8,506	92	4.39%
Junior subordinated deferrable interest debentures	3,093	60	7.87%	3,093	67	8.79%
Total interest-bearing liabilities	186,084	1,490	3.25%	171,145	1,764	4.18%
Noninterest-bearing deposits	63,057			58,900
Other liabilities	2,050			1,614
Total liabilities	251,191			231,659
Shareholders’ equity	29,175			25,718
Total liabilities and shareholders’ equity	$280,366			$257,237
Net interest income and margin (1)		$2,959	4.76%		$2,693	4.73%

(1)	Interest income is not presented on a taxable-equivalent basis; however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $142 and $69 for 2008 and 2007, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2008 and 2007.

Changes in net interest income due to changes in volumes and rates

	2008 period vs 2007 period
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$-	$1	$1
Investment securities
Taxable	(23)	3	(20)
Exempt from Federal income taxes	6	(1)	5
Total Securities	(17)	2	(15)
Loans	478	(472)	6
Total interest income	$461	$(469)	$(8)

(Decrease) increase in interest expense:
Other interest bearing deposits	144	(175)	(31)
Time deposits less than $100,000	(42)	(33)	(75)
Time deposits $100,000 or more	(64)	(52)	(116)
Total interest-bearing deposits	38	(260)	(222)
Short-term debt	64	(104)	(40)
Long-term debt	(7)	2	(5)
Junior subordinated deferrable interest debentures	-	(7)	(7)
Total interest expense	95	(369)	(274)
(Increase) decrease in net interest income	$366	$(100)	$266

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the three-month periods ended March 31, 2008 and 2007 was $4.5 million in each period.  The weighted average taxable-equivalent yield on total interest-earning assets was 7.02% in the 2008 period compared to 7.72% in the 2007 period, a reduction of 70 basis points.  The decrease was due to declining yields on loans.  Despite a $22.8 million or 12% increase in average loans, the Company’s interest income from loans increased by only $6,000 due to the average yield decreasing from 8.46% in the 2007 period to 7.53% in the 2008 period, a change of 93 basis points.   This primarily reflected the impact of Fed funds rate decreases totaling 300 basis points occurring in the period from September 2007 to March 2008 and its impact on the variable priced portion of the Company’s loan portfolio.  In addition, there was a slight decrease in investment securities income as average available-for-sale securities decreased by $1.6 million or 3%, due primarily to called and matured securities.

Total interest expense for the three-month period ended March 31, 2008 was $1.5 million, a decrease of $274,000 or 16% from the same period in 2007.  The average rate paid on interest-bearing liabilities was 3.25% in the 2008 period compared to 4.18% in the 2007 period, a reduction of 93 basis points.  Average total interest-bearing liabilities in the 2008 period increased by $14.9 million or 9% compared to the 2007 period.  This included an increase in interest bearing deposits of $19.3 million or 26%.  This increase, along with an increase of $4.2 million or 7% in non-interest bearing deposits, was due to local deposit growth.  Average time deposits decreased by $8.6 million or 12% in the 2008 period mostly due to the maturation of $6.9 million of brokered deposits in December 2007.  Additional brokered deposits totaling $7.1 million were acquired in late March 2008 and did not significantly affect the quarterly average.

Index

Due to the factors described in the preceding paragraphs, net interest income increased to $3.0 million for the 2008 period compared to $2.7 million for the 2007 period.   Changes in the volumes of interest earning assets and interest bearing liabilities caused the Company’s net interest income to increase by $366,000, while changes in interest rates on these same accounts caused net interest income to decrease by $100,000.

The Company’s net interest margin on a taxable equivalent basis increased 3 bps from 4.73% during the three months ended March 31, 2007 to 4.76% during the three months ended March 31, 2008.  The Company maintained its net interest margin despite Fed funds rate decreases totaling 300 basis points during the period September 2007 to March 2008.  This was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included adding assets earning fixed interest rates to the balance sheet, utilizing variable priced borrowing lines available from the Federal Home Loan Bank, and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $400,000 loan loss provision was recorded during the first quarter of 2008.  Comparatively, no loan loss provision was recorded during the first quarter of 2007.  Management determined the first quarter provision for loan loss after consideration of current economic conditions, including a significant decline in real estate values in the Bank’s primary markets.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2008 and 2007 totaled $291,000 for both periods.  The components of non-interest income during each period were as follows:

Non-interest income
	Quarter ended March 31,		Increase (Decrease)
(in thousands)	2008	2007
Service charges on deposit accounts	$170	$138	$32
Mortgage loan brokerage fees	8	24	(16)
Earnings on cash surrender value of life insurance policies	66	64	2
Other	47	65	(18)
Total non-interest income	$291	$291	$0

Service charges on deposit accounts increased $32,000 due to a $11,000 increase in account analysis charges and a $20,000 increase in non-sufficient funds and overdraft charges.  Mortgage loan brokerage fees decreased by $16,000 due to a slowing real estate market.  Within the other category, FHLB dividend income decreased $15,000 due to lower FHLB stock holdings in the 2008 period.

Non-Interest Expense

Non-interest expense was $2.3 million in the first quarter of 2008 compared to $2.1 million in the first quarter of 2007, an increase of $163,000 or 8%, due to costs associated with regulatory compliance and the Company’s growth initiatives.  Professional fees and legal costs increased by $40,000 primarily due to compliance with Sarbanes-Oxley legislation.  Assessment and insurance increased by $29,000 as Federal Deposit Insurance Corporation assessments increased by $25,000 or 328% due to higher assessment rates imposed in mid-2007.  Salaries and benefits increased by $33,000 due primarily to salary adjustments for existing employees.  Occupancy and equipment expense increased by $40,000 primarily due to the relocation of the Fresno branch to a larger leased facility in the latter part of 2007.

Index

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2008 and 2007:

Non-interest expense
	Quarter ended March 31,		Increase (Decrease)
(in thousands)	2008	2007
Salaries and employee benefits	$1,283	$1,250	$33
Occupancy and equipment	286	246	40
Data processing	129	113	16
Operations	127	112	15
Professional and legal	128	88	40
Advertising and business development	54	62	(8)
Telephone and postal	51	49	2
Supplies	36	41	(5)
Assessment and insurance	62	33	29
Amortization expense	8	15	(7)
Other expenses	111	103	8
Total noninterest expense	$2,275	$2,112	$163

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2008 and 2007 was $157,000 and $279,000, respectively.  The effective tax rate for these periods was 27.3%, and 32.2%, respectively.  The decrease in effective tax rate was primarily due to lower pretax income in the 2008 period which magnified the impact of permanent tax differences in the computation of the effective tax rate.

Financial Condition

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	March 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government agencies	$11,548	$319	$-	$11,867
Mortgage-backed securities	16,015	403	(2)	16,416
Municipal securities	19,309	109	(197)	19,221
Corporate debt securities	2,500	29	(70)	2,459
Total	$49,372	$860	$(269)	$49,963

	December 31, 2007
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government agencies	$17,544	$80	$(70)	$17,554
Mortgage-backed securities	16,853	192	(85)	16,960
Municipal securities	19,304	42	(227)	19,119
Corporate debt securities	3,005	1	(24)	2,982
Total	$56,706	$315	$(406)	$56,615

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and considers declines in the fair value of individual securities to be temporary.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	March 31, 2008		December 31, 2007
Commercial	$48,048	23%	$41,824	21%
Real estate – mortgage (1)	112,346	53	106,873	53
Real estate – construction	45,219	21	44,896	22
Agricultural	5,131	2	4,988	3
Consumer and other	2.376	1	2,995	1
Subtotal	213,120	100%	201,576	100%
Deferred loan fees, net	(301)		(304)
Allowance for loan losses	(2,146)		(1,758)
Total loans, net	$210,673		$199,514

(1) Consists primarily of commercial mortgage loans.

During the three months ended March 31, 2008, loan growth occurred in the categories of real estate-mortgage, real estate-construction and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.

Nonperforming Assets.  There was $402,000 in nonperforming assets at March 31, 2008 which was comprised of one nonaccrual loan for which management has established a specific loss reserve of $63,000.  There were no nonperforming assets at December 31, 2007.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to provide for estimated credit losses that, as of the balance sheet date, it is probable the Company will incur.  Loans determined to be impaired are evaluated individually by management for determination of the specific loss, if any, that exists as of the balance sheet date.  In addition, reserve factors are assigned to currently performing loans based on historical loss rates as adjusted for current economic conditions, trends in the level and volume of past due and classified loans, and other qualitative factors.

The allowance for loan losses totaled $2.15 million or 1.01% of total loans at March 31, 2008.  This compared to $1.76 million or 0.87% at December 31, 2007.   Management determined the allowance for loan losses after consideration of current economic conditions, including a significant decline in real estate values in the Bank’s primary markets.  The Company recorded a $12,000 net charge-off during the first quarter of 2008 and a $6,000 net recovery during the same 2007 period.

Management determined the allowance for loan losses at March 31, 2008 based on its assessment of probable loan losses from declining real estate values and recessionary conditions.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses
	Three months ended March 31,
(dollars in thousands)	2008	2007

Balance, beginning	$1,758	$1,746
Provision for loan losses	400	-
Charge-offs	(12)	-
Recoveries	-	6
Balance, ending	$2,146	$1,752

Net charge-offs (recoveries) to average loans outstanding	0.006%	(0.003%)
Average loans outstanding	$207,276	$184,485
Ending allowance to total loans outstanding	1.01%	0.92%

Index

Deposits

Total deposits were $229.2 million as of March 31, 2008, an increase of $13.8 million or 6% from the December 31, 2007 balance of $215.4 million.  Interest-bearing deposits and time deposits increased by $8.1 million or 9%, and $8.3 million or 13%, respectively, during the three month period ended March 31, 2008.  Non-interest bearing deposits decreased by $2.6 million or 4%.  Brokered deposited included in time deposits at March 31, 2008 and December 31, 2007 totaled $9.9 million at each date so the increase in total deposits was due to local deposit growth.

Total deposits at March 31, 2008 and December 31, 2007 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	March 31, 2008		December 31, 2007
Non-interest bearing	$64,348	28%	$66,993	31%
Interest bearing	94,377	41	86,277	40
Time deposits	70,441	31	62,116	29
Total Deposits	$229,166	100%	$215,386	100%

Federal Home Loan Bank Borrowings

The Company has utilized short-term borrowings from the FHLB to fund asset growth during periods when market conditions for growing the deposit base were unfavorable.  At March 31, 2008, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $26.4 million.  This debt was comprised of $19.2 million of short-term, adjustable rate debt, and $7.2 million of long-term fixed rate debt.  At December 31, 2007, the Company had $21.8 in short-term debt and long-term debt totaling $8.1 million.  At March 31, 2008, the long-term weighted average borrowing rate was 4.49% and the short-term weighted average borrowing rate was 3.04%.  The remaining principal balance of long-term debt is scheduled to mature through January 2012.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million balance of junior subordinated deferrable interest debentures at March 31, 2008 was unchanged from December 31, 2007.  The rate of interest paid on these debentures was 7.87% at March 31, 2008 compared to 8.79% at December 31, 2007.

Capital Resources

The Company’s shareholders’ equity was $28.9 million at March 31, 2008 and December 31, 2007 as net income of $418,000 for the three months ended March 31, 2008 and the $480,000 increase in unrealized gains net of taxes on available-for-sale investment securities were offset by repurchases of the Company’s common stock.  During the three months ended March 31, 2008, the Company’s common stock repurchases reduced shareholders’ equity by $804,118.

Index

Management considers capital requirements as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s risk-based capital ratios as of March 31, 2008 and December 31, 2007:

Capital and capital adequacy ratios
	Quarter ended
	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp And Subsidiary	$31,469	11.2%	$31,927	11.5%
Minimum regulatory requirement	$11,215	4.0%	$11,101	4.0%

Valley Business Bank	$30,985	11.1%	$31,538	11.4%
Minimum requirement for “Well- Capitalized” institution	$14,018	5.0%	$13,871	5.0%
Minimum regulatory requirement	$11,215	4.0%	$11,097	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp And Subsidiary	$31,469	13.1%	$31,927	13.8%
Minimum regulatory requirement	$9,609	4.0%	$9,233	4.0%

Valley Business Bank	$30,985	12.9%	$31,538	13.7%
Minimum requirement for “Well- Capitalized” institution	$14,413	6.0%	$13,844	6.0%
Minimum regulatory requirement	$9,609	4.0%	$9,230	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp And Subsidiary	$33,615	14.0%	$33,684	14.6%
Minimum regulatory requirement	$19,217	8.0%	$18,465	8.0%

Valley Business Bank	$33,131	13.8%	$33,296	14.4%
Minimum requirement for “Well- Capitalized” institution	$24,022	10.0%	$23,074	10.0%
Minimum regulatory requirement	$19,217	8.0%	$18,459	8.0%

At March 31, 2008 and December 31, 2007, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 capital, subject to regulatory limitation.  At March 31, 2008, and December 31, 2007, $3.0 million of trust preferred securities was included in Tier 1 capital.

Liquidity

Liquidity is the ability to provide funds to meet customers’ needs and to fund operations in a timely and cost effective manner. The Company has adopted measures to ensure that the risk of loss due to inadequate liquidity remains at a low level.  In particular, the Company adheres to a liquidity contingency plan that requires management to take immediate specific actions if it appears liquidity targets identified in Company policy may not otherwise be fully achieved.

Index

The Company’s sources of liquidity include short-term borrowing arrangements with the FHLB and correspondent banks, available-for-sale securities, and amounts in the Federal funds sold and cash and due from banks accounts on the balance sheet.  Management constantly monitors its liquidity position in relation to anticipated loan funding needs, branch expansions and other asset acquisitions, deposit fluctuations, embedded options, off-balance sheet arrangements and other factors that are likely to have a material effect on the Company’s liquidity.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity for the quarter ending March 31, 2008 follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
1/1/08 – 1/31/08	-	-	-	$2,618,191
2/1/08 – 2/29/08	46,366	$15.17	46,366	1,914,690
3/1/08 – 3/31/08	6,666	15.06	6,666	1,814,073
Total	53,032	$15.16	53,032

(1)
The Company approved a stock repurchase program effective November 13, 2007 with the intent to purchase shares for an aggregate amount of $3,000,000.  During the quarter ended March 31, 2008, the Company repurchased a total of 53,032 shares at a cost of $804,118.

(2)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

Index

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: May 15, 2008	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications