Form 10-Q
period 2008-06-30
Valley Commerce Bancorp
filed 2008-08-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,460,667 as of August 12, 2008.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2008	December 31, 2007

Assets
Cash and due from banks	$11,634,305	$9,297,346
Federal funds sold	23,605,000	-
Total cash and cash equivalents	35,239,305	9,297,346
Available-for-sale investment securities, at fair value	42,805,000	56,615,000
Loans, less allowance for loan losses of $2,565,288 at June 30, 2008 and $1,757,591 at December 31, 2007 (Note 3)	215,985,317	199,514,271
Bank premises and equipment, net	4,115,944	3,037,063
Cash surrender value of bank-owned life insurance	6,310,270	6,184,531
Accrued interest receivable and other assets	4,990,369	4,432,665

Total assets	$309,446,205	$279,080,876

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$69,209,893	$66,992,568
Interest-bearing	192,791,446	148,393,500
Total deposits	262,001,339	215,386,068

Accrued interest payable and other liabilities	2,046,692	1,778,548
Short-term debt	8,000,000	21,804,000
Long-term debt	5,541,494	8,146,049
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	280,682,525	250,207,665

Commitments and contingencies (Note 4)

Shareholders’ equity (Note 5 and 9):
Serial preferred stock - no par value; 10,000,000 shares authorized, none issued
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,460,667 shares at June 30, 2008 and 2,516,257 shares at December 31, 2007	24,434,218	23,511,066
Retained earnings	4,582,666	5,423,324
Accumulated other comprehensive loss, net of taxes (Note 7)	(253,204)	(61,179)
Total shareholders’ equity	28,763,680	28,873,211
Total liabilities and shareholders’ equity	$309,446,205	$279,080,876

See notes to unaudited condensed consolidated financial statements.

Index

 VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$3,897,251	$4,066,212	$7,744,467	$7,906,936
Interest on investment securities:
Taxable	311,273	357,855	716,938	782,698
Exempt from Federal income taxes	197,981	190,705	393,533	381,240
Interest on Federal funds sold	47,507	1,667	48,100	2,001
Total interest income	4,454,012	4,616,439	8,903,038	9,072,875

Interest Expense:
Interest on deposits	1,176,589	1,521,781	2,382,965	2,949,686
Interest on short-term debt	56,599	176,073	193,726	353,450
Interest on long-term debt	77,097	90,359	163,887	181,780
Interest on junior subordinated deferrable interest debentures	47,941	67,675	107,622	134,647
Total interest expense	1,358,226	1,855,888	2,848,200	3,619,563

Net interest income before provision for loan losses	3,095,786	2,760,551	6,054,838	5,453,312

Provision for loan losses	400,000	-	800,000	-
Net interest income after provision for loan losses	2,695,786	2,760,551	5,254,838	5,453,312

Non-Interest Income:
Service charges	165,244	137,039	335,694	275,566
Gain (loss) on sale of available-for-sale investment securities, net	46,412	(1,145)	46,412	(1,145)
Mortgage loan brokerage fees	25,721	23,560	33,801	47,330
Earnings on cash surrender value of life insurance policies	66,865	64,349	132,619	128,127
Other	85,393	58,319	132,187	123,292
Total non-interest income	389,635	282,122	680,713	573,170

Non-Interest Expense:
Salaries and employee benefits	1,273,029	1,165,354	2,556,298	2,415,536
Occupancy and equipment	313,292	249,309	599,284	495,276
Other	728,390	698,760	1,434,576	1,314,408
Total non-interest expense	2,314,711	2,113,423	4,590,158	4,225,220

Income before provision for income taxes	770,710	929,250	1,345,393	1,801,262

Provision for income taxes	235,000	258,000	392,000	537,000

Net income	$535,710	$671,250	$953,393	$1,264,262

Basic earnings per share (Notes 2 and 6)	$0.22	$0.27	$0.39	$0.52

Diluted earnings per share (Notes 2 and 6)	$0.22	$0.26	$0.38	$0.50

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$953,393	$1,264,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800,000	-
Increase in deferred loan origination fees, net	81,621	42,945
Depreciation	213,470	142,999
Amortization of intangibles	7,718	31,269
(Gain) loss on sale of available-for-sale investment securities, net	(46,412)	1,145
Dividends on Federal Home Loan Bank stock	(45,800)	(45,700)
(Acretion of discounts) amortization of premiums on investment securities, net	(66,380)	55,722
Increase in cash surrender value of bank-owned life insurance	(227,855)	(123,147)
Stock-based compensation expense	34,850	15,342
Loss on disposition of premises and equipment	558	1,255
Decrease in accrued interest receivable and other assets	(582,218)	(278,060)
Increase in accrued interest payable and other liabilities	268,144	301,388
Net cash provided by operating activities	1,391,089	1,409,420

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	8,500,000	2,000,000
Proceeds from sales of available-for-sale investment securities	4,500,000	2,623,855
Purchases of available-for-sale investment securities	(1,455,840)	(2,226,905)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,993,103	1,114,134
Redemption of Federal Home Loan Bank Stock, net	256,100	633,200
Net increase in loans	(17,352,667)	(12,697,695)
Purchase of premises and equipment	(1,292,909)	(344,903)
Proceeds from sale of equipment		9,313
Net cash used in investing activities	(4,852,213)	(8,889,001)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Six Months
	Ended June 30,
	2008	2007

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$5,781,333	$2,898,956
Net increase in time deposits	40,833,937	3,349,731
Proceeds from exercised stock options	3,975	13,000
Cash paid to repurchase common stock	(804,118)	-
Decrease in short-term borrowings	(13,804,000)	(3,547,000)
Payments on long-term advance	(2,604,555)	(299,563)
Cash paid to repurchase fractional shares	(3,489)	(5,390)
Net cash provided by financing activities	29,403,083	2,409,734

Increase (decrease) in cash and cash equivalents	25,941,959	(5,069,847)
Cash and Cash Equivalents at Beginning of Year	9,297,346	13,265,547
Cash and Cash Equivalents at End of Period	$35,239,305	$8,195,700

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,771,740	$3,461,916
Income taxes	$1,027,000	$615,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$(339,118)	$(577,049)
Non-cash Financing Activities:
Cumulative effect of adopting EITF 06-04	$102,115

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank") in a bank holding company reorganization.  The new corporate structure provides the Company and the Bank greater flexibility to expand and diversify.  The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

The Bank commenced operations in 1996 and operates branches in Visalia, Fresno, Woodlake and Tipton, and a loan production office in Tulare.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at June 30, 2008 and December 31, 2007, the results of its operations for the three- and six-month periods ended June 30, 2008 and 2007, and its cash flows for the six-month periods ended June 30, 2008 and 2007 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

On May 20, 2008 the Company declared a 5% stock dividend payable on June 25, 2008 for all shareholders of record on June 11, 2008.  All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

Index

3.	LOANS

Outstanding loans are summarized below, in thousands:

	June 30, 2008	December 31, 2007
Commercial	$52,997,717	$41,823,876
Real estate – mortgage	120,209,570	106,872,707
Real estate – construction	38,636,186	44,896,223
Agricultural	4,868,658	4,987,839
Consumer	2,223,875	2,994,997
	218,936,006	201,575,642

Deferred loan fees, net	(385,401)	(303,780)
Allowance for loan losses	(2,565,288)	(1,757,591)
	$215,985,317	$199,514,271

4.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $55.2 million and $53.5 million and letters of credit of $0.3 million and $0.2 million at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, consumer loan commitments, which are generally unsecured, represent approximately 4% of total commitments.  Agricultural loan commitments represent approximately 2% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 67% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 27% of total commitments.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2008 or December 31, 2007.

5.	STOCK BASED COMPENSATION

On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants.  Under the plan, 91,451 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.  Additional information on the Incentive Plan may be obtained from the Company’s 2008 Annual Proxy Statement.

Index

The prior plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan ("Prior Plan") was established in 1997 and expired on February 17, 2007.  There were 36,750 options outstanding at June 30, 2008 granted under the Incentive Plan.

During the six-month periods ended June 30, 2008 and 2007, no options were granted by the Company to its officers or directors.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $14,640 and $7,671 in the three month periods ended June 30, 2008 and 2007, respectively.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $31,159 and $15,342 in the six-month periods ended June 30, 2008 and 2007, respectively.  Compensation expense is recognized over the vesting period on a straight line accounting basis.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.   The excess tax benefits for the three months ended June 30, 2008 and 2007 were $1,577 and $2,153, respectively.  The excess tax benefits for the six months ended June 30, 2008 and 2007 were $3,691 and $4,306, respectively.

The following table summarizes information about stock option activity for the six months ended June 30, 2008:

	For the Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at January 1, 2008	75,467	$8.20
Options granted	-	-
Options exercised	(345)	10.97
Options cancelled	(3,786)	13.71
Options outstanding at June 30, 2008	71,336	10.88	6.95 years	$260,847	(1)
Options exercisable at June 30, 2008	32,728	7.59	4.79 years	219,361	(1)
Options vested or expected to vest after June 30, 2008	60,698	10.88	6.95 years	206,907	(1)

Nonstatutory:
Options outstanding at January 1, 2008	109,181	$8.67
Options granted	-
Options exercised	-
Options cancelled	-
Options outstanding at June 30, 2008	109,181	8.67	4.88 years	$650,958	(1)
Options exercisable at June 30, 2008	104,771	8.29	4.88 years	650,958	(1)
Options vested or expected to vest after June 30, 2008	98,424	8.29	4.88 years	628,553	(1)

(1) 11,025 non-statutory options with a weighted average price of $17.69 and 36,750 incentive options with a weighted average price of $13.81 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at June 30, 2008.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2008.  There were 364 and 1,914 options exercised during the six months ended June 30, 2008 and 2007, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the six months ended June 30, 2008 and 2007 was $1,100 and $24,000, respectively.  During the six months ended June 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $3,975 and

Index

$13,000, respectively.  The total fair value of shares vested during the three months ended June 30, 2008 and 2007 was $84,000 and $119,000, respectively.  The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $122,000 and $161,000, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of June 30, 2008, there was $201,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 4.5 years and will be adjusted for subsequent changes in estimated forfeitures.

6.	EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period plus the dilutive effect of options.  Earnings per share computations have been retroactively adjusted for stock splits and stock dividends for all periods presented.  On May 20, 2008 the Company declared a 5% stock dividend payable on June 25, 2008 for all shareholders of record on June 11, 2008.  All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Earnings Per Share:
Basic earnings per share	$0.22	$0.27	$0.39	$0.52
Diluted earnings per share	$0.22	$0.26	$0.38	$0.50
Weighted Average Number of Shares Outstanding:
Basic shares	2,473,839	2,444,601	2,473,839	2,443,923
Diluted shares	2,485,022	2,546,051	2,491,638	2,546,501

There were 47,775 options excluded form the computation of diluted earnings per share for the 2008 period as they were identified as anti-dilutive.  There were no options excluded for the 2007 period.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months		For the Six Months
	Ended		Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income	$536	$671	$953	$1,264
Other comprehensive (loss):
Unrealized holding loss on available-for-sale investment securities, net of tax	(683)	(459)	(192)	(404)
Total other comprehensive (loss) income	$(147)	$212	$761	$860

Index

8.	INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense represents each entity's proportionate share of the consolidated provision for income taxes.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2008.

9.	STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  During the six months ended June 30, 2008, the Company repurchased 53,032 shares for a total cost of $804,118 or an average price of $15.16 per share.  Since the plan adoption the Company has repurchased 80,472 shares for a total cost of $1,185,927 at an average price of $14.74 per share.

10.	FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first half of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes

Index

situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at June 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
(in thousands)	Fair Value	Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale investment securities	$42,805	—	$42,805	—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income.

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at June 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
(in thousands)	Fair Value	Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,373,000	—	$1,373,000	$—

Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had outstanding principal balances of $1,373,000 at June 30, 2008 , with a valuation allowance of $102,000 at June 30, 2008.  Declines in the fair value of collateral on impaired loans and therefore the increase in specific allocations of the allowance for loan losses, were $102,000 during the six months ended June 30, 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in  Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on form 10-K for the year ended December 31, 2007.

Introduction

Overview

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank (the Bank), a California state chartered bank.  The Company’s principal business is to provide financial services through its banking subsidiary in its primary market areas of Tulare and Fresno Counties in California. The Company derives its income primarily from interest and fees earned on loans and, to a lesser extent, interest on investment securities, fees for services provided to

Index

deposit customers, and fees from the brokerage of loans.  The Bank’s major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing and operations.  The Company does not currently conduct any operations other than through the Bank.

The Company earned net income of $536,000, or $.22 per diluted share for the three months ended June 30, 2008, compared to $671,000 or $0.26 per diluted share for the three months ended June 30, 2007.  The Company earned net income of $953,000 or $.38 per diluted share, for the six-month period ended June 30, 2008, compared to $1.3 million, or $0.50 per diluted share, for the six-month period ended June 30, 2007.  The annualized return on average assets was 0.67% for the six months ended June 30, 2008 and 0.98% for the same 2007 period.  The annualized return on average shareholders’ equity for the six months ended June 30, 2008 and 2007 was 6.56% and 9.77%, respectively.  The decrease in earnings was primarily due to the $800,000 provision for loan losses made during the six-month period ended June 30, 2008 compared to no provision being made during the same period in 2007.

At June 30, 2008, the Company’s total assets were $309 million, representing an increase of $30 million or 11% compared to December 31, 2007, and an increase of $42 million or 16% compared to June 30, 2007.  Federal funds sold totaled $24 million at June 30, 2008.  At both December 31, 2007 and June 30, 2007 had no Federal funds sold.  The balance of Federal funds at June 30, 2008 resulted from management’s decision to retain a significant level of liquidity on the balance sheet due to a high level of uncertainty in the financial markets.  The remaining increase in total assets resulted primarily from loan growth.  The underlying funding for asset growth during the first half of 2008 was provided through brokered time deposits and successful local deposit promotions.

Total loans, net of the allowance for loan losses, were $216 million at June 30, 2008, representing an increase of $16 million or 8% compared to December 31, 2007, and an increase of $21 million or 11% compared to June 30, 2007.  Loan volume growth in the 2008 period centered in new commercial real estate loans and draws made on existing commercial lines of credit.

Total deposits were $262 million at June 30, 2008, representing an increase of $47 million or 22% compared to December 31, 2007, and an increase of $48 million or 23% compared to June 30, 2007.  In the first half of 2008, time deposits, including brokered time deposits, increased by $41 million or 40%.  The amount of brokered time deposits at June 30, 2008, December 31, 2007, and June 30, 2007 were $22 million, $3 million, and $10 million, respectively.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.

At June 30, 2008, the Company’s leverage ratio was 11.2% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.1% and 14.0%, respectively.  At December 31, 2007, the Company’s leverage ratio was 11.5% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.8% and 14.6%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at June 30, 2007 were 11.5%, 13.4 % and 14.2%, respectively.  The Company’s capital ratios declined between June 30, 2008 and June 30, 2007 as a result of stock repurchases made under a stock repurchase plan implemented in November 2007 and asset growth during that period.  These factors were offset by capital additions from earnings and the exercise of stock options.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.

Index

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated:

	Average balances and weighted average yields and costs
	Six Months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$4,780	$48	2.03%	$77	$2	5.24%
Available-for-sale investment securities:
Taxable	29,530	717	4.90%	34,987	783	4.51%
Exempt from Federal income taxes (1)	19,468	394	6.18%	18,852	381	6.18%
Total securities (1)	48,998	1,111	5.41%	53,839	1,164	5.09%
Loans (2) (3)	212,359	7,744	7.35%	189,242	7,907	8.43%
Total interest-earning assets (1)	266,137	8,903	6.88%	243,158	9,073	7.69%

Noninterest-earning assets, net of allowance for loan losses	20,389			18,022
Total assets	$286,526			$261,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$91,558	$891	1.96%	$76,888	$1,161	3.05%
Time deposits less than $100,000	19,414	364	3.78%	21,715	518	4.81%
Time deposits $100,000 or more	54,099	1,128	4.20%	50,761	1,271	5.05%
Total interest-bearing deposits	165,071	2,383	2.91%	149,364	2,950	3.98%
Short-term debt	13,855	193	2.81%	13,304	353	5.35%
Long-term debt	7,203	164	4.59%	8,387	182	4.38%
Junior subordinated deferrable interest debentures	3,093	108	7.04%	3,093	135	8.80%
Total interest-bearing liabilities	189,222	2,848	3.04%	174,148	3,620	4.19%

Noninterest-bearing deposits	65,908			59,350
Other liabilities	2,163			1,597
Total liabilities	257,293			235,095
Shareholders’ equity	29,233			26,085
Total liabilities and shareholders’ equity	$286,526			$261,180

Net interest income and margin (1)		$6,055	$4.74%		$5,453	$4.69%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $304 and $139 for 2008 and 2007, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2008 and 2007.

Changes in net interest income due to changes in volumes and rates

	2008 period vs 2007 period
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$61	$(15)	$46
Investment securities
Taxable	(61)	(5)	(66)
Exempt from Federal income taxes	9	4	13
Total securities	(52)	(1)	(53)
Loans	484	(647)	(163)
Total interest income	$493	$(663)	$(170)

(Decrease) increase in interest expense:
Other interest bearing deposits	111	(381)	(270)
Time deposits less than $100,000	(28)	(126)	(154)
Time deposits $100,000 or more	42	(185)	(143)
Total interest-bearing deposits	125	(692)	(567)
Short-term debt	7	(167)	(160)
Long-term debt	(13)	(5)	(18)
Junior subordinated deferrable interest debentures	-	(27)	(27)
Total interest expense	119	(891)	(772)
(Increase) decrease in net interest income	$374	$228	$602

Net interest income was $6.1 million for the six-month period ended June 30, 2008 compared to $5.5 million for the same period of 2007, an increase of $602,000 or 11%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $374,000, while decreases in interest rates on these same accounts caused interest income to increase by an additional $228,000.

Comparing the six-month periods ended June 30, 2008 and 2007, the Company’s net interest margin on a taxable equivalent basis increased 5 bps, from 4.69% in the 2007 period to 4.74% in the 2008 period.  The Company maintained its net interest margin despite Fed funds rate decreases totaling 325 basis points during the period September 2007 to June 2008.  The net interest margin stability was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included adding assets earning fixed interest rates to the balance sheet, requiring interest rate floors on variable priced loans, utilizing variable priced funding, and aggressively lowering deposit rates.

Total interest income for the six-month periods ended June 30, 2008 and 2007 was $8.9 million and $9.1 million, respectively, a decrease of $170,000 or 2%, which resulted from falling interest rates.  The weighted average tax-equivalent yield on total interest-earning assets was 6.88% in the 2008 period compared to 7.69% in the 2007 period, a reduction of 81 basis points.  Offsetting the impact of declining interest rates was a $23 million, or 9%, increase in average earning assets.

Despite a $23 million or 12% increase in average loans, the Company’s interest income from loans decreased by $163,000 in the 2008 period due to the average yield on loans decreasing by 108 basis points as a result of falling interest rates impacting the variable priced portion of the Company’s loan portfolio.  In addition, there was a $53,000 decrease in interest income on available-for-sale investment securities in the 2008 period due to a $4.8 million decrease in average

Index

balance due to called and matured securities.  Interest income on Federal funds sold increased by $46,000 in the 2008 period as the average balance increased to $4.8 million compared to just $77,000 in the 2007 period.

Total interest expense for the six-month periods ended June 30, 2008 and 2007 was $2.8 million and $3.6 million, respectively, a decrease of $772,000 or 21%, which resulted from falling interest rates.  The average rate paid on interest-bearing liabilities was 3.04% in the 2008 period compared to 4.19% in the 2007 period, a reduction of 115 basis points.  Average total interest-bearing liabilities in the 2008 period increased by $15 million or 9% compared to the 2007 period.  This included an increase in average other interest-bearing deposits of $15 million or 19%, an increase in average time deposits of just $1.0 million or 1%, and a decrease in averaged borrowed funds of $633,000 or 3%.

Further enhancing the Company’s cost of funds was an increase of $6.6 million or 11% in average non-interest bearing deposits in the 2008 period compared to the same period in 2007.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on the Company’s actual loss experience and management’s evaluation of loan portfolio risk under current economic conditions.  An $800,000 loan loss provision was recorded during the six months ended June 30, 2008 compared to no provision for loan losses for the six-month period ended June 30, 2007.  Key factors in management’s determination of the provision for loan losses included a significant decline in real estate values in the Bank’s primary markets and a slowing economy.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2008 and 2007 totaled $681,000 and $573,000, respectively, an increase of $108,000 or 19%.  The components of non-interest income during each period were as follows:

Non-interest income

	Six Months ended June 30,
(in thousands)	2008	2007	Increase (Decrease)

Service charges	$336	$276	$60

Loss on sale of available-for-sale investment securities	46	(1)	47

Mortgage loan brokerage fees	34	47	(13)

Earnings on cash surrender value of life insurance policies	133	128	5

Other	132	123	9

Total non-interest income	$681	$573	$108

Service charges increased by $60,000 due to increased deposits and a higher fee structure.  Within this category, account analysis charges increased by $20,000 and non-sufficient funds and overdraft charges increased by $36,000.  In addition, the Company recorded a $46,000 gain on sale of investment securities in the 2008 period compared to a slight loss in the prior year.  These favorable variances were offset by a $13,000 decrease in mortgage loan brokerage fees which was attributable to a slowing economy.

Non-Interest Expense

Non-interest expense was $4.6 million for the six-month period ended June 30, 2008 compared to $4.2 million for the six-month period ended June 30, 2007, an increase of $365,000 or 9%.  The increase was due to employee costs associated with the Company’s growth initiatives, higher deposit insurance costs, and increased occupancy and equipment costs.  Salaries and benefits increased by $141,000 or 6% due to normal salary adjustments and new employees hired to staff the Company’s new branch office in Tulare.  Occupancy and equipment expense increased by $104,000 primarily due to the relocation of the Fresno branch to a larger leased facility in the latter part of 2007 and the opening of a full service branch in the City of Tulare during May 2008.  Assessment and insurance increased by $54,000 due to higher Federal Deposit

Index

Insurance Corporation assessments rates imposed in mid-2007.  Data processing costs increased by $39,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.  Other expenses increased by $38,000 primarily as a result of fees paid to fill vacant officer positions.

Professional and legal costs decreased by $34,000 in the 2008 period due to reduced use of outside legal counsel on various corporate matters and reduced consultant costs related to the implementation of Sarbanes-Oxley legislative requirements.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2008 and 2007:

Non-interest expense

	Six Months ended June 30,
(in thousands)	2008	2007	Increase (Decrease)

Salaries and employee benefits	$2,556	$2,415	$141

Occupancy and equipment	599	495	104

Data processing	260	221	39

Operations	255	224	31

Professional and legal	194	228	(34)

Advertising and business development	138	143	(5)

Telephone and postal	109	100	9

Supplies	93	82	11

Assessment and insurance	122	68	54

Amortization expense	8	31	(23)

Other expenses	256	218	38

Total non-interest expense	$4,590	$4,225	$365

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2008 and 2007 was $392,000 and $537,000, respectively.  The effective tax rates for these periods were 29.1%, and 29.8%, respectively.  The decrease in the effective tax rate was primarily due to lower pretax income in the 2008 period which magnified the impact of permanent tax differences in the computation of the effective tax rate.

Index

Results of Operations for the Three Months Ended June 30, 2008

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs
	Three Months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$9,466	$48	2.03%	$128	$2	5.33%
Available-for-sale investment securities:
Taxable	25,031	311	4.98%	34,005	358	4.22%
Exempt from Federal income taxes (1)	19,629	198	6.13%	18,774	191	6.18%
Total securities (1)	44,660	509	5.49%	52,779	549	4.92%
Loans (2) (3)	217,747	3,897	7.18%	194,366	4,066	8.39%
Total interest-earning assets (1)	271,873	4,454	6.74%	247,273	4,617	7.65%

Noninterest-earning assets, net of allowance for loan losses	20,813			17,667
Total assets	$292,686			$264,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$89,080	$370	1.67%	$79,040	$609	3.09%
Time deposits less than $100,000	20,805	184	3.55%	21,874	264	4.84%
Time deposits $100,000 or more	63,408	622	3.93%	51,661	650	5.05%
Total interest-bearing deposits	173,293	1,176	2.72%	152,575	1,523	4.00%
Short-term debt	9,428	57	2.42%	13,178	176	5.36%
Long-term debt	6,548	77	4.72%	8,269	90	4.37%
Junior subordinated deferrable interest debentures	3,093	48	6.22%	3,093	67	8.69%
Total interest-bearing liabilities	192,362	1,358	2.83%	177,115	1,856	4.20%

Noninterest bearing deposits	68,759			59,796
Other liabilities	2,274			1,580
Total liabilities	263,395			238,491
Shareholders’ equity	29,291			26,449
Total liabilities and shareholders’ equity	$292,686			$264,940

Net interest income and margin (1)		$3,096	4.72%		$2,761	4.64%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $162 and $141 for 2008 and 2007, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2008 and 2007.

Changes in net interest income due to changes in volumes and rates

	2008 period vs. 2007 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$124	$(78)	$46
Investment securities
Taxable	(94)	47	(47)
Exempt from Federal income taxes	13	(6)	7
Total securities	(81)	41	(40)
Loans	488	(657)	(169)
Total interest income	531	(694)	(163)

(Decrease) increase in interest expense:
Other interest-bearing deposits	77	(316)	(239)
Time deposits less than $100,000	(13)	(67)	(80)
Time deposits $100,000 or more	147	(175)	(28)
Total interest-bearing deposits	211	(558)	(347)
Short-term debt	(50)	(69)	(119)
Long-term debt	(19)	6	(13)
Junior subordinated deferrable interest debentures	-	(19)	(19)
Total interest expense	142	(640)	(498)
Decrease in net interest income	$389	$(54)	$335

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income was $3.1 million for the three-month period ended June 30, 2008 compared to $2.8 million for the same period of 2007, an increase of $335,000 or 11%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $389,000, while changes in interest rates on these same accounts caused interest income to decrease by $54,000.

Comparing the three-month periods ended June 30, 2008 and 2007, the Company’s net interest margin on a taxable equivalent basis increased 8 bps, from 4.64% in the 2007 period to 4.72% in the 2008 period.  The Company maintained its net interest margin despite Fed funds rate decreases totaling 325 basis points during the period September 2007 to June 2008.  The net interest margin stability was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included adding assets earning fixed interest rates to the balance sheet, requiring interest rate floors on variable priced loans, utilizing variable priced funding, and aggressively lowering deposit rates.

Total interest income for the three-month periods ended June 30, 2008 and 2007 was $4.5 million and $4.6 million, respectively, a decrease of $163,000 or 1%.  The decrease resulted primarily from falling interest rates and was offset by growth in average interest-earning assets which increased by $25 million or 10%, including growth in average loans of $24 million or 12%.  In addition, interest income on Federal funds sold increased by $46,000 in the 2008 period as the average balance increased to $9.5 million from just $128,000 in the 2007 period.

The weighted average tax-equivalent yield on average earning assets decreased from 7.65% in the 2007 period to 6.74% in the 2008 period, a reduction of 91 basis points, which primarily reflected the weighted average yield on loans decreasing from 8.39% in the 2007 period to 7.18% in the 2008 period, a reduction of 121 basis points.  In addition, there

Index

was a $40,000 decrease in interest income on available-for-sale investment securities in the 2008 period due to an $8 million or 15% decrease in average balance due to called and matured securities.

Total interest expense for the three-month periods ended June 30, 2008 and 2007 was $1.4 million and $1.9 million, respectively, a decrease of $498,000 or 27%, which resulted from falling interest rates.  The average rate paid on interest-bearing liabilities was 2.83% in the 2008 period compared to 4.20% in the 2007 period, a reduction of 137 basis points.

Average total interest-bearing liabilities in the 2008 period increased by $15 million or 9% compared to the 2007 period.  This included an increase in average other interest-bearing deposits of $10 million or 13%, an increase in average time deposits of $11 million or 15%, and a decrease in averaged borrowed funds of $5 million or 22%.  The increase in average time deposits during the second quarter of 2008 reflected a successful deposit promotion and the acquisition of additional brokered time deposits.

Further enhancing the Company’s cost of funds was an increase of $9 million or 15% in average non-interest bearing deposits in the 2008 period compared to the same period in 2007.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on the Company’s actual loss experience and management’s evaluation of loan portfolio risk under current economic conditions.  A $400,000 loan loss provision was recorded during the three months ended June 30, 2008 compared to no provision for loan losses for the six-month period ended June 30, 2007.  Key factors in management’s determination of the provision for loan losses included a significant decline in real estate values in the Bank’s primary markets and a slowing economy.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2008 and 2007 totaled $390,000 and $282,000, respectively, an increase of $108,000 or 38%.  The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended June 30,
(in thousands)	2008	2007	Increase (Decrease)
Service charges	$166	$138	$28

Loss on sale of available-for-sale investment securities, net	46	(1)	47

Mortgage loan brokerage fees	26	23	3

Earnings on cash surrender value of life insurance policies	67	64	3

Other	85	58	27

Total non-interest income	$390	$282	$108

Service charges increased by $28,000 due to increased deposits and a higher fee structure.  Within this category, account analysis charges increased by $12,000 and non-sufficient funds and overdraft charges increased by $20,000.  In addition, the Company recorded a $46,000 gain on sale of investment securities in the 2008 period compared to a slight loss in the prior year.  The other category increased by $27,000 due to recovery of a sundry loss.

Non-Interest Expense

Non-interest expense was $2.3 million for the three-month period ended June 30, 2008 compared to $2.1 million for the three-month period ended June 30, 2007, an increase of $202,000 or 10%.  The increase was due to employee costs associated with the Company’s growth initiatives, higher deposit insurance costs, and increased occupancy and equipment costs.  Salaries and benefits increased by $108,000 or 9% due to normal salary adjustments and new employees hired to

Index

staff the Company’s new branch office in Tulare.  Occupancy and equipment expense increased by $64,000 primarily due to the relocation of the Fresno branch to a larger leased facility in the latter part of 2007 and the opening of a full service branch in the City of Tulare during May 2008.  Assessment and insurance increased by $25,000 due to higher Federal Deposit Insurance Corporation assessments rates imposed in mid-2007.  Data processing costs increased by $23,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.  Other expenses increased by $30,000 primarily as a result of fees paid to fill vacant officer positions.

Professional and legal costs decreased by $74,000 in the 2008 period due to reduced use of outside legal counsel on various corporate matters and reduced consultant costs related to implementation of Sarbanes-Oxley legislative requirements.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2008 and 2007:

Non-interest expense

	Three Months ended June 30,
(in thousands)	2008	2007	Increase (Decrease)

Salaries and employee benefits	$1,273	$1,165	$108

Occupancy and equipment	313	249	64

Data processing	131	108	23

Operations	128	112	16

Professional and legal	66	140	(74)

Advertising and business development	84	81	3

Telephone and postal	58	51	7

Supplies	57	41	16

Assessment and insurance	60	35	25

Amortization expense	-	16	(16)

Other expenses	145	115	30

Total non-interest expense	$2,315	$2,113	$202

Provision for Income Taxes

The provision for income taxes for the three-month periods ended June 30, 2008 and 2007 was $235,000 and $258,000, respectively.  The effective tax rates for these periods were 30.5%, and 27.8%, respectively. The increase in effective tax rate was primarily due to lower pretax income in the 2008 period which magnified the impact of permanent tax differences in the computation of the effective tax rate.

Financial Condition

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which requires enhanced disclosures about financial instruments carried at fair value.  SFAS No. 157 established a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instruments, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See Note 10 of

Index

the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	June 30, 2008
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$6,550	$99	$(10)	$6,639
Mortgage-backed securities	15,446	90	(163)	15,373
Municipal securities	19,739	6	(445)	19,300
Corporate debt securities	1,500	-	(7)	1,493
Total	$43,235	$195	$(625)	$42,805

	December 31, 2007
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$17,544	$80	$(70)	$17,554
Mortgage-backed securities	16,853	192	(85)	16,960
Municipal securities	19,304	42	(227)	19,119
Corporate debt securities	3,005	1	(24)	2,982
Total	$56,706	$315	$(406)	$56,615

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	June 30, 2008		December 31, 2007
Commercial	$52,998	24%	$41,824	21%
Real estate – mortgage (1)	120,209	55	106,873	53
Real estate – construction	38,636	18	44,896	22
Agricultural	4,868	2	4,988	3
Consumer and other	2,224	1	2,995	1
Subtotal	218,935	100%	201,576	100%
Deferred loan fees, net	(385)		(304)
Allowance for loan losses	(2,565)		(1,758)
Total loans, net	$215,985		$199,514

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2008, loan growth occurred primarily in the category of real estate – mortgage and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.

Index

Nonperforming Assets

There was $1.4 million in nonperforming assets at June 30, 2008 which was comprised of three nonaccrual loans for which management has established a specific loss reserve of $102,000.  There were no nonperforming assets as of December 31, 2007.

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

The allowance for loan losses totaled $2.6 million or 1.17% of total loans at June 30, 2008.  This compared to $1.75 million or 0.89% of total loans at June 30, 2007 and $1.76 million or 0.87% at December 31, 2007.  Comparing June 30, 2008 to prior periods, management increased the allowance for loan losses in both amount and percentage based on its determination that there was a higher amount of probable loan losses in the loan portfolio due to declining real estate values supporting collateral for loans and deteriorating economic conditions in the Central Valley of Callifornia.  However, no prediction of the ultimate level of loans charged off in the future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Six Months ended	Six Months ended	Year ended
	June 30, 2008	June 30, 2007	December 31, 2007
(dollars in thousands)

Balance, beginning	$1,758	$1,746	$1,746
Provision for loan losses	800	-	-
Charge-offs	(12)	-	-
Recoveries	19	6	12
Balance, ending	$2,565	$1,752	$1,758

Annualized net charge-offs to average loans outstanding	.00%	.00%	.00%
Average loans outstanding	$212,686	$189,242	$194,734
Ending allowance to total loans outstanding	1.17%	0.89%	0.87%

Deposits

Total deposits were $262 million at June 30, 2008, a $47 million or 22% increase from the December 31, 2007 total of $215 million.  The increase in deposits was mostly due to the acquisition of additional brokered deposits and time deposit promotions during the six month period ended June 30, 2008.  The Company utilized brokered time deposits and Federal Home Loan Bank borrowings in addition to local deposit growth to fund asset growth and maintain targeted liquidity levels.  The amount of brokered time deposits at June 30, 2008 and December 31, 2007 were $22 million and $3 million, respectively.  All other deposits were acquired locally.  The Company’s long term growth strategy is based on acquiring core deposits in its local market.

Index

Total deposits at June 30, 2008 and December 31, 2007 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	June 30, 2008		December 31, 2007
Non-interest bearing	$69,210	27%	$66,993	31%
Interest bearing	89,841	34	86,277	40
Time deposits	102,950	39	62,116	29
Total Deposits	$262,001	100%	$215,386	100%

Federal Home Loan Bank Borrowings

The Company has utilized short-term borrowings from the FHLB to fund asset growth during periods when market conditions for growing the deposit base were unfavorable. At June 30, 2008, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $13.5 million.  This debt was comprised of $8.0 million of short-term fixed rate debt, and $5.5 million of long-term fixed rate debt.  At December 31, 2007, the Company had $21.8 in short-term adjustable rate debt and long-term fixed rate debt totaling $8.1 million.  At June 30, 2008, the weighted average rate on long-term borrowings was 4.59% and the weighted average borrowing rate on short-term borrowings was 2.81%.  The remaining principal balance of long-term debt is scheduled to mature through January 2012.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million balance of junior subordinated deferrable interest debentures at June 30, 2008 was unchanged from December 31, 2007.  The rate of interest paid on these debentures was 7.04% at June 30, 2008 compared to 8.79% at December 31, 2007.

Index

Capital Resources

The Company’s shareholders’ equity was $28.8 million at June 30, 2008 compared to $28.9 million at December 31, 2007 as net income of $953,000 for the six-months ended June 30, 2008 was offset by the Company’s repurchase of its common stock.  During the six months ended June 30, 2008, the Company made common stock repurchases totaling $804,000. In addition, there was a $192,000 increase in accumulated other comprehensive loss on available-for-sale investment securities which is also a component of shareholders’ equity.

Management considers capital needs as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s risk-based capital ratios as of June 30, 2008 and December 31, 2007:

Capital and capital adequacy ratios

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$32,017	11.2%	$31,927	11.5%
Minimum regulatory requirement	$11,707	4.0%	$11,101	4.0%

Valley Business Bank	$31,469	11.1%	$31,538	11.4%
Minimum requirement for “Well-Capitalized” institution	$14,628	5.0%	$13,871	5.0%
Minimum regulatory requirement	$11,703	4.0%	$11,097	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$32,017	13.1%	$31,927	13.8%
Minimum regulatory requirement	$10,172	4.0%	$9,233	4.0%

Valley Business Bank	$31,469	12.9%	$31,538	13.7%
Minimum requirement for “Well-Capitalized” institution	$15,254	6.0%	$13,844	6.0%
Minimum regulatory requirement	$10,169	4.0%	$9,230	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$34,582	14.0%	$33,684	14.6%
Minimum regulatory requirement	$20,345	8.0%	$18,465	8.0%

Valley Business Bank	$34,035	13.8%	$33,296	14.4%
Minimum requirement for “Well-Capitalized” institution	$25,423	10.0%	$23,074	10.0%
Minimum regulatory requirement	$20,339	8.0%	$18,459	8.0%

At June 30, 2008 and December 31, 2007, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At June 30, 2008 and December 31, 2007, $3.0 million of trust securities was included in Tier 1 Captial.

Index

Liquidity

Liquidity is the ability to provide funds to meet customers’ needs and to fund operations in a timely and cost effective manner.  The Company has adopted measures to ensure that the risk of loss due to inadequate liquidity remains at a low level.  In particular, the Company adheres to a liquidity contingency plan that requires management to take immediate action to improve liquidity if it appears liquidity targets identified in Company policy may not otherwise be fully achieved.

The Company’s sources of liquidity include short-term borrowing arrangements with FHLB and correspondent banks, available-for-sale securities, and amounts in the Federal funds sold and cash and due from banks accounts on the balance sheet.  Management constantly monitors its liquidity position in relation to anticipated loan funding needs, branch expansions and other asset acquisitions, deposit fluctuations, embedded options, off-balance sheet arrangements and other factors that are likely to have a material effect on the Company’s liquidity.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual Meeting of Shareholders was held on May 20, 2008.  At the 2008 annual meeting, the shareholders took the following actions:

1.
Elected Directors of the Company to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected and qualified. In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated March 31, 2008. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

	Votes Cast For Election	Withheld

David B. Day	1,786,913	43,436
Walter A. Dwelle	1,786,913	43,436
Thomas A. Gaebe	1,786,866	43,483
Donald A. Gilles	1,662,947	167,402
Philip R. Hammond, Jr.	1,786,913	43,436
Russell F. Hurley	1,786,913	43,436
Fred P. LoBue, Jr.	1,784,708	45,641
Kenneth H. Macklin	1,786,913	43,436
Barry R. Smith	1,786,913	43,436

2.
Ratified the appointment by the Board of Directors of Perry-Smith LLP, independent certified public accountants, to serve as the Company’s auditors for the fiscal year ending December 31, 2008. The votes tabulated were:

Votes For	Votes Against

1,776,448	26,440

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: August 12, 2008	By:	/s/ Donald A. Gilles

Donald A. Gilles

President and Chief Executive Officer

Date: August 12, 2008	By:	/s/Roy O. Estridge

Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications