Form 10-Q
period 2008-09-30
Valley Commerce Bancorp
filed 2008-11-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,475,441 as of November 12, 2008.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2008	December 31, 2007

Assets
Cash and due from banks	$8,123,564	$9,297,346
Federal funds sold	15,150,000	-
Total cash and cash equivalents	23,273,564	9,297,346
Available-for-sale investment securities, at fair value	41,960,000	56,615,000
Loans, less allowance for loan losses of $2,841,058 at September 30, 2008 and $1,757,591 at December 31, 2007 (Note 3)	224,946,922	199,514,271
Bank premises and equipment, net	4,075,339	3,037,063
Cash surrender value of bank-owned life insurance	6,374,564	6,184,531
Accrued interest receivable and other assets	5,395,655	4,432,665
Total assets	$306,026,044	$279,080,876

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$65,897,907	$66,992,568
Interest-bearing	192,594,697	148,393,500
Total deposits	258,492,604	215,386,068

Accrued interest payable and other liabilities	2,058,334	1,778,548
Short-term debt	8,000,000	21,804,000
Long-term debt	5,488,248	8,146,049
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	277,132,186	250,207,665

Commitments and contingencies (Note 4)

Shareholders’ equity (Note 5 and 9):
Serial preferred stock - no par value; 10,000,000 shares authorized, none issued
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding 2,460,667 shares at September 30, 2008 and 2,516,257 shares at December 31, 2007	24,434,218	23,511,066
Retained earnings	5,077,137	5,423,324
Accumulated other comprehensive loss, net of taxes (Note 7)	(617,497)	(61,179)
Total shareholders’ equity	28,893,858	28,873,211
Total liabilities and shareholders’ equity	$306,026,044	$279,080,876

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$3,906,358	$4,164,148	$11,650,825	$12,071,084
Interest on investment securities:
Taxable	295,626	358,814	1,012,564	1,141,512
Exempt from Federal income taxes	202,673	192,494	596,206	573,734
Interest on Federal funds sold	98,944	834	147,044	2,835
Total interest income	4,503,601	4,716,290	13,406,639	13,789,165

Interest Expense:
Interest on deposits	1,318,806	1,534,709	3,701,771	4,484,395
Interest on short-term debt	51,958	131,308	245,684	484,758
Interest on long-term debt	70,506	90,652	234,393	272,432
Interest on junior subordinated deferrable interest debentures	48,096	68,450	155,718	203,097
Total interest expense	1,489,366	1,825,119	4,337,566	5,444,682

Net interest income before provision for loan losses	3,014,235	2,891,171	9,069,073	8,344,483

Provision for loan losses	400,000	-	1,200,000	-
Net interest income after provision for loan losses	2,614,235	2,891,171	7,869,073	8,344,483

Non-Interest Income:
Service charges	192,352	156,207	528,046	431,773
Gain (loss) on sale of available-for-sale investment securities, net	-	-	46,412	(1,145)
Mortgage loan brokerage fees	8,674	19,213	42,475	66,543
Earnings on cash surrender value of life insurance policies	68,408	66,564	201,027	194,691
Other	42,255	57,862	174,442	181,154
Total non-interest income	311,689	299,846	992,402	873,016

Non-Interest Expense:
Salaries and employee benefits	1,265,201	1,147,489	3,821,499	3,563,025
Occupancy and equipment	334,931	260,942	934,215	756,218
Other	645,578	740,994	2,080,154	2,055,402
Total non-interest expense	2,245,710	2,149,425	6,835,868	6,374,645

Income before provision for income taxes	680,214	1,041,592	2,025,607	2,842,854

Provision for income taxes	202,000	320,000	594,000	857,000

Net income	$478,214	$721,592	$1,431,607	$1,985,854

Basic earnings per share (Notes 2 and 6)	$0.19	$0.29	$0.58	$0.81

Diluted earnings per share (Notes 2 and 6)	$0.19	$0.28	$0.57	$0.77

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$1,431,607	$1,985,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200,000	-
Increase (decrease) in deferred loan origination fees, net	69,943	(43,423)
Depreciation	339,685	220,049
Amortization of intangibles	7,718	46,903
(Gain) loss on sale of available-for-sale investment securities, net	(46,412)	1,145
Dividends on Federal Home Loan Bank stock	(69,100)	(62,500)
(Accretion of discounts) amortization of premiums on investment securities, net	(19,501)	102,629
Increase in cash surrender value of bank-owned life insurance	(190,033)	(189,911)
Stock-based compensation expense	45,836	23,013
Deferred tax benefit from exercise of stock options	-	335,894
Loss on disposition of premises and equipment	685	1,255
Deferred tax benefit	-	30,541
Decrease in accrued interest receivable and other assets	(919,419)	(239,125)
Increase in accrued interest payable and other liabilities	177,670	207,764
Net cash provided by operating activities	2,028,679	2,420,088

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	9,500,000	5,115,000
Proceeds from sales of available-for-sale investment securities	4,546,412	1,510,000
Purchases of available-for-sale investment securities	(2,958,048)	(8,152,270)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	2,673,412	1,730,897
Redemption of Federal Home Loan Bank Stock, net	425,900	335,600
Net increase in loans	(26,702,594)	(15,747,241)
Purchase of premises and equipment	(1,380,896)	(994,886)
Proceeds from sale of equipment	2,250	9,313
Net cash used in investing activities	(13,893,564)	(16,193,587)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Nine Months
	Ended September 30,
	2008	2007

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$2,835,440	$6,427,150
Net increase (decrease) in time deposits	40,271,096	(3,598,582)
Proceeds from exercised stock options	3,975	556,336
Cash paid to repurchase common stock	(804,118)	-
(Payments on) proceeds from short-term borrowings, net	(13,804,000)	7,240,300
Payments on long-term debt	(2,657,801)	(350,264)
Cash paid to repurchase fractional shares	(3,489)	(5,392)
Net cash provided by financing activities	25,841,103	10,269,548

Increase (decrease) in cash and cash equivalents	13,976,218	(3,503,951)
Cash and Cash Equivalents at Beginning of Year	9,297,346	13,265,547
Cash and Cash Equivalents at End of Period	$23,273,564	$9,761,596

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$4,333,367	$5,324,309
Income taxes	$1,435,000	$740,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$(958,137)	$(9,705)
Non-cash Financing Activities:
Cumulative effect of adopting EITF 06-04	$102,115

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            GENERAL

On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank") in a bank holding company reorganization.  The new corporate structure provided the Company and the Bank greater flexibility to expand and diversify.  The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

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

2.            BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at September 30, 2008 and December 31, 2007, the results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007, and its cash flows for the nine-month periods ended September 30, 2008 and 2007 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

Index

3.           LOANS

Outstanding loans are summarized below, in thousands:
	September 30, 2008	December 31, 2007
Commercial	$58,260,762	$41,823,876
Real estate – mortgage	126,124,251	106,872,707
Real estate – construction	37,444,465	44,896,223
Agricultural	4,330,981	4,987,839
Consumer	2,001,244	2,994,997
	228,161,703	201,575,642

Deferred loan fees, net	(373,723)	(303,780)
Allowance for loan losses	(2,841,058)	(1,757,591)
	$224,946,922	$199,514,271

4.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $48.1 million and $53.5 million and letters of credit of $0.3 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, consumer loan commitments, which are generally unsecured, represent approximately 5% of total commitments.  Agricultural loan commitments represent approximately 4% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 67% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 24% of total commitments.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2008 or December 31, 2007.

5.           STOCK BASED COMPENSATION

On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants.  Under the plan, 91,461 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.  Additional information on the Incentive Plan may be obtained from the Company’s 2008 Annual Proxy Statement.

Index

The prior plan, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan ("Prior Plan") was established in 1997 and expired on February 17, 2007.  There were 36,750 options outstanding at September 30, 2008 granted under the Incentive Plan.

During the nine-month periods ended September 30, 2008 and 2007, no options were granted by the Company to its officers or directors.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $14,678 and $7,671 in the three month periods ended September 30, 2008 and 2007, respectively.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $45,836 and $23,013 in the nine-month periods ended September 30, 2008 and 2007, respectively.  Compensation expense is recognized over the vesting period on a straight line accounting basis.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.   The excess tax benefits for the three months ended September 30, 2008 and 2007 were $1,579 and $2,153, respectively.  The excess tax benefits for the nine months ended September 30, 2008 and 2007 were $5,270 and $6,459, respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2008:

	For the Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Incentive:
Options outstanding at January 1, 2008	75,455	$8.20
Options granted	-	-
Options exercised	(362)	10.97
Options cancelled	(3,768)	13.71
Options outstanding, September 30, 2008	71,326	10.88	6.70 years	$163,626	(1)
Options exercisable, September 30, 2008	32,721	7.59	4.54 years	196,427	(1)
Options vested or expected to vest after September 30, 2008	60,689	10.88	6.70 years	155,877	(1)

Nonstatutory:
Options outstanding at January 1, 2008	109,181	$8.67
Options granted	-
Options exercised	-
Options cancelled	-
Options outstanding, September 30, 2008	109,181	8.67	4.63 years	$568,516	(1)
Options exercisable, September 30, 2008	104,771	8.29	4.63 years	568,516	(1)
Options vested or expected to vest after September 30, 2008	102,575	8.67	4.78 years	490,284	(1)

(1) Excluded from the aggregate intrinsic values in the table above are 36,750 incentive options with a weighted average price of $13.81 and 11,025 non-statutory options with a weighted average price of $17.69 because the option exercise price was greater than quoted price of the Company’s common stock at September 30, 2008.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2008.  There were 362 and 102,478 options exercised during the nine months ended September 30, 2008 and 2007, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the nine months ended September 30, 2008 and 2007 was $1,100 and $864,016,

Index

respectively.  During the nine months ended September 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $3,975 and $556,336, respectively.  There were no options that vested during the three months ended September 30, 2008 and 2007.  The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $124,251 and $163,117, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of September 30, 2008, there was $209,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.93 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Earnings Per Share:
Basic earnings per share	$0.19	$0.29	$0.58	$0.81
Diluted earnings per share	$0.19	$0.28	$0.57	$0.77
Weighted Average Number of Shares Outstanding:
Basic shares	2,460,667	2,482,278	2,470,959	2,456,711
Diluted shares	2,501,471	2,561,270	2,521,742	2,590,110

There were 47,775 and 47,633 options excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively as they were identified as anti-dilutive.  There were no options excluded for the 2007 period.

7.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale. The Company's comprehensive income was as follows:

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands)	2008	2007	2008	2007

Net income	$478	$722	$1,432	$1,986
Other comprehensive income (loss):
Unrealized holding loss on available-for-sale
investment securities, net of tax	(364)	384	(557)	(20)
Total other comprehensive income	$114	$1,106	$875	$1,966

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2008.

9.            STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and was extended by the Board of Directors in November 2008, to continue for an additional period of twelve months, subject to earlier termination at the Company’s discretion.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  During the nine months ended September 30, 2008, the Company repurchased 53,032 shares for a total cost of $804,118 or an average price of $15.16 per share.  Since the plan adoption the Company has repurchased 80,472 shares for a total cost of $1,185,927 at an average price of $14.74 per share.

10.            FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Index

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at September 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
(in thousands)	Fair Value	Identical Assets	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:

Available-for-sale investment securities	$41,960	—	$41,960	—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income.

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:
Fair Value Measurements
at September 30, 2008, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
(in thousands)	Fair Value	Identical Assets	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:

Impaired loans	$2,953,000	$—	$2,953,000	$—

Impaired loans are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had outstanding principal balances of $2,953,000 at September 30, 2008, with a valuation allowance of $506,000 at September 30, 2008.  Declines in the fair value of collateral on impaired loans and therefore the increase in specific allocations of the allowance for loan losses, were $506,000 during the nine months ended September 30, 2008.

11.            NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles"(SFAS No. 162).  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the

Index

provision of the FSP effective September 30, 2008.  The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

12.            SUBSEQUENT EVENTS

On October 21, 2008, the Company extended in Stock Repurchase Plan for an additional period of twelve months, subject to earlier termination at the Company’s discretion.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.

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

The Company earned net income of $478,000, or $0.19 per diluted share for the three months ended September 30, 2008, compared to $722,000 or $0.28 per diluted share for the three months ended September 30, 2007.  The Company earned net income of $1.4 million or $0.57 per diluted share, for the nine-month period ended September 30, 2008, compared to $2.0 million, or $0.77 per diluted share, for the nine-month period ended September 30, 2007.  The annualized return on average assets was 0.65% for the nine months ended September 30, 2008 and 1.00% for the same 2007 period.  The annualized return on average shareholders’ equity for the nine months ended September 30, 2008 and 2007 was 6.55% and 10.03%, respectively.  While increased net interest income contributed to a $725,000 increase in earnings, the overall decrease in earnings was primarily due to the $1.2 million provision for loan losses made during the nine-month period ended September 30, 2008 compared to no provision being made during the same period in 2007.

At September 30, 2008, the Company’s total assets were $306 million, representing an increase of $27 million or 10% compared to December 31, 2007, and an increase of $25 million or 9% compared to September 30, 2007.  Federal funds sold totaled $15 million at September 30, 2008 compared to no balance at either December 31, 2007 or September 30, 2007.  The balance of Federal funds at September 30, 2008 resulted from management’s decision to retain a significant level of liquidity on the balance sheet due to a high level of uncertainty in the financial markets.  The remaining increase in total assets resulted primarily from loan growth.  The underlying funding for asset growth during the nine months of 2008 was provided through the maturity and sale of available-for-sale investment securities and increases in time deposits.

Total loans, net of the allowance for loan losses, were $225 million at September 30, 2008, representing an increase of $25 million or 13% compared to December 31, 2007, and an increase of $27 million or 14% compared to September 30, 2007.  Loan volume growth in the 2008 period centered in new commercial real estate loans and draws made on existing commercial lines of credit.  The Bank’s real estate construction lending, a significant source of loan growth in prior periods, declined due to implementation of more conservative underwriting standards and less favorable market conditions.

Total deposits were $258 million at September 30, 2008, representing an increase of $43 million or 20% compared to December 31, 2007, and an increase of $48 million or 23% compared to September 30, 2007.  In the nine months of 2008, time deposits, including brokered time deposits, increased by $37 million or 56%.  The amount of brokered time deposits at September 30, 2008, December 31, 2007, and September 30, 2007 were $19 million, $3 million, and $6 million, respectively.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.

At September 30, 2008, the Company’s leverage ratio was 10.6% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 12.6% and 13.7%, respectively.  At December 31, 2007, the Company’s leverage ratio was 11.5%

Index

while its tier 1 risk-based capital ratio and total risk-based capital ratio were 13.8% and 14.6%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at September 30, 2007 were 11.7%, 13.7% and 14.5%, respectively.  The Company’s capital ratios declined between September 30, 2008 and September 30, 2007 as a result of stock repurchases made under a stock repurchase plan implemented in November 2007 and asset growth during that period.  These factors were offset by capital additions from earnings and the exercise of stock options.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

Average balances and weighted average yields and costs
	Nine Months ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$9,988	$147	1.97%	$73	$3	5.13%
Available-for-sale investment securities:
Taxable	27,452	1,013	4.93%	34,416	1,141	4.43%
Exempt from Federal income taxes (1)	19,560	596	6.17%	18,915	574	6.15%
Total securities (1)	47,012	1,609	5.45%	53,331	1,715	5.04%
Loans (2) (3)	216,323	11,651	7.20%	192,546	12,071	8.38%
Total interest-earning assets (1)	273,323	13,407	6.70%	245,950	13,789	7.66%

Noninterest-earning assets, net of allowance for loan losses	20,215			18,337
Total assets	$293,538			$264,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$91,492	$1,300	1.90%	$80,735	$1,821	3.02%
Time deposits less than $100,000	22,551	209	3.61%	21,303	762	4.78%
Time deposits $100,000 or more	60,838	1,793	3.94%	50,471	1,901	5.04%
Total interest-bearing deposits	174,881	3,702	2.83%	152,509	4,484	3.93%
Short-term debt	11,889	246	2.77%	12,241	485	5.30%
Long-term debt	6,635	234	4.72%	8,330	273	4.38%
Junior subordinated deferrable interest debentures	3,093	156	6.74%	3,093	203	8.77%
Total interest-bearing liabilities	196,498	4,338	2.95%	176,173	5,445	4.13%

Noninterest-bearing deposits	65,856			59,708
Other liabilities	1,975			1,930
Total liabilities	264,329			237,811
Shareholders’ equity	29,209			26,476
Total liabilities and shareholders’ equity	$293,538			$264,287

Net interest income and margin (1)		$9,069	$4.59%		$8,344	$4.70%

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)   Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. Interest income of $8 was received on nonaccrual loans for the 2008 period compared to none received in the 2007 period.

(3) Interest income on loans includes amortized loan fees, net of costs, of $454 and $269 for 2008 and 2007, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2008 and 2007.

Changes in net interest income due to changes in volumes and rates

	2008 period vs 2007 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$381	$(237)	$144
Investment securities
Taxable	(231)	103	(128)
Exempt from Federal income taxes	30	(8)	22
Total securities	(201)	95	(106)
Loans	1,492	(1,912)	(420)
Total interest income	1,672	(2,054)	(382)

(Decrease) increase in interest expense:
Other interest bearing deposits	243	(764)	(521)
Time deposits less than $100,000	45	(198)	(153)
Time deposits $100,000 or more	391	(499)	(108)
Total interest-bearing deposits	679	(1,461)	(782)
Short-term debt	(14)	(225)	(239)
Long-term debt	(56)	17	(39)
Junior subordinated deferrable interest debentures	-	(47)	(47)
Total interest expense	609	(1,716)	(1,107)
(Increase) decrease in net interest income	$1,063	$(338)	$725

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income was $9.1 million for the nine-month period ended September 30, 2008 compared to $8.3 million for the same period of 2007, an increase of $725,000 or 9%.  Growth in average interest-earning assets and interest-bearing liabilities caused a net increase in the Company’s net interest income of $1.1 million, while decreases in interest rates on these same accounts caused a net decrease in interest income of $338,000.

Comparing the nine-month periods ended September 30, 2008 and 2007, the Company’s net interest margin on a taxable equivalent basis decreased 11 bps, from 4.70% in the 2007 period to 4.59% in the 2008 period.  The Company’s net interest margin remained relatively stable despite the Fed funds rate decreases totaling 325 basis points during the period September 2007 to September 2008.  The net interest margin stability was attributable to both loan growth and management’s efforts to mitigate the impact of falling interest rates.  These efforts included adding assets earning fixed interest rates to the balance sheet, requiring interest rate floors on variable priced loans, utilizing variable priced funding, and aggressively lowering deposit rates.

Total interest income decreased by $382,000 or 3% when comparing the nine-month periods ended September 30, 2008 and 2007 to $13.4 million from $13.8 million, respectively.  The weighted average tax-equivalent yield on total interest-earning assets was 6.70% in the 2008 period compared to 7.66% in the 2007 period, a reduction of 96 basis points.  Offsetting the impact of declining interest rates was a $27.4 million, or 11%, increase in average earning assets.

Despite a $23.8 million or 12% increase in average loans, the Company’s interest income from loans decreased by $420,000 in the 2008 period due to the average yield on loans decreasing by 118 basis points as a result of falling interest rates impacting the variable priced portion of the Company’s loan portfolio.  In addition, there was a $106,000 decrease in interest income on available-for-sale investment securities in the 2008 period due to a $6.3 million decrease in average

Index

balance due to called, sold, and matured securities.  Interest income on Federal funds sold increased by $144,000 in the 2008 period as the average balance increased to $10.0 million compared to just $73,000 in the 2007 period.

Foregone interest on nonaccrual loans totaled $50,000 for the nine-month period ended September 30, 2008.  Interest income recognized on nonaccrual loans due to the receipt of cash payments totaled $8,000 during this period.  There was no interest foregone during the nine month period ended September 30, 2007.

Total interest expense for the nine-month periods ended September 30, 2008 and 2007 was $4.3 million and $5.4 million, respectively, a decrease of $1.1 million or 20%, which resulted from falling interest rates.  The average rate paid on interest-bearing liabilities was 2.95% in the 2008 period compared to 4.13% in the 2007 period, a reduction of 118 basis points.  Average total interest-bearing liabilities in the 2008 period increased by $20.3 million or 12% compared to the 2007 period.  This included an increase in average other interest-bearing deposits of $10.8 million or 13% and an increase in average time deposits of $11.6 million or 16%, that were offset by a decrease in averaged borrowed funds of $2.1 million or 9%.

Further enhancing the Company’s cost of funds was an increase of $6.1 million or 10% in average non-interest bearing deposits in the 2008 period compared to the same period in 2007.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on the Company’s actual loss experience and management’s evaluation of loan portfolio risk under current economic conditions.  A $1.2 million loan loss provision was recorded during the nine months ended September 30, 2008 compared to no provision for loan losses for the nine-month period ended September 30, 2007.  Key factors in management’s determination of the provision for loan losses included a significant decline in real estate values in the Bank’s primary markets and a slowing economy.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2008 and 2007 totaled $992,000 and $873,000, respectively, an increase of $119,000 or 14%.  The components of non-interest income during each period were as follows:

Non-interest income
	Nine Months ended September 30,
(in thousands)	2008	2007	Increase (Decrease)
Service charges	$528	$432	$96
Gain (loss) on sale of AFS investment securities	46	(1)	47
Mortgage loan brokerage fees	42	66	(24)
Earnings on cash surrender value of life insurance policies	201	195	6
Other	175	181	(6)
Total non-interest income	$992	$873	$119

Service charges increased by $96,000 due to increased deposits and a higher fee structure; within this category, account analysis charges increased by $38,000 and non-sufficient funds and overdraft charges increased by $53,000.  In addition, the Company recorded a $46,000 gain on sale of investment securities in the 2008 period compared to a slight loss in the prior year.  These favorable variances were offset by a $24,000 decrease in mortgage loan brokerage fees which was attributable to a slowing economy.

Index

Non-Interest Expense

Non-interest expense was $6.8 million for the nine-month period ended September 30, 2008 compared to $6.4 million for the nine-month period ended September 30, 2007, an increase of $461,000 or 7%.  The increase was due to employee costs associated with the Company’s growth initiatives, higher deposit insurance costs, and increased occupancy and equipment costs.  Salaries and benefits increased by $258,000 or 10% due to normal salary adjustments and new employees hired to staff the Company’s new branch office in Tulare.  Occupancy and equipment expense increased by $178,000 primarily due to the relocation of the Fresno branch to a larger leased facility in the latter part of 2007 and the opening of a full service branch in the City of Tulare during May 2008.

Assessment and insurance increased by $56,000 due to higher Federal Deposit Insurance Corporation assessments rates imposed in mid-2007.  Data processing costs increased by $45,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.  Other expenses increased by $12,000 primarily as a result of fees paid to fill vacant officer positions.  Professional and legal costs decreased by $113,000 in the 2008 period due to reduced use of outside legal counsel on various corporate matters and reduced consultant costs related to the implementation of Sarbanes-Oxley legislative requirements.  Amortization expense decreased by $39,000 due to deposit acquisition premiums reaching full amortization in the first quarter of 2008.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2008 and 2007:

Non-interest expense
	Nine Months ended September 30,
(in thousands)	2008	2007	Increase (Decrease)
Salaries and employee benefits	$3,821	$3,563	$258
Occupancy and equipment	934	756	178
Data processing	390	345	45
Operations	389	346	43
Professional and legal	277	390	(113)
Advertising and business development	209	201	8
Telephone and postal	163	160	3
Supplies	142	132	10
Assessment and insurance	188	132	56
Amortization expense	8	47	(39)
Other expenses	315	303	12
Total non-interest expense	$6,836	$6,375	$461

Provision for Income Taxes
The provision for income taxes for the nine-month periods ended September 30, 2008 and 2007 was $594,000 and $857,000, respectively.  The effective tax rates for these periods were 29.32%, and 30.15%, respectively.  The decrease in the effective tax rate was primarily due to lower pretax income in the 2008 period which magnified the impact of permanent tax differences in the computation of the effective tax rate.

Index

Results of Operations for the Three Months Ended September 30, 2008

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs

	Three Months ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$20,291	$99	1.94%	$65	$1	5.09%
Available-for-sale investment securities:
Taxable	23,340	295	5.01%	33,293	359	4.28%
Exempt from Federal income taxes (1)	19,742	203	6.18%	19,038	192	6.06%
Total securities (1)	43,082	498	5.55%	52,331	551	4.93%
Loans (2) (3)	224,164	3,907	6.91%	199,047	4,164	8.30%
Total interest-earning assets (1)	287,537	4,504	6.38%	251,443	4,716	7.60%

Noninterest-earning assets, net of allowance for loan losses	19,872			18,957
Total assets	$307,409			$270,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$91,362	$409	1.78%	$88,306	$661	2.97%
Time deposits less than $100,000	28,759	245	3.38%	20,490	244	4.72%
Time deposits $100,000 or more	74,167	665	3.56%	49,901	630	5.01%
Total interest-bearing deposits	194,288	1,319	2.69%	158,697	1,535	3.84%
Short-term debt	8,000	52	2.58%	10,149	131	5.12%
Long-term debt	5,511	70	5.04%	8,218	91	4.39%
Junior subordinated deferrable interest debentures	3,093	48	6.16%	3,093	68	8.77%
Total interest-bearing liabilities	210,892	1,489	2.80%	180,157	1,825	4.02%

Noninterest bearing deposits	65,754			60,412
Other liabilities	1,603			2,587
Total liabilities	278,249			243,156
Shareholders’ equity	29,160			27,244
Total liabilities and shareholders’ equity	$307,409			$270,400

Net interest income and margin (1)		$3,015	4.30%		$2,891	4.72%

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)   Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received.  Interest income of $8 was received on nonaccrual loans for the 2008 period compared to none received in the 2007 period.

(3) Interest income on loans includes amortized loan fees, net of costs, of $150 and $76 for 2008 and 2007, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2008 and 2007.

Changes in net interest income due to changes in volumes and rates

	2008 period vs. 2007 period
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$259	$(161)	$98
Investment securities
Taxable	(107)	43	(64)
Exempt from Federal income taxes	11	-	11
Total securities	(96)	43	(53)
Loans	524	(781)	(257)
Total interest income	687	(899)	(212)

(Decrease) increase in interest expense:
Other interest-bearing deposits	23	(275)	(252)
Time deposits less than $100,000	98	(97)	1
Time deposits $100,000 or more	306	(271)	35
Total interest-bearing deposits	427	(643)	(216)
Short-term debt	(28)	(51)	(79)
Long-term debt	(30)	9	(21)
Junior subordinated deferrable interest debentures	-	(20)	(20)
Total interest expense	369	(705)	(336)
Decrease in net interest income	$318	$(194)	$124

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income was $3.0 million for the three-month period ended September 30, 2008 compared to $2.9 million for the same period of 2007, an increase of $124,000 or 4%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $318,000, while changes in interest rates on these same accounts caused interest income to decrease by $194,000.

Comparing the three-month periods ended September 30, 2008 and 2007, the Company’s net interest margin on a taxable equivalent basis decreased 42 bps, from 4.72% in the 2007 period to 4.30% in the 2008 period.  The decrease in the Company’s net interest margin was due to the Fed funds rate decreases totaling 325 basis points during the period September 2007 to September 2008.  The net interest margin remained fairly stable due to both loan growth and management’s efforts to mitigate the impact of falling interest rates.  These efforts included adding assets earning fixed interest rates to the balance sheet, requiring interest rate floors on variable priced loans, utilizing variable priced funding, and aggressively lowering deposit rates.

Total interest income for the three-month periods ended September 30, 2008 and 2007 was $4.5 million and $4.7 million, respectively, a decrease of $213,000 or 5%.  The decrease resulted primarily from falling interest rates and was offset by growth in average interest-earning assets which increased by $36.1 million or 14%, including growth in average loans of $25.1 million or 13%.  Another offset was from interest income on Federal funds sold which increased by $98,000 in the 2008 period as the average balance increased to $20.3 million from just $65,000 in the 2007 period.

The weighted average tax-equivalent yield on average earning assets decreased from 7.60% in the 2007 period to 6.38% in the 2008 period, a reduction of 122 basis points, which primarily reflected the weighted average yield on loans decreasing from 8.30% in the 2007 period to 6.91% in the 2008 period, a reduction of 139 basis points.  In addition, there

Index

was a $53,000 decrease in interest income on available-for-sale investment securities in the 2008 period due to a $9.2 million or 18% decrease in average balance due to called and matured securities.

Total interest expense for the three-month periods ended September 30, 2008 and 2007 was $1.5 million and $1.8 million, respectively, a decrease of $336,000 or 18%, which resulted from falling interest rates.  The average rate paid on interest-bearing liabilities was 2.80% in the 2008 period compared to 4.02% in the 2007 period, a reduction of 122 basis points.
Average total interest-bearing liabilities in the 2008 period increased by $30.7 million or 17% compared to the 2007 period.  This included an increase in average other interest-bearing deposits of $3.1 million or 3%, an increase in average time deposits of $32.5 million or 46%, and a decrease in averaged borrowed funds of $4.9 million or 23%.  The increase in average time deposits reflects the results of a successful deposit promotion and the acquisition of additional brokered time deposits.

Further enhancing the Company’s cost of funds was an increase of $5.3 million or 9% in average non-interest bearing deposits in the 2008 period compared to the same period in 2007.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on the Company’s actual loss experience and management’s evaluation of loan portfolio risk under current economic conditions.  A $400,000 loan loss provision was recorded during the three months ended September 30, 2008 compared to no provision for loan losses for the three-month period ended September 30, 2007.  Key factors in management’s determination of the provision for loan losses included a significant decline in real estate values in the Bank’s primary markets and a slowing economy.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2008 and 2007 totaled $312,000 and $300,000, respectively, an increase of $12,000 or 4%.  The components of non-interest income during each period were as follows:

Non-interest income
	Three Months ended September 30,
(in thousands)	2008	2007	Increase (Decrease)
Service charges	$192	$156	$36
Mortgage loan brokerage fees	8	19	(11)
Earnings on cash surrender value of life insurance policies	68	67	1
Other	44	58	(14)
Total non-interest income	$312	$300	$12

Service charges increased by $36,000 due to increased deposits and a higher fee structure.  Within this category, account analysis charges increased by $19,000 and non-sufficient funds and overdraft charges increased by $17,000.  These favorable variances were offset by an $11,000 decrease in mortgage loan brokerage fees which was attributable to a slowing economy.

Non-Interest Expense

Non-interest expense was $2.3 million for the three-month period ended September 30, 2008 compared to $2.2 million for the three-month period ended September 30, 2007, an increase of $96,000 or 4%.  The increase was due to employee costs associated with the Company’s growth initiatives, higher deposit insurance costs, and increased occupancy and equipment costs.  Salaries and benefits increased by $118,000 or 10% due to normal salary adjustments and new employees hired to staff the Company’s new branch office in Tulare.  Occupancy and equipment expense increased by $74,000 primarily due to the relocation of the Fresno branch to a larger leased facility in the latter part of 2007 and the opening of a full service branch in the City of Tulare during May 2008.

Index

Other expenses decreased by $27,000 primarily as a result of a recovery of a sundry loss.  Professional and legal costs decreased by $79,000 in the 2008 period due to reduced use of outside legal counsel on various corporate matters and reduced consultant costs related to implementation of Sarbanes-Oxley legislative requirements.  Amortization expense decreased by $16,000 due to deposit acquisition premiums reaching full amortization in the first quarter of 2008.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2008 and 2007:

Non-interest expense
	Three Months ended September 30,
(in thousands)	2008	2007	Increase (Decrease)
Salaries and employee benefits	$1,265	$1,147	$118
Occupancy and equipment	335	261	74
Data processing	130	124	6
Operations	134	122	12
Professional and legal	83	162	(79)
Advertising and business development	71	58	13
Telephone and postal	54	60	(6)
Supplies	49	50	(1)
Assessment and insurance	66	64	2
Amortization expense	-	16	(16)
Other expenses	59	86	(27)
Total non-interest expense	$2,246	$2,150	$96

Provision for Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2008 and 2007 was $202,000 and $320,000, respectively.  The effective tax rates for these periods were 29.70%, and 30.9%, respectively. The increase in effective tax rate was primarily due to lower pretax income in the 2008 period which magnified the impact of permanent tax differences in the computation of the effective tax rate.

Financial Condition

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which requires enhanced disclosures about financial instruments carried at fair value.  SFAS No. 157 established a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instruments, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Index

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale
	September 30, 2008
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$7,032	$85	$(9)	$7,108
Mortgage-backed securities	15,731	224	(50)	15,905
Municipal securities	19,746	21	(1,315)	18,452
Corporate debt securities	500	-	(5)	495
Total	$43,009	$330	$(1,379)	$41,960

	December 31, 2007
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$17,544	$80	$(70)	$17,554
Mortgage-backed securities	16,853	192	(85)	16,960
Municipal securities	19,304	42	(227)	19,119
Corporate debt securities	3,005	1	(24)	2,982
Total	$56,706	$315	$(406)	$56,615

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
The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	September 30, 2008		December 31, 2007
Commercial	$58,261	26%	$41,824	21%
Real estate – mortgage (1)	126,124	55	106,873	53
Real estate – construction	37,445	16	44,896	22
Agricultural	4,331	2	4,988	3
Consumer and other	2,001	1	2,995	1
Subtotal	228,162	100%	201,576	100%
Deferred loan fees, net	(374)		(304)
Allowance for loan losses	(2,841)		(1,758)
Total loans, net	$224,947		$199,514

(1) Consists primarily of commercial mortgage loans.

Index

During the nine months ended September 30, 2008, loan growth occurred primarily in the category of real estate – mortgage and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.  The Bank’s real estate construction lending, a significant source of loan growth in prior periods, declined due to implementation of more conservative underwriting standards and less favorable market conditions.

Nonperforming Assets

There was $3.0 million in nonperforming assets at September 30, 2008 which was comprised of five nonaccrual loans for which management has established a specific loss reserve of $506,000.  One of the nonaccrual loans at September 30 2008 was the residential property loan discussed below in “Allowance for Loan Losses” which had a book balance of $284,000 following the stated $124,000 charge-off.  Proceeds from the sale of the loan’s collateral were used to repay this balance in early October.  There were no nonperforming assets as of December 31, 2007.

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

The allowance for loan losses totaled $2.84 million or 1.25% of total loans at September 30, 2008.  This compared to $1.76 million or 0.87% of total loans at December 31, 2007 and $1.75 million or 0.87% of total loans at September 30, 2007.  Comparing the September 30, 2008 balance to prior periods, management increased the allowance for loan losses in both amount and percentage based on its determination that the amount of probable loan losses in the loan portfolio had increased due to declining real estate values supporting collateral for loans and deteriorating economic conditions in the Central Valley of California.  However, no prediction of the ultimate level of loans charged off in the future years can be made with any certainty.

The Company recorded recoveries of $20,000 and charge-offs of $137,000 during the nine months ended September 30, 2008.  This compared to recoveries of $6,000 during the same period of 2007.  There were no charge-offs during the 2007 period.  Approximately $124,000 of the gross charge-offs in 2008 relates to one loan previously identified by management as being impaired for which a specific reserve had been established.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Nine Months ended	Nine Months ended	Year ended
	September 30, 2008	September 30, 2007	December 31, 2007
(dollars in thousands)

Balance, beginning	$1,758	$1,746	$1,746
Provision for loan losses	1,200	-	-
Charge-offs	(137)	-	-
Recoveries	20	6	12
Balance, ending	$2,841	$1,752	$1,758

Annualized net charge-offs to average loans outstanding	(.06)%	.00%	.00%
Average loans outstanding	$216,323	$192,546	$194,734
Ending allowance to total loans outstanding	1.25%	0.87%	0.87%

Index

Deposits

Total deposits were $258 million at September 30, 2008, a $43 million or 20% increase from the December 31, 2007 total of $215 million.  The increase in deposits was mostly due to the acquisition of additional brokered deposits and time deposit promotions during the six month period ended September 30, 2008.  The Company utilized brokered time deposits in addition to local deposit growth to fund asset growth and maintain targeted liquidity levels.  The amount of brokered time deposits at September 30, 2008 and December 31, 2007 were $19 million and $3 million, respectively.  All other deposits were acquired locally.

Total deposits at September 30, 2008 and December 31, 2007 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	September 30, 2008		December 31, 2007
Non-interest bearing	$65,898	25%	$66,993	31%
Interest bearing	90,207	35	86,277	40
Time deposits	102,388	40	62,116	29
Total deposits	$258,493	100%	$215,386	100%

Federal Home Loan Bank Borrowings

The Company has utilized short-term borrowings from the Federal Home Loan Bank (FHLB) of San Francisco to fund asset growth during periods when market conditions for growing the deposit base were unfavorable. At September 30, 2008, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $13.5 million.  This debt was comprised of $8.0 million of short-term fixed rate debt, and $5.5 million of long-term fixed rate debt that is scheduled to mature through January 2012.  At December 31, 2007, the Company had $21.8 million in short-term adjustable rate debt and long-term fixed rate debt totaling $8.1 million.  At September 30, 2008, the weighted average rate on long-term borrowings was 5.04% and the weighted average borrowing rate on short-term borrowings was 2.58%.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million balance of junior subordinated deferrable interest debentures at September 30, 2008 was unchanged from December 31, 2007.  The rate of interest paid on these debentures was 6.16% at September 30, 2008 compared to 8.79% at December 31, 2007.

Index

Capital Resources

The Company’s shareholders’ equity was $28.9 million at September 30, 2008 which remained relatively unchanged from $28.9 million at December 31, 2007.  The retention of earnings of $1.4 million for the nine-months ended September 30, 2008 was offset by the Company’s repurchase of its common stock totaling $804,000 and a $556,000 increase in accumulated other comprehensive loss on available-for-sale investment securities, a component of shareholders’ equity.

Management considers capital needs as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s risk-based capital ratios as of September 30, 2008 and December 31, 2007:

Capital and capital adequacy ratios

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$32,511	10.6%	$31,927	11.5%
Minimum regulatory requirement	$12,296	4.0%	$11,101	4.0%

Valley Business Bank	$32,218	10.5%	$31,538	11.4%
Minimum requirement for “Well- Capitalized” institution	$15,364	5.0%	$13,871	5.0%
Minimum regulatory requirement	$12,291	4.0%	$11,097	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$32,511	12.6%	$31,927	13.8%
Minimum regulatory requirement	$10,330	4.0%	$9,233	4.0%

Valley Business Bank	$32,218	12.5%	$31,538	13.7%
Minimum requirement for “Well- Capitalized” institution	$15,491	6.0%	$13,844	6.0%
Minimum regulatory requirement	$10,327	4.0%	$9,230	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$35,363	13.7%	$33,684	14.6%
Minimum regulatory requirement	$20,661	8.0%	$18,465	8.0%

Valley Business Bank	$33,277	12.9%	$33,296	14.4%
Minimum requirement for “Well- Capitalized” institution	$25,817	10.0%	$23,074	10.0%
Minimum regulatory requirement	$20,654	8.0%	$18,459	8.0%

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program (“TARP”) and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the United States Department of the Treasury (the “UST”) announced a Capital Purchase Program (“CPP”) to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock.  Bank

Index

holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:

•	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;
•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
•
The minimum amount of capital eligible for purchase by the UST under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
•
The preferred stock issued to the UST will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the UST will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the UST;
•	Dividends on the preferred stock are payable to the UST at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;
•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the UST is outstanding;
•	Any repurchase of QFI shares will require the consent of the UST, subject to certain exceptions;
•	The preferred shares are not subject to any contractual restrictions on transfer; and
•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

The Company and the Bank meet all of their capital requirements and the Bank is considered well capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times. While the Company has applied for participation in the CPP, management is continuing to evaluate its position in order to determine, if approved, whether or not the proceeds made available would be drawn.

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

VALLEY COMMERCE BANCORP

Date: November 12, 2008	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications