Form 10-K
period 2008-12-31
Valley Commerce Bancorp
filed 2009-03-31
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value; Preferred Stock Purchase Rights

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

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $28.9 million based on the average bid and asked price reported to the Registrant on that date of $11.75 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2009
Common Stock, no par value	2,473,739 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2009, (Proxy Statement)	Part III

PART I

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K including, but not limited to, those described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service areafailing to improve or continuing to deteriorate and resulting in, among other things, a deterioration in credit quality and increases in the provision for loan loss; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9) changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12)  changes in laws and regulations; (13)  recently issued accounting pronouncements; (14) government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management’s ability to manage these and other risks.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 – BUSINESS

General

The Company.  Valley Commerce Bancorp (the “Company”) was incorporated on February 2, 2002 as a California corporation, for the purpose of becoming the holding company for Valley Business Bank (the “Bank), a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”).

The BHC Act requires us to obtain the prior approval of the Board of Governors before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to the acquisition, we would own or control, directly or indirectly, more than 5% of the voting shares of that bank. Amendments to the BHC Act expand the circumstances under which a bank holding company may acquire control of all or substantially all of the assets of a bank located outside the State of California.

We may not engage in any business other than managing or controlling banks or furnishing services to our subsidiary, with the exception of certain activities which, in the opinion of the Board of Governors, are so closely related to banking or to managing or controlling banks as to be incidental to banking. In addition, we are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Board of Governors approves the acquisition.

We and our subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the bank may not condition an extension of credit on a customer obtaining other services provided by us, the bank or any other subsidiary of ours, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the bank and its affiliates. As affiliates, the bank and we are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by the bank to any affiliate.

At December 31, 2008, the Company had one banking subsidiary, the Bank.  The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders if and when declared by the Board of Directors, costs of repurchasing Company stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.  Other sources of cash include settlement of intercompany transactions and funds received from exercise of stock options.

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

At December 31, 2008, the Company’s assets totaled $306.1 million.  As of December 31, 2008, the Company had a total of 82 employees and 78 full time equivalent employees, including the employees of the Bank.

This Annual Report on Form 10-K and other reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (SEC) will be accessible on the Company’s website, www.valleybusinessbank.net, as soon as practicable after the Company files the document with the SEC.  These reports are also available through the SEC’s website at www.sec.gov.

The Bank. As a California state-chartered bank that is not a member of the Federal Reserve, Valley Business Bank is subject to primary supervision, examination and regulation by the FDIC, the California Department of Financial Institutions (the “DFI”) and is subject to applicable regulations of the FRB.  The Bank’s deposits are insured by the FDIC to applicable limits.  As a consequence of the extensive regulation of commercial banking activities in California and the

United States, banks are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank.  Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, branching, capital requirements and disclosure obligations to depositors and borrowers.  California law presently permits a bank to locate a branch office in any locality in the state.  Additionally, California law exempts banks from California usury laws.

The Bank was organized in 1995 and commenced business as a California state chartered bank in 1996.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.  The Bank is participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.  The Bank is not a member of the Federal Reserve System.

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

The Bank conducts its business through its branch offices located in Visalia, Fresno, Woodlake, Tipton and Tulare, all in California’s South San Joaquin Valley.  The Visalia office opened in 1996 and the Visalia/Tulare county area is the current principal market of the Bank.  The Woodlake and Tipton branch offices were acquired from Bank of America in 1998, primarily to obtain core deposits.  The Fresno Branch was acquired in 2003 to allow the Bank to commence commercial banking operations in the Fresno metropolitan area.  The full service Tulare branch office opened in May 2008.  The new branch office replaced the Tulare loan production office that had been operating in leased quarters since January 2005.

The Bank intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions.  New branches and loan production offices provide the Bank with greater opportunity to expand its core deposit base and increase its lending activities.  All future branches are subject to regulatory approval.

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans.  It also originates a small number of consumer and agricultural loans and brokers single-family residential loans to other mortgage lenders.  The Bank targets small businesses, professionals and commercial property owners in its market area for loans.  It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff.  The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate.  At December 31, 2008, Valley Business Bank’s prime rate was 1% higher than the prevailing national prime rate as published in the Wall Street Journal.  The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs.  For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank.  At December 31, 2008 approximately 75% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 25% of the loan portfolio was comprised of commercial loans.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California.  Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base.

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

During 2007, the Bank began offering Valley Express deposit, a remote deposit capture product, to its customers.  These services allow customers to scan deposit items and transmit the images to the Bank via the Internet.  Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position.  The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

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

Despite a very competitive banking environment, the Company has continued to grow over the last three years.  Total assets grew from $228 million at December 31, 2005, to $306 million at December 31, 2008, an increase of 34%.  Growth in the regional economy and the Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s growth over the last three years is detailed further in the following table:

	December 31,
(dollars in 000’s)	2005	2006	2007	2008
Total assets	$228,011	$263,800	$279,081	$306,099
Loans, net	149,991	184,077	199,514	226,697
Deposits	192,581	207,576	215,386	257,323
Shareholders’ equity	21,909	25,448	28,873	30,140

As of June 30, 2008 (date of latest available statistics from FDIC), there were 17 commercial banks and savings associations with a total of 69 offices in Tulare County.  On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 7% of the total $36 billion in deposits.  The Company believes that it can gain additional market share in its principal market of Tulare County while it works to expand its core customer base in the metropolitan Fresno area.

Regulation and Supervision.

Capital Standards.  The FRB and the FDIC have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.  The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets.  Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.  Since December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings.  For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, we are required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2008 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Valley Business Bank	Valley Commerce Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	10.8%	10.9%
Tier 1 risk-based capital ratio	4.0%	6.0%	12.6%	12.7%
Total risk-based capital ratio	8.0%	10.0%	13.9%	14.0%

Prompt Corrective Action.  Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios described above.  An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Premiums for Deposit Insurance.  The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor.  The FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities.  An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  Each insured depository institution is also to be assigned to one of three “supervisory subgroups”:  Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each  member institution an annual FDIC assessment rate on  insured deposits.

Effective January 1, 2009, banks pay from 12 basis points to 50 basis points on deposits annually for deposit insurance.  The FDIC has proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013.  Proposed changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue.  The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.  Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.  The FDIC has proposed special assessments on insured institutions to be collected during 2009 for the purpose of restoring the Deposit Insurance Fund which had been depleted due to bank failures.  One such proposed assessment was for 20 basis points of an insured institution’s total deposits.  Unless rescinded, it is expected that this special assessment would increase the Company’s 2009 FDIC expense by over $500,000.  The FDIC is also proposing that it be granted authority to impose additional special assessments of 10 basis points if necessary to maintain public confidence in federal deposit insurance.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the bank would have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

▪      a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
▪	an activity based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions.

At December 31, 2008 the Bank owned 11,042 shares of the FHLB-SF capital stock.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2008, we were in compliance with these requirements.

Impact of Monetary Policies.  The earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.  The earnings of the Company are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the FRB.  The FRB can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the FRB.  The actions of the FRB in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits.  The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable.

Extensions of Credit to Insiders and Transactions with Affiliates.  The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

▪
a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

▪	any company controlled by any such executive officer, director or shareholder, or
▪	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features.  In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus.  Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

Consumer Protection Laws and Regulations.  The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations.  The Company is subject to many federal and state consumer protection and privacy statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of August 2005, the Bank was rated “satisfactory.”

The Equal Credit Opportunity Act (the “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (the “FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.  A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the “HMDA”), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The Right to Financial Privacy Act (the “RFPA”) imposes a new requirement for financial institutions to provide new privacy protections to consumers.  Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.
Finally, the Real Estate Settlement Procedures Act (the “RESPA”) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements.  Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties.  Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local communities.

Recent Legislation and Other Changes.  Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time.  The following include some of the recent laws and regulations affecting banking.

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program.  EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 through December 31, 2009.  Some of the other provisions of EESA are as follows:

•	accelerated from 2011 to 2008 the date that the Federal Reserve Bank could pay interest on deposits of banks held with the Federal Reserve to meet reserve requirements;
•
to the extent that the U. S. Treasury purchases mortgage securities as part of TARP, the Treasury shall implement a plan to minimize foreclosures including using guarantees and credit enhancements to support reasonable loan modifications, and to the extent loans are owned by the government to consent to the reasonable modification of such loans;

•
limits executive compensation for executives for TARP participating financial institutions including a maximum corporate tax deduction limit of $500,000 for each of the top five highest paid executives of such institution, requiring clawbacks of incentive compensation that were paid based on inaccurate or false information, limiting golden parachutes for involuntary and certain voluntary terminations to 2.99x their average annual salary and bonus for the last five years, and prohibiting the payment of incentive compensation that encourages management to take unnecessary and excessive risks with respect to the institution;

•	extends the mortgage debt forgiveness provision of the Mortgage Forgiveness Debt Relief Act of 2007 by three years (2012) to ease the income tax burden on those involved with certain foreclosures; and
•	qualified financial institutions may count losses on FNMA and FHLMC preferred stock against ordinary income, rather than capital gain income.

The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets.  The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing and low interest-bearing transaction accounts.  The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009.  The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days.    The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing and low interest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum.  This coverage became effective on October 14, 2008, and will continue through December 31, 2009.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the EESA.

EESA, as amended by ARRA, provides for a new incentive compensation restriction for financial institutions receiving TARP funds.  The number of executives and employees covered by this new incentive compensation restriction depends on the amount of TARP funds received by such entity.  For community banks that have or will receive less than $25 million, the new incentive compensation restriction applies only to the highest paid employee. This new incentive compensation restriction prohibits a TARP recipient from paying or accruing any bonus, retention award, or incentive compensation during the period in which any TARP obligation remains outstanding, except that such prohibition shall not apply to the payment of long-term restricted stock by such TARP recipient, provided that such long-term restricted stock (i) does not fully vest during the period in which any TARP obligation remains outstanding, (ii) has a value in an amount that is not greater than 1/3 of the total amount of annual compensation of the employee receiving the stock; and (iii) is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest.  In addition, this prohibition does not prohibit any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009, as such valid employment contracts are determined by the Treasury.

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

•
ESTABLISHMENT OF STANDARDS - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

•	COMPLIANCE WITH STANDARDS - The Treasury is required to see that each TARP recipient meets the required standards for executive compensation and corporate governance.

•	SPECIFIC REQUIREMENTS FOR THE REQUIRED STANDARDS -

▪
Prohibitions on incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding. A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

▪
A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next 5 most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

▪	A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.

▪
A requirement for the establishment of an independent Compensation Committee that meets at least twice a year to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans.  For a non SEC company that is a TARP recipient that has received $25,000,000 or less of TARP assistance, the duties of the compensation committee may be carried out by the board of directors of such TARP recipient.

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation for shareholders to vote.

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision all announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support recovery.

The core program elements include:

•
A new Capital Assistance Program to help ensure that our banking institutions have sufficient capital to withstand the challenges ahead, paired with a supervisory process to produce a more consistent and forward-looking assessment of the risks on banks' balance sheets and their potential capital needs.

•
A new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending.

•
A new Treasury and Federal Reserve initiative to dramatically expand – up to $1 trillion – the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

•
An extension of the FDIC's Temporary Liquidity Guarantee Program to October 31, 2009. A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

On July 30, 2008, the Housing and Economic Recovery Act was was signed the President.  It authorizes the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for subprime borrowers if lenders write-down principal loan balances to 90 percent of current appraisal value.  It is also intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulations and injecting capital into them.  States will be authorized to refinance subprime loans using mortgage revenue bonds.  It also establishes the Federal Housing Finance Agency out of the Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight.

In 2008, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision amended their regulatory capital rules to permit banks, bank holding companies, and savings associations (as to any of these a “financial institution”) to reduce the amount of goodwill that a banking organization must deduct from tier 1 capital by the amount of any deferred tax liability associated with that goodwill.  However, a financial institution that reduces the amount of goodwill deducted from tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.  For these financial institutions, the amount of goodwill deducted from tier 1 capital will reflect each institution’s maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized, an event which triggers the concurrent derecognition of the related deferred tax liability for financial reporting purposes.

The Federal Reserve Board in October 2008 approved final amendments to Regulation C that revise the rules for reporting price information on higher-priced mortgage loans.  The changes are intended to improve the accuracy and usefulness of data reported under the Home Mortgage Disclosure Act.  Regulation C currently requires lenders to collect and report the spread between the annual percentage rate (APR) on a mortgage loan and the yield on a Treasury security of comparable maturity if the spread is greater than 3.0 percentage points for a first lien loan or greater than 5.0 percentage points for a subordinate lien loan.  This difference is known as a rate spread.  Under the final rule, a lender will report the spread between the loan's APR and a survey-based estimate of APRs currently offered on prime mortgages of a comparable type ("average prime offer rate") if the spread is equal to or greater than 1.5 percentage points for a first lien loan or equal to or greater than 3.5 percentage points for a subordinate-lien loan.  The Board will publish average prime offer rates based on the Primary Mortgage Market Survey® currently published by Freddie Mac.  In setting the rate spread reporting threshold, the Board sought to cover subprime mortgages and generally avoid covering prime mortgages.  The changes to Regulation C conform the threshold for rate spread reporting to the definition of higher-priced mortgage loans adopted by the Board under Regulation Z (Truth in Lending) in July of 2008.

The Federal Reserve Board in July 2008 approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending.  The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices.  The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.  The final rule, which amends Regulation Z (Truth in Lending) and was adopted under the Home Ownership and Equity Protection Act (HOEPA), largely follows a proposal released by the Board in December 2007, with enhancements that address ensuing public comments, consumer testing, and further analysis.

The final rule adds four key protections for a newly defined category of "higher-priced mortgage loans" secured by a consumer's principal dwelling.  For loans in this category, these protections will:

•
Prohibit a lender from making a loan without regard to borrowers' ability to repay the loan from income and assets other than the home's value.  A lender complies, in part, by assessing repayment ability based on the highest scheduled payment in the first seven years of the loan.  To show that a lender violated this prohibition, a borrower does not need to demonstrate that it is part of a "pattern or practice."

•	Require creditors to verify the income and assets they rely upon to determine repayment ability.
•	Ban any prepayment penalty if the payment can change in the initial four years. For other higher-priced loans, a prepayment penalty period cannot last for more than two years.
•	Require creditors to establish escrow accounts for property taxes and homeowner's insurance for all first-lien mortgage loans.

In addition to the rules governing higher-priced loans, the rules adopt the following protections for loans secured by a consumer's principal dwelling, regardless of whether the loan is higher-priced:

•	Creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home's value.
•
Companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees.  In addition, servicers are required to credit consumers' loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request.

•
Creditors must provide a good faith estimate of the loan costs, including a schedule of payments, within three days after a consumer applies for any mortgage loan secured by a consumer's principal dwelling, such as a home improvement loan or a loan to refinance an existing loan.  Currently, early cost estimates are only required for home-purchase loans.  Consumers cannot be charged any fee until after they receive the early disclosures, except a reasonable fee for obtaining the consumer's credit history.

For all mortgages, the rule also sets additional advertising standards.  Advertising rules now require additional information about rates, monthly payments, and other loan features.  The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is "fixed" when it can change.  The rule's definition of "higher-priced mortgage loans" will capture virtually all loans in the subprime market, but generally exclude loans in the prime market.  To provide an index, the Federal Reserve Board will publish the "average prime offer rate," based on a survey currently published by Freddie Mac.  A loan is higher-priced if it is a first-lien mortgage and has an annual percentage rate that is 1.5 percentage points or more above this index, or 3.5 percentage points if it is a subordinate-lien mortgage.  The new rules take effect on October 1, 2009.  The single exception is the escrow requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.

In May 2008, the Federal Reserve Board proposed rules to prohibit unfair practices regarding credit cards and overdraft services that would, among other provisions, protect consumers from unexpected increases in the rate charged on pre-existing credit card balances.   The rules, proposed for public comment under the Federal Trade Commission Act (FTC Act), also would forbid banks from imposing interest charges using the "two-cycle" billing method, would require that consumers receive a reasonable amount of time to make their credit card payments, and would prohibit the use of payment allocation methods that unfairly maximize interest charges.  They also include protections for consumers that use overdraft services offered by their bank.  The proposed changes to the Board’s Regulation AA (Unfair or Deceptive Acts or Practices) would be complemented by separate proposals that the Board is issuing under the Truth in Lending Act (Regulation Z) and the Truth in Savings Act (Regulation DD).

The provisions addressing credit card practices are part of the Board’s ongoing effort to enhance protections for consumers who use credit cards, and follow the Board's 2007 proposal to improve the credit card disclosures under the Truth in Lending Act. The FTC Act proposal includes five key protections for consumers that use credit cards:

•
Banks would be prohibited from increasing the rate on a pre-existing credit card balance (except under limited circumstances) and must allow the consumer to pay off that balance over a reasonable period of time.

•	Banks would be prohibited from applying payments in excess of the minimum in a manner that maximizes interest charges.
•
Banks would be required to give consumers the full benefit of discounted promotional rates on credit cards by applying payments in excess of the minimum to any higher-rate balances first, and by providing a grace period for purchases where the consumer is otherwise eligible.

•	Banks would be prohibited from imposing interest charges using the "two-cycle" method, which computes interest on balances on days in billing cycles preceding the most recent billing cycle.
•	Banks would be required to provide consumers a reasonable amount of time to make payments.

The proposal would also address subprime credit cards by limiting the fees that reduce the available credit.  In addition, banks that make firm offers of credit advertising multiple rates or credit limits would be required to disclose in the solicitation the factors that determine whether a consumer will qualify for the lowest rate and highest credit limit.  The Board's proposal under the FTC Act also addresses acts or practices in connection with a bank’s payment of overdrafts on a deposit account, whether the overdraft is created by check, a withdrawal at an automated teller machine, a debit card purchase, or other transactions.  The proposal requires institutions to provide consumers with notice and an opportunity to opt out of the payment of overdrafts, before any overdraft fees or charges may be imposed on consumers' accounts.

In December 2007, the FDIC issued a proposed rule to improve the process for determining uninsured depositors at larger institutions in the event of a failure.  The measure is intended to allow the FDIC to make funds promptly available to insured deposit customers in the unlikely event that a large financial institution is closed.  The proposal is broken into two parts. One section relates to so-called covered institutions, those that have at least $2 billion in domestic deposits, have more than 250,000 deposit accounts, or have total assets of more than $20 billion, regardless of the number of deposits or accounts.  A covered institution would be required to adopt mechanisms that, in the event of a failure, would place provisional holds on large deposit accounts in a percentage specified by the FDIC; provide the FDIC with deposit account data in a standard format; and allow automatic removal of provisional holds once the FDIC makes an insurance determination.  The second part applies to all FDIC-insured institutions, regardless of size, and governs the specific time and circumstance under which account balances will be determined in the event of a failure.  The FDIC is proposing to use the end-of-day ledger balance as normally calculated by the institution.  By using the end-of-day ledger, the FDIC will be able to apply a single standard across all failed banks in order to treat every transaction equally. This is also the same deposit balance used for Call Report and assessment purposes.  There would be no requirements placed on open institutions as a result of this provision.  The FDIC places a high priority on providing access to insured deposits promptly and, in the past, has usually been able to allow most depositors access to their deposits on the next business day.  If adopted, the proposed rule would better enable the FDIC to continue this practice, especially for the larger, more complex institutions it insures.

In September 2007, the SEC and Federal Reserve Board adopted final rules to implement the bank “broker” provisions of the Gramm-Leach-Bliley Act.  The rules define the scope of securities activities that banks may conduct without registering with the SEC as a securities broker and implement the most important “broker” exceptions for banks adopted by the GLB Act.  Specifically, the rules implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for its customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.  The rules are designed to accommodate the business practices of banks and to protect investors.  The effective date for compliance is the first day of the bank’s fiscal year commencing after September 30, 2008.

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions.  The policy statement revises and replaces a 1993 policy statement on the ALLL.  The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions.  The policy statement has also been revised to conform with generally accepted accounting principles (GAAP) and post-1993 supervisory guidance.  The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system.  The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  The policystatement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

The Office of the Comptroller of the Currency, the Federal Reserve System, and the FDIC in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending.  The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines.  The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development.  However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets.  The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

California Assembly Bill 1301 was signed by the Governor on July 16, 2008 and became law on January 1, 2009.  Among other things, the bill eliminated unnecessary applications that consume time and resources of bank licensees and which in many cases are now perfunctory.  All of current Article 5 – “Locations of Head Office” of Chapter 3, and all of Chapter 4 – “Branch Offices, Other Places of Business and Automated Teller Machines” were repealed.  A new Chapter 4 – “Bank Offices” was added.  The new Chapter 4 requires notice to the California Department of Financial Institutions (“DFI”) the establishment of offices, rather than the current application process.  Many of the current branch applications are perfunctory in nature and/or provide for a waiver of application.  Banks, on an exception basis, may be subject to more stringent requirements as deemed necessary.  As an example, new banks, banks undergoing a change in ownership and banks in less than satisfactory condition may be required to obtain prior approval from the DFI before establishing offices if such activity is deemed to create an issue of safety and soundness.  The bill eliminated unnecessary provisions in the Banking Law that are either outdated or have become undue restrictions to bank licensees.  Chapter 6 – “Powers and Miscellaneous Provisions” was repealed.  A new Chapter 6 - “Restrictions and Prohibited Practices” was added.  This chapter brings together restrictions in bank activities as formerly found in Chapter 18 – “Prohibited Practices and Penalties.”  However, in bringing the restrictions into the new chapter, various provisions were updated to remove the need for prior approval by the DFI Commissioner.  The bill renumbered current Banking Law sections to align like sections.  Chapter 4.5 – “Authorizations for Banks” was added. The purpose of the chapter is to provide exceptions to certain activities that would otherwise be prohibited by other laws outside of the Financial Code.  The bill added Article 1.5 - “Loan and Investment Limitations” to Chapter 10 – “Commercial Banks.”  This article is new in concept and acknowledges that investment decisions are business decisions – so long as there is a diversification of the investments to spread any risk.  The risk is diversified in this article by placing a limitation on the loans and investments that can be made to any one entity.  This section is a trade-off for elimination of applications to the DFI for approval of investments in securities, which were repealed.

Other changes AB 1301 made to the Banking Law:

•
Authorized a bank or trust acting in any capacity under a court or private trust to arrange for the deposit of securities in a securities depository or federal reserve bank, and provided how they may be held by the securities depository;

•
Reduced from 5% to 1% of adjusted liabilities the amount of eligible assets to be maintained at an approved depository by an office of a foreign (other nation) bank for the protection of the interests of creditors of the bank’s business in this state or for the protection of the public interest;

•
Provided that examinations may be conducted in alternate examination periods if the DFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the DFI may not accept two consecutive examination reports made by federal regulators;

•
Provided that the DFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the DFI shall deem advisable;

•
Enabled the DFI issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

•	Enabled the DFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.

In 2007 California, a new Section 691.1 was added to the Financial Code that exempts a bank from obtaining a securities permit for the following transactions:

•	any offer (but not a sale) not involving a public offering by a bank organized under the laws of this state of its securities
•
the execution and delivery of any agreement for the sale of the securities pursuant to the offer if no part of the consideration for the securities is paid to or received by the bank and none of the securities are issued until the sale of the securities is authorized by the commissioner or exempted from authorization.

•
any stock split by a bank organized under the laws of this state that is effected pursuant to an amendment to its articles, an agreement of merger, or a certificate of ownership that has been approved by the commissioner, unless this exemption is withheld by order of the commissioner

•
any offer or sale of securities by a bank organized under the laws of this state that is either (1) to a person actually approved by the commissioner pursuant to Section 702 of the Financial Code to acquire control of the bank if all of the material terms and conditions of the offer and sale of securities are disclosed in the application for approval specified in Section 702 and the offer and sale of securities is in accordance with the terms and subject to the conditions of the approval to acquire control or (2) in a transaction exempted from the approval requirement of Section 701 by a regulation or an order of the commissioner, unless this exemption is withheld by order of the commissioner.

A 2007 California law makes it easier for California banks to accept deposits from local government agencies.  Under the old law, local agency deposits over $100,000 had to be secured by collateral.  Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network.  Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes.  AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network.  Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral.  The bill permits agencies to make these deposits until January 1, 2012. It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of bank holding companies and banks may be introduced in the future by the United States Congress or California legislature.

Recent Accounting Pronouncements

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Bank is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change the Bank’s accounting treatment for business combinations on a prospective basis.

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have any effect on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets.  In December 2008, the FASB issued FSP SFAS No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  It also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP is effective for fiscal years ending after December 15, 2009. Early adoption is permitted.  The adoption of FSP 132(R)-1 is not expected to have a material impact on the Bank’s financial position, results of operations or cash flows.

ITEM 1A - RISK FACTORS

Continued deterioration of local real estate values could reduce our profitability.  At December 31, 2008, approximately 71% of the Company’s loan portfolio was secured by real estate.  There was a rapid increase in real estate values in our market area in recent years which peaked in mid-2007. Subsequently, our market area has experienced significant declines in real estate values.  A continued downturn in such values would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us.

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

If the Company’s allowance for loan losses is not sufficient to absorb actual loan losses, our profitability could be reduced.  The risk of loan losses is inherent in the lending business.  The Company maintains an allowance for loan losses (ALL) based upon the Company’s actual losses over a relevant time period and management’s assessment of all relevant factors that may cause future loss experience to differ from its historical loss experience.  Although the Company maintains a rigorous process for determining the ALL, it can give no assurance that it will be sufficient to cover future loan losses.  If the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require the Company to increase its ALL, earnings could be significantly and adversely impacted.

Fluctuations in interest rates could reduce profitability.  From June 2003 through June 2006 the Federal Reserve Federal Open Market Committee (“FOMC”) increased the federal funds target rate 17 times from 1.00% to 5.25%. Beginning in September 2007, it decreased the federal funds target rate eleven times from 5.25% to a range of 0.00% to 0.25%.  The Company’s earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds).  The interest earned on assets and paid on liabilities are affected principally by direct competition, and general economic conditions at the state and national level and other factors beyond the Company’s control such as actions of the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies.  Although the Company maintains a rigorous process for managing the impact of possible interest rate fluctuations on earnings, the Company can provide no assurance that its management efforts will prevent earnings from being significantly and adversely impacted by changes in interest rates.

Disruptions in market conditions may adversely impact the fair value of available-for-sale investment securities.  Generally Accepted Accounting Principles (GAAP) require the Company to carry its available-for-sale investment securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity.  In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired.  Although market interest rates decreased significantly in 2008, financial market disruptions during 2008 prevented the Company’s available-for-sale investment securities from gaining value as would normally occur.  The disruptions of most consequence to the Company included the worsening financial condition of government sponsored enterprises, certain large corporations, and insurers of municipal bonds, which reduced market liquidity and fair value for the Company’s holdings of mortgage-backed securities, commercial paper, and municipal bonds, respectively.  Although certain of these financial disruptions have subsided, management expects continued volatility in the fair value of the Company’s available-for-sale investment securities and is not able to predict when or if the fair value of such securities will regain, relative to interest rates, the valuations that existed prior to the 2008 financial market disruptions, or if any of its available-for-sale investment securities will become other than temporarily impaired.

Further deterioration in the financial condition of the Federal Home Loan Bank (FHLB) of San Francisco may adversely impact the Company’s investment in FHLB.  The Company is a voluntary member of the FHLB of San Francisco, and is required to make an equity investment in the FHLB as a condition of borrowing money from it.  In the fourth quarter of 2008, the FHLB of San Francisco announced certain weaknesses in its financial condition and suspended payment of dividends on its stock and retirement of excess stock held by member institutions.  If there are any further developments that cause the value of the Company’s stock investment in the FHLB of San Francisco to become impaired, the Company would be required to write down the value of its investment, which in turn could affect the Company’s net income and shareholder’s equity.  At December 31, 2008 our investment in FHLB stock was approximately $1.1 million.

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

Security breaches and technological disruptions could damage the Company’s reputation and profitability.  The Company’s electronic banking activities expose it to possible liability and loss of reputation should an unauthorized party gain access to confidential customer information.  Despite it’s considerable efforts and investment to provide the security and authentication necessary to effect secure transmission of data, the Company cannot fully guarantee that these precautions will protect it’s systems from future compromises or breaches of its security measures.  Additionally, the Company outsources a large portion of its data processing to third parties which may encounter technological or other difficulties that may significantly affect the Company’s ability to process and account for customer transactions.

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

Recent and future legislation and regulatory changes, including increased FDIC assessments, may reduce the Company’s future profitability.  Significant legislation has been enacted in the past few months which will significantly affect financial institutions and holding companies, including the Company. This legislation includes the recently adopted federal stimulus legislation and the federal government’s financial stability plan, the effects of which are not yet fully determinable. During 2008, the federal government enacted the Emergency Economic Stabilization Act of 2008 under which the U.S. Department of the Treasury established the Troubled Assets Relief Program (“TARP”).  The TARP included the Capital Purchase Program in which the Company elected to participate. The Company also elected to participate in the Temporary Liquidity Guarantee Program (“TLGP”) created during the fourth quarter of 2008 which provides full coverage for non-interest-bearing transaction deposit accounts.  In 2008, the FDIC adopted substantial increases to its insurance premiums, and in 2009, the FDIC proposed additional increases, including a special assessment to bolster the FDIC’s reserves that has the potential to materially and adversely impact the earnings of the Company and other FDIC-insured institutions.  The initial proposed special assessment was for 20 basis points of an insured institution’s total deposits that would increase the Company’s 2009 FDIC expense by over $500,000.  The FDIC is also proposing that it be granted authority to impose additional special assessments of 10 basis points if necessary to maintain public confidence in federal deposit insurance.  It is widely expected that there will be additional potential legislation and regulations affecting the financial services industry. At this time, management cannot fully determine the extent of these effects, as well as any future laws and regulations that may be enacted as a result of the current economic crisis.  The current economic turmoil has also increased the potential for federal or state governments to legislate foreclosure forbearance, forced loan modifications, or “cram downs” of losses to lenders in bankruptcy proceedings. Such efforts could lead to increased loan charge-offs or loan loss provisions and/or reduced income.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments with the Securities and Exchange Commission.

ITEM 2 – PROPERTIES

The following table summarizes certain information about the Company’s main office and branch offices:
Office location	Year opened	Approximate square footage	Owned or leased

Main office 200 South Court Street Visalia, California	1996	8,700	Leased

Administrative office 100 Willow Plaza, Suites 101 & 105 Visalia, California	2003	4,972	Leased

Fresno branch 7391 N. Palm Avenue Fresno, California	2003	4,654	Leased

Woodlake branch 232 North Valencia Woodlake, California	1998	5,000	Owned

Tipton branch 174 South Burnett Tipton, California	1998	5,610	Owned

Tulare branch 1901 E. Prosperity Tulare, California	2008	4,135	Owned

The Visalia main office is leased under a noncancelable operating lease with a nonaffiliated third party expiring November 30, 2009. The primary operating area consists of approximately 8,700 square feet of space comprising the entire usable space in a single-story building.  The lease arrangement for the primary operating area is a “triple net lease” with monthly rent of $11,200 until the term expires.

In close proximity to the main office is the Willow Plaza administrative office housing credit and finance personnel which is comprised of two connected office suites of approximately 4,972 square feet located in a four-story office building.  These premises are leased from a related party under a month to month operating lease.  The lease arrangement is a “triple net lease” with combined monthly rent of $7,707.

In January 2009, the Company opened escrow to purchase an 18,700 square foot office building to house both the Visalia Branch and Administration Offices.  The purchase price was $3.8 million.  Escrow closed on February 20, 2009.  The new building is located at 701 W. Main Street, Visalia, California and is in close proximity to the current Visalia branch and administrative offices which will be relocated prior to November 30, 2009.

The Fresno branch is leased under a noncancelable operating lease with a nonaffiliated third party with no option to extend.  The primary operating area consists of approximately 4,654 square feet of space in a single-story building.  The lease arrangement for the primary operating area is a “triple net lease” expiring September 30, 2017.  Monthly rent under the lease is $7,911 through the fifth year and $9,541 for the last five years.

The Woodlake and Tipton branch offices were purchased from Bank of America in 1998.  The Tulare Branch was constructed by the Company and opened in May 2008.  It replaced the Tulare Loan Production Office which had operated in a leased facility.

At December 31, 2008, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $3,975,000.  Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.  The branch properties and non-branch offices are adequate, suitable, in good condition and have adequate parking facilities for customers and employees.  The Company and Bank are limited in their investments in real property under Federal and state banking laws.  Generally, investments in real property are either for the Company and Bank use or are in real property and real property interests in the ordinary course of the Bank’s business.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this annual report. The 2009 Annual Meeting of Shareholders will be held at 6 p.m., local time, on May 19, 2009, at the offices of Valley Commerce Bancorp, 200 S. Court Street, Visalia, California 93291.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “VCBP.OB.”  Historically, there has been a limited over-the-counter market for the Company’s common stock.  Wedbush Morgan Securities Inc. and Howe Barnes Hoefer & Arnett Inc. have acted as market makers for the Company’s common stock.  These market makers have no obligation to make a market in the Company’s common stock, and they may discontinue making a market at any time.

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2007, and is based upon information provided by market makers.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.  In addition, the quotations have been adjusted for 5% stock dividends paid in June 2008 and June 2007.

	High and low bid quotations
	High	Low
2008
Fourth quarter	$12.50	$7.05
Third quarter	13.00	10.01
Second quarter	15.00	10.00
First quarter	14.71	13.33

2007
Fourth quarter	$14.71	$12.86
Third quarter	16.19	13.33
Second quarter	20.71	17.86
First quarter	20.71	19.43

As of February 20, 2009, there were 382 record holders of the Company’s common stock and approximately 474 beneficial holders.

Dividend Policy. The Securities Purchase Agreement between the Company and the Treasury, which become effective on January 30, 2009 and pursuant to which the Company sold $7.7 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and Fixed Rate Cumulative Perpetual Preferred Stock, Series C Preferred Stock (the “Treasury Preferred Stock”) and the terms governing the Treasury Preferred Stock, provides that prior to the earlier of (i) January 30, 2012 and (ii) the date on which all of the shares of the Treasury Preferred Stock have been redeemed by the Company, the Company may not, without the consent of the Treasury, pay cash dividends on the Company’s common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock.  In addition, the Company is unable to pay any dividends on the Company’s common stock unless the Company is current in the Company’s dividend payments on the Treasury Preferred Stock.  Holders of the Company’s common stock are entitled to receive dividends only when and if declared by the Company’s Board of Directors.

Cumulative dividends accrue on the 7,700 outstanding shares of the Company’s Series B Preferred Stock at the rate of 5% per annum on the aggregate liquidation preference of $7.7 million for the first five years and then 9% per annum thereafter.  Dividends accrue on the 385 outstanding shares of the Company’s Series C Preferred Stock at the rate of 9% on the aggregate liquidation preference of $385,000 per annum.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event dividends on either series of the Treasury Preferred Stock have not been paid for six or more quarters, whether or not consecutive, the holders of such shares the will have the right to elect two members to the Company’s Board of Directors.

The Company has not paid any cash dividends on common stock since its inception in 1996.  The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends on its common stock in the foreseeable future.

Holders of the Company’s common stock will be entitled to receive such cash dividends as may be declared by the board of directors out of funds legally available for that purpose.  The Company is also subject to certain restrictions on dividends under the California General Corporation Law.  Generally, California law permits the Company to pay dividends not exceeding its retained earnings.  In the alternative, the Company may pay a greater amount as dividends if its tangible assets after the dividends would be at least 125% of its liabilities (other than certain deferred items) and certain financial ratio tests are met.  However, a bank holding company ordinarily cannot meet these alternative requirements.  In addition, the Company has agreed not to pay cash dividends if it is in default or deferring interest payments on trust preferred securities.

The Company’s ability to pay cash dividends will also depend to a large extent upon the amount of cash dividends paid by the Bank to Valley Commerce Bancorp.  The ability of the Bank to pay cash dividends will depend upon its earnings and financial condition.  Under California law, a California-chartered bank may pay dividends not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (less any previous dividends; provided, with the prior regulatory approval, a bank may pay dividends not exceeding the greatest of (a) its retained earnings, (b) its net income for the previous fiscal year or (c) its net income for the current fiscal year).  The Company’s ability to pay dividends is also subject to certain covenants contained in the indentures related to its trust preferred securities and the terms of the Securities Purchase Agreement and those governing the Treasury Preferred Stock.  However, the Bank has no formal dividend policy, and dividends are issued in the sole discretion of the Bank’s board of directors.  There can be no assurance as to when or whether a dividend will be paid or the amount of any dividend.  The Bank currently has a policy of retaining earnings to support the growth of the Bank except as necessary to enable Valley Commerce Bancorp to pay its direct expenses and amounts due under subordinated debentures issued in connection with trust preferred securities.

The Company paid 5% stock dividends in each year from 2000 to 2008, except for 2005.  The Company also issued a three-for-two stock split in September 2004.

Repurchases.  On November 13, 2007, the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan calls for the repurchase of up to an aggregate of $3,000,000 of the Company’s Common Stock.  The repurchase program commenced in November of 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion.  The number price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  On October 21, 2008, the Board of Directors extended the share repurchase program until November 30, 2009.

As discussed above, the Securities Purchase Agreement between the Company and the Treasury contains provisions that restrict the Company’s ability to repurchase Valley Commerce Bancorp common stock.  Under the Purchase Agreement, prior to January 30, 2012, unless the Company has redeemed the Preferred Shares, or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for the Company to redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Share repurchases are summarized in the following table:

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
November 2007	28,811	(1)	$13.25	(1)	28,811	$2,618,191
February 2008	48,684	(1)	14.45	(1)	48,684	1,914,690
March 2008	6,999	(1)	14.38	(1)	6,999	1,814,073
November 2008	1,702		9.94		1,702	1,797,154
Total	86,196		$13.95		86,196	$1,797,154

(1) Restated for June 25, 2008 stock dividend.  No shares were repurchased in any month except those listed above.

Equity Compensation Plan Information

In 1997 and 2007, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  During 2008, incentive stock options for 364 shares of common stock and non-statutory stock options for 14,774 shares of common stock were exercised, and no stock options were granted.  During 2007, incentive stock options for 1,823 shares of common stock and non-statutory stock options for 95,684 shares of common stock were exercised, and 10,000 stock options were granted.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance underequity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	165,734	$9.87	91,357
Equity compensation plans not approved by security holders	None	Not applicable.	None

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7.  The financial information contained in the table is unaudited.  The results of operations for 2008 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except per share data)	2008	2007	2006	2005	2004
Statement of Income
Interest income	$17,784	$18,470	$16,750	$12,504	$8,737
Interest expense	5,719	7,131	5,561	2,683	1,622
Net interest income	12,065	11,339	11,189	9,821	7,115
Provision for loan losses	1,600	-	-	369	138

Net interest income after provision for loan losses	10,465	11,339	11,189	9,452	6,977
Non-interest income	1,283	1,155	996	888	1,341
Non-interest expense	9,153	8,699	7,653	6,810	5,662
Income before income taxes	2,595	3,795	4,532	3,530	2,656
Income taxes	746	1,134	1,576	1,367	1,027
Net income	1,849	2,661	2,956	2,163	1,629

Per Share Data (4):
Basic earnings per share	$0.75	$1.07	$1.22	$0.91	$0.98
Diluted earnings per share	$0.74	$1.03	$1.16	$0.86	$0.92
Book value - end of period	$12.18	$11.48	$10.42	$9.07	$7.89
Average shares outstanding-basic	2,471,550	2,476,271	2,427,747	2,387,798	1,667,423
Average shares outstanding-diluted	2,498,381	2,571,333	2,550,534	2,527,983	1,780,490
Shares outstanding - end of period	2,473,739	2,396,435	2,215,765	2,087,508	1,971,554

Balance Sheet

Available-for-sale investment securities	$42,018	$56,615	$55,298	$50,391	$38,099
Total loans, net	226,697	199,514	182,332	149,991	114,834
Allowance for loan losses	3,244	1,758	1,746	1,766	1,401
Total assets	306,099	279,081	263,800	228,011	186,007
Total deposits	257,323	215,386	207,576	192,581	156,424
Total shareholders' equity	30,140	28,873	25,448	21,909	16,333

Selected Performance Ratios:
Return on average assets	0.62%	0.99%	1.22%	1.05%	1.04%
Return on average equity	6.30%	9.83%	12.59%	10.44%	13.84%
Net interest margin (1)	4.52%	4.71%	5.15%	5.23%	5.00%

Average net loans as a percentage of average deposits	89.7%	91.0%	85.8%	78.3%	80.2%
Efficiency ratio	68.6%	69.6%	62.8%	63.6%	66.2%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2008	2007	2006		2005		2004
Selected Asset Quality Ratios:

Nonperforming assets to total assets	1.6%	---- (2)	----	(2)	0.0	%(3)	0.0	%(3)

Nonperforming loans to total loans	2.2%	---- (2)	----	(2)	0.0	%(3)	0.1%

Net loan charge-offs to average loans	0.1%	0.0%	0.0	%(3)	0.0	%(3)	0.1%

Allowance for loan losses to total loans	1.41%	0.87%	0.95%		1.16%		1.20%

Allowance for loan losses to nonperforming loans	65.7%	---- (2)	----	(2)	8409.5%		1729.6%

Capital Ratios:
Bank
Leverage	10.8%	11.4%	11.0%		11.3%		8.4%
Tier 1 Risk-Based	12.6%	13.7%	13.4%		14.6%		11.4%
Total Risk-Based	13.9%	14.4%	14.2%		15.6%		12.5%
Consolidated
Leverage	10.9%	11.5%	11.1%		11.5%		10.8%
Tier 1 Risk-Based	12.8%	13.8%	13.5%		14.8%		14.7%
Total Risk-Based	14.0%	14.6%	14.3%		15.9%		15.8%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
(2) (3) (4)
There were no nonperforming assets or loans at December 31, 2007 and 2006
Less than .05%
All share and per share data has been retroactively restated to reflect the  September 2004 three-for-two stock split and the 5% stock dividends issued in June 2008, June 2007, May 2006, May 2004 and May 2003.

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

Management believes the allowance for loan losses is a “critical accounting estimate” because management’s estimate of loan losses on loans not already identified as impaired; i.e., loans that are currently performing, requires management to carefully evaluate the pertinent facts and circumstances as of the balance sheet date to determine how much, if any, adjustment is required to the historical loss rate for each loan type.  In addition, estimates of loan losses on currently performing loans are subject to change in future reporting periods as facts and circumstances change.  For example, a continued decline in the California real estate market may result in management raising its estimate of loan losses if such estimated losses are considered probable at the balance sheet date.  Furthermore, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgment about information at the time of their examinations.

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

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company since January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Stock-Based Compensation.  The Company accounts for share based compensation Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123 (R)”). Under SFAS 123(R), compensation cost is recognized for all awards that vest subsequent to the date of adoption based on the grant-date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 123(R). We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes-Merton option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate.  In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

Results of Operations

Overview

The Company earned net income of $1.85 million, or $0.74 per diluted share, for the year ended December 31, 2008, compared to $2.66 million, or $1.03 per diluted share, for the year ended December 31, 2007.  Net income was $2.96 million, or $1.16 per diluted share, for the year ended December 31, 2006.  The return on average assets was 0.62% for 2008, 0.99% for 2007, and 1.22% for 2006.  The return on average shareholders’ equity for 2008, 2007, and 2006 was 6.29%, 9.83%, and 12.59%, respectively.

The decrease in earnings for 2008 resulted primarily from the $1.6 million loan loss provision in 2008 compared with no provision for loan loss being recorded during the years ended December 31, 2007 or 2006.  This was partially offset by increases in both net interest income and non-interest income.  The Company’s non-interest expense increased due to employee and occupancy costs related to growth initiatives.  The ratio of non-interest expense to net operating revenue (efficiency ratio) was 68.6% for 2008 compared to 69.6% for 2007 and 62.8% for 2006.  This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.  The improvement in the efficiency ratio for 2008 resulted from growth in net interest income and non-interest income outpacing the growth in non-interest expense.

At December 31, 2008, the Company’s total assets were $306.1 million, an increase of $27.0 million or 10% compared to December 31, 2007.  Total loans, net of the allowance for loan losses, were $226.7 million at December 31, 2008, representing an increase of $27.2 million or 14% compared to December 31, 2007.  Total deposits were $257.3 million at December 31, 2008, representing an increase of $41.9 million or 19% compared to December 31, 2007.

At December 31, 2008, the Company’s leverage ratio was 10.9% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 12.7% and 14.0%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at December 31, 2007 were 11.5%, 13.8% and 14.6%, respectively. The decrease in the Company’s capital ratios in 2008 resulted from the Company’s 10% growth in risk based and total assets in 2008 outpacing the growth in risk based capital.

A detailed presentation of the Company’s financial results as of, or for the fiscal years ended December 31, 2008, 2007, and 2006 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

Average balances and weighted average yields and rates

	Fiscal year ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Federal funds sold	$10,921	$170	1.56%	$78	$4	4.74%	$3,019	$138	4.57%
Available-for-sale investment securities:
Taxable	26,238	1,305	4.97%	35,438	1,582	4.46%	36,984	1,445	3.91%
Exempt from Federal income taxes	19,607	799	6.17%	19,012	771	6.14%	17,936	719	6.07%
Total securities (1)	45,845	2,104	5.49%	54,450	2,353	5.05%	54,920	2,164	4.61%
Loans (2) (3)	219,431	15,510	7.07%	194,734	16,113	8.27%	166,620	14,448	8.67%
Total interest-earning assets (1)	276,197	17,784	6.60%	249,262	18,470	7.57%	224,559	16,750	7.62%
Noninterest-earning assets, net of allowance for loan losses	19,906			18,363			17,244
Total assets	$296,103			$267,625			$241,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$90,560	$1,650	1.82%	$83,020	$2,382	2.87%	$73,534	$1,996	2.71%
Time deposits less than $100,000	24,014	836	3.48%	20,717	968	4.67%	20,268	820	4.05%
Time deposits $100,000 or more	64,017	2,415	3.77%	49,400	2,453	4.97%	34,220	1,491	4.36%
Total interest-bearing deposits	178,591	4,901	2.74%	153,137	5,803	3.79%	128,022	4,307	3.36%
FHLB advances	10,915	296	2.71%	13,608	695	5.11%	11,488	611	5.32%
FHLB term borrowing	6,290	303	4.82%	8,289	362	4.37%	8,836	380	4.30%
Junior subordinated deferrable interest debentures	3,093	219	7.08%	3,093	271	8.76%	3,093	263	8.50%
Total interest-bearing liabilities	198,889	5,719	2.88%	178,127	7,131	4.00%	151,439	5,561	3.67%

Noninterest bearing deposits	66,106			60,465			65,440
Other liabilities	1,821			1,964			1,438
Total liabilities	266,816			240,556			218,317
Shareholders’ equity	29,287			27,069			23,486
Total liabilities and shareholders’ equity	$296,103			$267,625			$241,803

Net interest income and margin (1)		$12,065	4.52%		$11,339	4.71%		$11,189	5.15%

(1) Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2)  Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received.   Interest received on a cash basis for 2008 was $52.  Non accrual interest received for 2008 was $38.  No interest was received on nonaccrual loans for 2007 or 2006.

(3) Interest income includes net amortized loan fees of $185, $305 and $633 for 2008, 2007, and 2006, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated.

Changes in net interest income due to changes in volumes and rates

	2008 vs 2007			2007 vs 2006
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average	Average		Average	Average
	Volume	Rate (1)	Total	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$514	$(348)	$166	$(134)	$-	$(134)
Investment securities
Taxable	(411)	134	(277)	(60)	197	137
Exempt from Federal Income taxes	37	(9)	28	65	13	78
Total securities	(374)	125	(249)	5	210	215
Loans	2,044	(2,647)	(603)	2,438	(773)	1,665
Total interest income	2,184	(2,870)	(686)	2,309	(563)	1,746

(Decrease) increase in interest expense:
Interest-bearing deposits	216	(948)	(732)	257	129	386
Time deposits less than $100,000	154	(286)	(132)	18	130	148
Time certificates $100,000 or more	726	(764)	(38)	661	301	962
Total interest-bearing deposits	1,096	(1,998)	(902)	936	560	1,496
FHLB advances	(138)	(261)	(399)	113	(29)	84
FHLB term borrowing	(87)	28	(59)	(24)	6	(18)
Junior subordinated deferrable interest debentures	-	(52)	(52)	-	8	8
Total interest expense	871	(2,283)	(1,412)	1,025	545	1,570
Increase (decrease) in net interest income	$1,313	$(587)	$726	$1,284	$(1,108)	$176

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2008 compared to 2007.  Total interest income decreased $0.7 million from $18.5 million in 2007 to $17.8 million in 2008 due to primarily to a 97 basis point decline in the yield earned on average interest-earning assets partially off-set by an increase in average interest earning assets.  Average earning assets in 2008 were $26.9 million or 11% greater than in 2007 due to an increase of $24.7 million or 13% in average loans outstanding.  The average yield on loans was 7.07% and 8.27% for the year ended December 31, 2008 and 2007, respectively, while the average tax equivalent yield on investment securities was 5.49% and 5.05%, respectively.  The increase in average loans was due to the Company’s continued marketing efforts which resulted in growth in real estate mortgage and commercial segments of the loan portfolio.  The decrease in weighted average yield on loans resulted primarily from the 425 basis points of Federal funds rate decreases that occurred during 2008.  In addition, competitive pressures for high quality lending opportunities contributed to lower yields. The increase in weighted average tax equivalent yield on investment securities resulted primarily from the maturation or sale of lower yielding investments.

Total interest expense decreased $1.4 million or 20% from $7.1 million in 2007 to $5.7 million in 2008.  Average total interest-bearing deposits increased by $25.5 million or 17% in 2008 and average noninterest-bearing deposits increased by $5.6 million or 9% in 2008.  During 2008 and in conjunction with the reductions by the FRB, the Company aggressively lowered the interest rates paid on its interest-bearing deposits compared with rates paid in 2007.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) decreased from $0.7 million in 2007 to $0.3 million in 2008.  This was due primarily to average volume of this debt being lowered from $13.6 million in 2007 to $10.9 million in 2008 and the overall lower costs of this debt as the Company relied more heavily on other sources, such as brokered deposits, to fund asset growth and ensure adequate liquidity.

As noted above, non-interest bearing deposits increased with average balances of $66.1 million and $60.5 million in 2008 and 2007, respectively.  These deposits represented 27% of average total deposits during 2008, compared with 28% of average total deposits during 2007.

Net interest income before provision for loan losses increased to $12.1 million for 2008 from $11.3 million for 2007, an increase of $726,100 or 6%.  The increase generally resulted from growth of earning assets and lower cost of funds offset by lower asset yields.  The increase in net interest income attributable to higher volume of average interest-earning assets in 2008 was $2.2 million while the decrease attributable to higher volume of average interest-bearing liabilities was $871,000, a net increase of $1.3 million.  The decrease in net interest income attributable to lower interest rates on average interest-earning assets was $2.9 million that was offset by a $2.3 million increase in net interest income resulting from lower interest rates on average interest-bearing liabilities.

The Company’s net interest margin on a tax equivalent basis for 2008 was 4.52% compared to 4.71% in 2007, a decrease of 19 basis points.

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

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  The provision for loan losses was $1.6 million in 2008.  See the sections below titled “Nonperforming Assets,” “Impaired Loans” and “Allowance for Loan Losses.”  The Company did not record a provision for loan losses in 2007 or 2006 based on management’s assessment of the loan portfolio and related credit quality.

Non-Interest Income

Non-interest income for 2008 totaled $1.3 million compared with $1.2 million in 2007 and $996,000 in 2006.  The components of non-interest income during each year were as follows:

Non-interest income

	Years Ended December 31,			Change during year

(in thousands)	2008	2007	2006	2008	2007
Service charges	$716	$591	$547	$125	$44
Gain (loss) on sale of available-for-sale investment securities	46	(1)	(53)	47	52
Mortgage loan brokerage fees	53	77	125	(24)	(48)

Earnings on cash surrender value of life insurance policies	253	258	153	(5)	105

Other	215	230	224	(15)	6

Total non-interest income	$1,283	$1,155	$996	$128	$159

2008 Compared to 2007.  Non-interest income increased by $125,000 in 2008 as a result of increased deposits and a higher fee structure that resulted in a $64,000 increase in account analysis charges and a $55,000 increase in NSF and overdraft charges.  In addition, the Company recorded a $46,000 gain on sale of investment securities in 2008 compared to a slight loss in 2007.  Illiquid market conditions and lower volumes of refinance activity in the residential real estate market caused a $24,000 decrease in mortgage loan brokerage fees.

2007 Compared to 2006.  Non-interest income increased during 2007 due primarily to increased earnings on bank-owned life insurance policies purchased in 2006.  Income from service charges on deposit accounts increased by $44,000 in 2007 due mainly to a $27,000 increase in account analysis charges, and a $14,000 increase in NSF and overdraft charges.  Other non-interest income includes FHLB dividend income which was $79,000 in 2007 and $55,000 in 2006.  FHLB dividend income increased in 2007 due to mandatory additional investments in FHLB stock resulting from higher short term borrowings.  A slowing residential real estate market caused a $48,000 decrease in mortgage loan brokerage fees.

Non-Interest Expense

Total non-interest expense was $9.2 million in 2008, up $455,000 or 5%, from the $8.70 million in non-interest expense in 2007.  The following table presents the major components of non-interest expense for the years indicated.

 Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2008	2007	2006	2007	2007

Salaries and employee benefits	$5,128	$4,770	$4,261	$358	$509

Occupancy and equipment	1,259	1,073	890	186	183

Data processing	524	495	460	29	35

Operations	509	480	454	29	26

Professional and legal	394	508	330	(114)	178

Advertising and business development	273	305	268	(32)	37

Telephone and postal	216	213	206	3	7

Supplies	181	188	180	(7)	8

Assessment and insurance	259	197	114	62	83

Amortization expense	8	63	63	(55)	-

Other expenses	403	407	427	(4)	(20)

Total non-interest expense	$9,154	$8,699	$7,653	$455	$1,046

2008 Compared to 2007.  The increase in non-interest expense resulted primarily from increased employee and occupancy costs associated with the Company’s growth initiatives including the opening of a full service branch in the City of Tulare in May 2008.  Salary and employee benefits increased by $358,000 including $323,000 for incentives associated with loan and deposit growth and normal pay raises, and $83,000 for health and post retirement benefits.  These increases were partially offset by a decrease in the salary continuation plan of $27,000 and a $43,000 decrease in vacation expense.  The average full time equivalent employees remained consistent at approximately 79 during the years ended December 31, 2008 and 2007.

Occupancy and equipment costs increased $186,000 in 2008 due primarily to increased depreciation on owned facilities and leasehold improvements. Assessment and insurance costs increased $62,000 due to an increase in the FDIC assessment rate for deposit insurance.  Professional and legal costs decreased $114,000 in 2008 primarily due to the reduction in professional fees related to the 2007 preparatory activities associated with the requirements of Section 404 of the Sarbanes-Oxley Act.  Amortization expenses decreased $55,000 due to the deposit premium from the acquisition of the Woodlake and Tipton branches being fully amortized early in 2008.

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

Provision for Income Taxes

The provision for income taxes for 2008 decreased to $746,000 compared to $1.13 million in 2007 and $1.58 million in 2006.  The decrease in the provision for income taxes was mainly due to a decrease in pre-tax net income. The Company’s effective tax rate was 28.8% for 2008 compared to 29.9% and 34.8% in 2007 and 2006, respectively.  The decrease in provision as a percentage of pre-tax income relates to an increase in tax exempt income as a percentage of pretax income including earnings from municipal investment securities and Bank owned life insurance policies.

Financial Condition

Investment Securities

The decrease in the outstanding balance and the change in the composition of the portfolio as of the end of 2008 reflected the sale and maturation of government agency and corporate debt securities.  The percentage of investment portfolio balances in U.S. Treasury and government agencies, mortgage-backed securities, municipal securities, and corporate debt to total investment securities were 17%, 37%, 46%, and none, respectively, at December 31, 2008 versus 31%, 30%, 34% and 5%, respectively, at December 31, 2007.  The Company purchases investment securities to maintain liquidity and manage interest rate risk within board approved parameters, as well as to generate interest revenues.  The investment security portfolio consists of obligations of U.S. Treasury and government agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities.

The Company’s investments in mortgage-backed securities of U.S. government sponsored enterprises typically provide both an increase in yields over U.S. Treasury and agency securities and cash flows for liquidity and reinvestment opportunities.  At December 31, 2008, total balances in these mortgage-backed securities amounted to $15.7 million down from $17.0 million at December 31, 2007.  Although these securities typically have final maturities of between ten and twenty years, the pass-through nature of the monthly principal payments is expected to significantly reduce the average life of these securities.

Obligations of states and political subdivisions (municipal securities) typically provide attractive tax equivalent yields for the Company.  Since the majority of the interest earnings on these securities are not taxable for Federal purposes the investment in municipal securities results in a reduction in the effective tax rate of the Company.

At December 31, 2008 and 2007, all investment securities were classified as available-for-sale.  In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive gain or loss within shareholders’ equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury security	$247	$33	$-	$280
U.S. government agencies	6,753	225	-	6,978
Mortgage-backed securities	15,102	554	(2)	15,654
Municipal securities	19,753	98	(745)	19,106
Total	$41,855	$910	$(747)	$42,018

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury security	$246	$18	$-	$264
U.S. government agencies	17,298	62	(70)	17,290
Mortgage-backed securities	16,853	192	(85)	16,960
Municipal securities	19,304	42	(227)	19,119
Corporate debt securities	3,005	1	(24)	2,982
Total	$56,706	$315	$(406)	$56,615

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$20,325	$6	$(282)	$20,049
Mortgage-backed securities	12,422	65	(250)	12,237
Municipal securities	18,950	142	(36)	19,056
Corporate debt securities	4,033	-	(77)	3,956
Total	$55,730	$213	$(645)	$55,298

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that changes in fair value are temporary and due to interest rate fluctuations and other temporary market conditions.

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2008.  Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$1,000	4.34%	$534	5.13%	$4,501	5.38%	$965	5.69%	$7,000	5.26%
Mortgage-backed securities	205	4.00%	3,037	4.52%	2,596	4.64%	9,264	5.65%	15,102	5.22%
Municipal securities (1)	-	-	20	7.23%	2,406	5.49%	17,327	5.82%	19,753	5.78%

Total	$1,205	4.28%	$3,591	4.63%	$9,503	5.21%	$27,556	5.76%	$41,855	5.49%
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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

LOAN PORTFOLIO

(in thousands)	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
Commercial	$58,325	25%	$41,824	21%	$41,104	22%	$40,271	26%	$34,389	29%
Real estate – mortgage (1)	129,267	56%	106,873	53%	92,639	50%	72,753	48%	60,688	52%
Real estate – construction	35,113	15%	44,896	22%	44,273	24%	32,560	21%	14,694	13%
Agricultural	4,011	2%	4,988	3%	4,693	3%	4,432	3%	4,535	4%
Consumer and Other	3,566	2%	2,995	1%	1,805	1%	2,376	2%	2,388	2%
Subtotal	230,282	100%	201,576	100%	184,514	100%	152,392	100%	116,694	100%
Deferred loan fees, net	(341)		(304)		(436)		(635)		(459)
Allowance for loan losses	(3,244)		(1,758)		(1,746)		(1,766)		(1,401)
Total loans, net	$226,697		$199,514		$182,332		$149,991		$114,834

(1)         Consists primarily of commercial mortgage loans.

Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.  Loans outstanding at December 31, 2008 increased by $27.2 million or 14% compared to December 31, 2007.  While the Company’s marketing efforts are focused primarily on commercial loans, the strongest growth for 2008 occurred in the commercial and real estate mortgage segments of the portfolio, which was indicative of continued economic growth in the Company’s lending territory despite a slow down that commenced in the latter part of 2007.  Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but are growing in population more rapidly than many other areas of California due to the low cost of real estate relative to California’s urban areas.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2008.  The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates.  Floating rates generally fluctuate with changes in the prime rate.  A majority of the Company’s floating rate loans have rate floors.  During 2008, the Company’s volume of loans with fixed interest rates increased due to customer demand.  Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total
Commercial	$33,510	$15,796	$9,019	$58,325
Real estate – mortgage (1)	1,725	35,465	92,077	129,267
Real estate – construction	14,563	11,728	8,822	35,113
Agriculture	2,422	236	1,353	4,011
Consumer and other	2,560	915	91	3,566
Total	$54,780	$64,140	$111,362	$230,282

Loans with fixed interest rates	2,395	44,855	84,095	131,345
Loans with floating interest rates	52,385	19,285	27,267	98,937
Total	$54,780	$64,140	$111,362	$230,282

(1) Consists primarily of commercial mortgage loans.

Nonperforming Assets.  There were $4.9 million in nonaccrual loans at December 31, 2008, which comprised the Company’s total nonperforming assets.  As of December 31, 2007 there were no nonaccrual loans.  As of December 31, 2008 and 2007 there were no loans past due 90 days and still accruing interest, restructured loans or other real estate owned.  Generally, loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection).  From the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed from interest income.  There was $27,252 in foregone interest on nonaccrual loans during the year ended December 31, 2008.  There was no interest foregone on nonaccrual loans for the years ended December 31, 2007 and 2006.  Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction.   Interest income recognized on a cash basis for impaired loans totaled $52,494 during the year ended December 31, 2008.  There was no interest income recognized on a cash basis for impaired loans during the years ended December 31, 2007, and 2006.  A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid, and certain other factors are satisfied.  Classification of a loan as nonaccrual does not necessarily result in principal and interest becoming uncollectible in whole or in part.  We are actively pursuing collection of all the contractual amounts due under the loan agreements for these nonperforming assets and impaired loans.  Those collection efforts include but are not limited to identification of additional sources of collateral or borrower cash flows, modification of loan terms, and when necessary the foreclosure and sale of loan collateral.

Impaired Loans.  A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2008, 2007 and 2006.  At December 31, 2008, the recorded investment in loans that were considered to be impaired totaled $4.9 million.  The specific allowance for loan losses for impaired loans at December 31, 2008 totaled $425,000.  There were no impaired loans at December 31, 2007 or 2006.  The average recorded investment in impaired loans for the year ended December 31, 2008 totaled $1.5 million. The average recorded investment in impaired loans for the years ended December 31, 2007, and 2006 was not considered significant for reporting purposes.

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

The federal financial regulatory agencies issued an interagency policy statement in December 2006 on the allowance for loan and lease losses along with supplemental frequently asked questions. When determining the adequacy of the allowance for loan losses, the Company follows these guidelines.  The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions.  The policy statement has also been revised to conform to accounting principles generally accepted in the United States of America (“GAAP”) and other supervisory guidance.   The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the allowance for loan and lease losses  and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the allowance for loan and lease losses  in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

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

The Company’s methodology incorporates the following accounting pronouncements, as amended, in determining the adequacy of the allowance for loan losses:

▪	SFAS No. 5 - “Accounting for Contingencies”,
▪	SFAS No.114 - “Accounting by Creditors for Impairment of a Loan” and
▪	SFAS No. 118 - “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in classified, impaired, and other loans in which management believes that the collection of principal and interest under the original terms of the loan agreement are in question.  For purposes of this analysis, classified loans are grouped by internal risk classifications which are “special mention”, “substandard”, “doubtful”, and “loss”.  Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected could jeopardize repayment of the loan and result in further downgrade.  Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt.  A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable.  Classified loans, as defined by the Company, include loans categorized as substandard and doubtful.  Loans classified as loss are immediately charged off.

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

The allowance for loan losses totaled $3.2 million or 1.41% of total loans at December 31, 2008 compared to $1.76 million or 0.87% at December 31, 2007, and $1.75 million or 0.95% at December 31, 2006.  The Company’s loan loss provisions recorded during 2008 totaled $1.6 million.  No provision for loan losses were recorded in 2007 or 2006. The provision recorded during 2008 included approximately $0.4 million related to specific reserves for impaired loans and $1.2 million in general reserves related to the overall trends in credit quality of our loan portfolio including an increase in the number and amount of classified and past due loans, and deterioration in the general economic environment in our primary market area.  Management believes that the allowance for loan losses was adequate at December 31, 2008.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Year ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Balance, beginning	$1,758	$1,746	$1,766	$1,401	$1,393
Provision for loan losses	1,600	-	-	369	138
Charge-offs(1)	(142)	-	(21)	(4)	(148)
Recoveries	28	12	1	-	18
Balance, ending	$3,244	$1,758	$1,746	$1,766	$1,401

Net charge-offs to average loans outstanding	.05%	(.01)%	.01%	-- (2)	.12%
Average loans outstanding	$219,431	$194,734	$166,620	$134,008	$107,262
Ending allowance to total loans outstanding	1.41%	0.87%	0.95%	1.16%	1.20%

(1)	Charge-off recorded in the years ended 2008 and 2004 related primarily to real estate mortgage loans while all other charge-offs relate primarily to consumer loans
(2)	Less than .01%

Deposits

Deposits are obtained primarily from local businesses and residents.  The average deposits and the average rates paid for 2008, 2007, and 2006 are presented in the “Results of Operations” section under the heading “Net Interest Income.”  Average total deposits for 2008 were $244.7 million compared to $213.6 million for 2007, an increase of $31.1 million or 15%.  The Company has utilized brokered deposits since December 2006 as a way of diversifying its funding sources.  Total brokered deposits at December 31, 2008, 2007 and 2006 were $15.9 million, $2.9 million and $9.9 million, respectively.  Average brokered deposits were $15.5 million in 2008, $8.8 million in 2007 and $109,000 in 2006.

In 2008, the Company continued its strong marketing effort to attract local deposits.  Total deposits at December 31, 2008 were $257.3 million compared to $215.4 million at December 31, 2007, an increase of $41.9 million or 19%.  If the brokered time deposits are excluded, total deposits at December 31, 2008 increased by $28.9 million or 14% from December 21, 2007.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Year ended December 31,
	2008		2007		2006
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest bearing deposits	$66,106		$60,465		$65,440
Interest-bearing deposits:
Interest bearing demand deposits	29,324	1.74%	27,052	2.84%	21,530	2.81%
Money market accounts	52,349	2.12%	47,308	3.27%	42,047	3.08%
Savings	8,887	0.37%	8,660	0.80%	9,957	0.96%
Time deposits	88,031	3.69%	70,117	4.88%	54,488	4.24%
Total interest-bearing deposits	178,591	2.74%	153,137	3.79%	128,022	3.36%
Total deposits	$244,697		$213,602		$193,462

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2008.

Maturities of certificates of deposit of $100,000 or more

(dollars in thousands)	Balance	Percent of total
Three months or less	$22,695	34%
Over three months through nine months	34,703	52%
Over nine months through twelve months	8,062	12%
Over twelve months	1,322	2%
Total certificates of deposit of $100,000 and more	$66,782	100%

Borrowings

Federal Home Loan Bank.  The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities.  The Company has pledged investment securities and qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2008, term borrowing outstanding from the FHLB totaled $5.2 million compared to $8.1 million at December 31, 2007.  The Company incurred term borrowing from FHLB at various times to match the cash flow characteristics of certain fixed rate loans made by the Company.  There was no new term borrowing incurred during 2008 and the reduction from the prior year was attributable to scheduled principal repayments and maturities.  Average total term borrowings from FHLB totaled $6.3 million for 2008 at an average cost of 4.82% compared to average term borrowings of $8.3 million at an average cost of 4.37% for 2007.

There were $8.0 million in short-term borrowings from FHLB at December 31, 2008 compared to $21.8 million at December 31, 2007.  The Company utilized short-term borrowings from FHLB to fund a portion of its asset growth in 2007 due to competitive market conditions for deposits, but scaled back these borrowings in 2008 due to increased local and brokered deposit growth.  Average total short-term borrowings from FHLB totaled $10.9 million for 2008 at an average cost of 2.71% compared to average short-term borrowings of $13.6 million in 2007 at an average cost of 5.11%.  The decrease in interest rates on short-term borrowings was reflective of the decrease in short-term market rates that occurred in 2008.

Federal Reserve Discount Window.  At December 31, 2008, the Bank could borrow approximately 75% of pledged loans from the Federal Reserve Bank of San Francisco.  The Bank’s discount window borrowing line was approximately $59 million at December 31, 2008 and there were no outstanding borrowings.

Other Borrowing Arrangements.  In addition to FHLB and FRB borrowing lines, the Company maintains a short-term unsecured borrowing arrangement with a correspondent bank to meet unforeseen cash needs.  This borrowing line totaled $10.0 million at December 31, 2008 and $10.0 million at December 31, 2007.  The borrowing line is utilized infrequently and there was no balance outstanding at December 31, 2008 and 2007.

Junior Subordinated Deferrable Interest Debentures.  During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93,000 for the sole purpose of issuing trust preferred securities.  During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company.  The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%.  The interest rate at December 31, 2008 and December 31, 2007 was 8.05% and 8.54%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations.  The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

As of December 31, 2008 and December 31, 2007, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  As of December 31, 2008 and December 31, 2007, commitments to extend credit totaled $47.4 million and $53.5 million, respectively, and letters of credit totaled $337,000 and $209,000, respectively.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Contractual Obligations

The Company’s contractual obligations are comprised of junior subordinated deferrable interest debentures, operating leases for branch, administrative and other office space in Visalia, Fresno, and Tulare which expire at various dates through 2009, and salary continuation plans

Capital Resources

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

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs.  The following table summarizes the Company’s risk-based capital ratios as of December 31, 2008 and December 31, 2007:

Capital and capital adequacy ratios
	Year ended December 31,
	2008		2007
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$33,044	10.9%	$31,927	11.5%
Minimum regulatory requirement	$12,150	4.0%	$11,101	4.0%

Valley Business Bank	$32,751	10.8%	$31,538	11.4%
Minimum requirement for “Well-Capitalized” institution	$15,181	5.0%	$13,871	5.0%
Minimum regulatory requirement	$12,145	4.0%	$11,097	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$33,044	12.7%	$31,927	13.8%
Minimum regulatory requirement	$10,367	4.0%	$9,233	4.0%

Valley Business Bank	$32,751	12.6%	$31,538	13.7%
Minimum requirement for “Well-Capitalized” institution	$15,548	6.0%	$13,844	6.0%
Minimum regulatory requirement	$10,363	4.0%	$9,230	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$35,284	14.0%	$33,684	14.6%
Minimum regulatory requirement	$20,734	8.0%	$18,465	8.0%

Valley Business Bank	$35,990	13.9%	$33,296	14.4%
Minimum requirement for “Well-Capitalized” institution	$25,909	10.0%	$23,074	10.0%
Minimum regulatory requirement	$20,728	8.0%	$18,459	8.0%

At December 31, 2008 and December 31, 2007, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities.  Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation.  At December 31, 2008, and December 31, 2007, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 9.89% for 2008 and 10.11% for 2007.  Year-end shareholders’ equity as a percentage of year-end assets was 9.85% and 10.35% at December 31, 2008 and 2007, respectively.  The decrease in these ratios reflects 2008 earnings and capital received from the exercise of stock options offset by stock repurchased.

The Company issued a 5% stock dividend in 2008 and 2007.  The Company has not declared or paid cash dividends since inception.  Stock splits and dividends are not dilutive to capital ratios.

As discussed above, the Company commenced a stock repurchase program as of November 2007.  The program is subject to restrictions contained in the Securities Purchase Agreement between the Company and the Treasury under which the Company issued $7.7 million of preferred stock to the Treasury on January 30, 2009.  The Purchase Agreement contains provisions that restrict the Company’s ability to repurchase Valley Commerce Bancorp common stock.  Under the Purchase Agreement, prior to January 30, 2012, unless the Company has redeemed the Preferred Shares, or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for the Company to redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets.  Accordingly, the impact to the Company’s risk-based capital ratios is an increase of approximately 300 basis points.

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

The Company has a successful history of establishing and retaining deposit relationships with business customers and periodically utilizes collateralized borrowing lines and wholesale funding resources to supplement local deposit growth.  These include borrowing lines with FHLB, FRB, and correspondent banks, and utilization of brokered time deposits.  At December 31, 2008, the Company had available credit of $34.1 million from the FHLB, $59.1 million from the Federal Reserve Bank, and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $47.4 million and $337,000, respectively, at December 31, 2008.  Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and
Board of Directors
Valley Commerce Bancorp

We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 30, 2009

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and due from banks	$8,755,867	$9,297,346
Federal funds sold	13,390,000	-

Cash and cash equivalents	22,145,867	9,297,346

Available-for-sale investment securities, at fair value (Note 4 and 8)	42,018,000	56,615,000
Loans, less allowance for loan losses of $3,244,454 in 2008 and $1,757,591 in 2007 (Notes 5, 8, 10 and 14)	226,696,838	199,514,271
Bank premises and equipment, net (Notes 6 and 10)	3,974,845	3,037,063

Cash surrender value of bank-owned life insurance (Note 15)	6,421,863	6,184,531
Accrued interest receivable and other assets (Note 13)	4,841,565	4,432,665

Total assets	$306,098,978	$279,080,876

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$77,405,517	$66,992,568
Interest bearing (Note 7)	179,917,916	148,393,500

Total deposits	257,323,433	215,386,068

Accrued interest payable and other liabilities	2,357,915	1,778,548
FHLB advances (Note 8)	8,000,000	21,804,000
FHLB term borrowing (Note 8)	5,184,346	8,146,049

Junior subordinated deferrable interest debentures (Note 9)	3,093,000	3,093,000

Total liabilities	275,958,694	250,207,665

Commitments and contingencies (Note 10)

Shareholders' equity (Note 11):
Serial preferred stock - no par value; 10,000,000 shares authorized; none issued	-	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,473,739 shares in 2008 and 2,396,435 shares in 2007	24,684,529	23,511,066
Retained earnings	5,359,535	5,423,324
Accumulated other comprehensive gain (loss), net of taxes (Notes 4 and 16)	96,220	(61,179)

Total shareholders' equity	30,140,284	28,873,211

Total liabilities and shareholders’ equity	$306,098,978	$279,080,876

The accompanying notes are an integral
part of these consolidated financial statements

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
Interest and fees on loans	$15,509,954	$16,113,423	$14,448,209
Interest on investment securities:
Taxable	1,304,535	1,581,892	1,444,707
Exempt from Federal income taxes	798,960	771,368	719,117
Interest on Federal funds sold	170,389	3,658	137,749

Total interest income	17,783,838	18,470,341	16,749,782

Interest expense:
Interest on deposits (Note 7)	4,900,988	5,802,852	4,306,344
Interest on FHLB advances (Note 8)	296,170	695,062	610,911
Interest on FHLB term borrowings (Note 8)	302,670	362,665	380,212
Interest on junior subordinated deferrable interest debentures (Note 9)	218,672	270,690	263,310

Total interest expense	5,718,500	7,131,269	5,560,777

Net interest income before provision for loan losses	12,065,338	11,339,072	11,189,005

Provision for loan losses (Note 5)	1,600,000	-	-

Net interest income after provision for loan losses	10,465,338	11,339,072	11,189,005

Non-interest income:
Service charges	715,651	590,900	546,514
Gain (loss) on sale of available-for-sale investment securities, net (Note 4)	46,412	(1,145)	(52,737)
Mortgage loan brokerage fees	52,535	76,636	125,085
Earnings on cash surrender value of life insurance policies (Note 15)	252,796	258,134	153,394
Other	215,386	230,140	223,693

Total non-interest income	1,282,780	1,154,665	995,949

Non-interest expense:
Salaries and employee benefits (Notes 5 and 15)	5,127,725	4,770,498	4,260,909
Occupancy and equipment (Notes 6 and 10)	1,259,491	1,073,196	890,337
Other (Note 12)	2,766,313	2,855,193	2,501,930

Total non-interest expense	9,153,529	8,698,887	7,653,176

Income before provision for income taxes	2,594,589	3,794,850	4,531,778

Provision for income taxes (Note 13)	746,000	1,134,000	1,576,000

Net income	$1,848,589	$2,660,850	$2,955,778

Basic earnings per share (Note 11)	$0.75	$1.07	$1.22

Diluted earnings per share (Note 11)	$0.74	$1.03	$1.16

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
				Compre-	Total	Total
	Common Stock			hensive	Share-	Compre-
			Retained	Income (Loss)	holders’	hensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2006	2,087,508	$18,332,290	$4,122,088	$(545,121)	$21,909,257

Comprehensive income (Note 16):
Net income			2,955,778		2,955,778	$2,955,778
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities				269,119	269,119	269,119

Total comprehensive income						$3,224,897

Stock dividend	104,123	2,032,481	(2,032,481)
Cash paid for fractional shares			(5,004)		(5,004)
Stock options exercised and related tax benefit	24,134	280,230			280,230
Stock-based compensation expense		38,719			38,719

Balance, December 31, 2006	2,215,765	20,683,720	5,040,381	(276,002)	25,448,099

Comprehensive income (Note 16):
Net income			2,660,850		2,660,850	$2,660,850
Other comprehensive income, net of tax:
Net change in unrealized losses on available-for-sale investment securities			214,823		214,823	214,823

Total comprehensive income						$2,875,673

Stock dividend	110,603	2,158,974	(2,158,974)
Cash paid for fractional shares			(5,392)		(5,392)
Stock repurchase	(27,440)	(268,267)	(113,541)		(381,808)
Stock options exercised and related tax benefit	97,507	892,229			892,229
Stock-based compensation expense		44,410			44,410

Balance, December 31, 2007	2,396,435	23,511,066	5,423,324	(61,179)	28,873,211

(continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
				Compre-	Total	Total
	Common Stock			hensive	Share-	Compre-
			Retained	Income (Loss)	holders’	hensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2007	2,396,435	$23,511,066	$5,423,324	$(61,179)	$28,873,211
Cumulative effect of change in accounting principle, adoption of EITF 06-4 (Note 15)			(102,116)		(102,116)

Comprehensive income (Note 16):
Net income			1,848,589		1,848,589	$1,848,589
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale investment securities				157,399	157,399	157,399

Total comprehensive income						$2,005,988

Stock dividend	116,919	1,519,947	(1,519,947)
Cash paid for fractional shares			(3,489)			(3,489)
Stock repurchase	(54,734)	(534,211)	(286,826)		(821,037)
Stock options exercised and related tax benefit	15,119	127,844			127,844
Stock-based compensation expense		59,883			59,883

Balance, December 31, 2008	2,473,739	$24,684,529	$5,359,535	$96,220	$30,140,284

	2008	2007	2006
Disclosure of reclassification amount, net of taxes (Note 16):

Unrealized holding gains arising during the year	$184,713	$214,054	$235,394
Less: reclassification adjustment for gains (losses) included in net income	27,314	(769)	(33,725)

Net change in unrealized gains on available-for-sale investment securities	$157,399	$214,823	$269,119

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSILIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$1,848,589	$2,660,850	$2,955,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600,000	-	-
Increase (decrease) in deferred loan origination fees, net	36,969	(131,895)	(199,771)
Depreciation	466,069	315,365	242,116
Amortization of intangibles	7,718	62,538	62,538
(Gain) loss on sale of available-for-sale investment securities, net	(46,412)	1,145	52,737
Dividends on Federal Home Loan Bank stock	(82,100)	(79,100)	(54,900)
(Amortization) accretion of investment securities, net	(31,620)	(23,459)	38,099
Loss on disposition of premises and equipment	1,198	16,470	-
Provision for deferred income taxes	(935,000)	(77,000)	2,000
Tax benefits on stock-based compensation	(30,338)	(335,893)	(125,828)
Increase in cash surrender value of bank owned life insurance	(237,332)	(249,968)	(153,394)
Stock-based compensation expense	59,883	44,410	38,719
(Increase) decrease in accrued interest receivable and other assets	(35,637)	627,659	(354,558)
Increase in accrued interest payable and other liabilities	409,971	378,761	111,387

Net cash provided by operating activities	3,031,958	3,209,883	2,614,923

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	10,000,000	7,615,000	1,658,100
Proceeds from sales of available-for-sale investment securities	4,537,315	1,533,619	2,731,795
Purchases of available-for-sale investment securities	(2,949,149)	(12,530,396)	(11,082,486)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	3,341,502	2,427,545	2,152,829
Net increase in loans	(28,819,536)	(17,050,870)	(32,141,121)
Redemption (purchase) of Federal Home Loan Bank stock, net	636,500	246,400	(714,100)
Purchase of premises and equipment	(1,407,299)	(1,544,749)	(850,977)
Proceeds from sale of premises and equipment	2,250	8,028	-
Premiums paid for life insurance policies	-	-	(3,000,000)

Net cash used in investing activities	(14,658,417)	(19,295,423)	(41,245,960)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSILIDATED STATEMENT OF CASH FLOWS
(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from financing activities:
Net increase (decrease) in noninterest bearing and interest-bearing deposits	$11,873,611	$14,956,957	$(655,498)
Net increase (decrease) in time deposits	30,063,754	(7,147,058)	15,650,553
Proceeds from exercised stock options	97,506	556,336	154,402
Cash paid to repurchase common stock	(821,037)	(381,808)	-
Tax benefits from stock-based compensation	30,338	335,893	125,828
Proceeds from FHLB advances	8,000,000	4,204,000	17,600,000
Payments on FHLB advances	(21,804,000)	-	-
Payments on FHLB term borrowings	(2,961,703)	(401,589)	(591,982)
Cash paid to repurchase fractional shares	(3,489)	(5,392)	(5,004)

Net cash provided by financing activities	24,474,980	12,117,339	32,278,299

(Increase) decrease in cash and cash equivalents	12,848,521	(3,968,201)	(6,352,738)
Cash and cash equivalents at beginning of year	9,297,346	13,265,547	19,618,285

Cash and cash equivalents at end of year	$22,145,867	$9,297,346	$13,265,547

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$5,653,063	$7,184,869	$5,472,442
Income taxes	$1,727,000	$740,000	$1,750,000

Non-cash investing activities:
Net change in unrealized gain/loss on available-for-sale investment securities	$254,636	$340,454	$458,074

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         THE BUSINESS OF VALLEY COMMERCE BANCORP

On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank) in a bank holding company reorganization.  This corporate structure gives the Company and the Bank greater flexibility to expand and diversify.

The Bank commenced operations in 1996 and operates branches in Visalia, Fresno, Woodlake, Tipton and Tulare.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the Federal Deposit insurance Corporation (FDIC) Transaction Account Guarantee Program.  Under the program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Valley Business Bank.  All significant intercompany balances and transactions have been eliminated.

Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets in the consolidated balance sheet.  The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the consolidated balance sheet.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2008.

Stock Dividends

On May 20, 2008 and May 15, 2007 the Board of Directors declared a 5% stock dividend payable on June 25, 2008 and June 20, 2007, respectively, to shareholders of record on June 11, 2008 and June 6, 2007, respectively.  All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one day periods.  There was no cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2008.

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

An investment security is impaired when its fair value is less than its amortized cost.  Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank.  The investment is carried at cost.  At December 31, 2008, 2007, and 2006, Federal Home Loan Bank stock totaled $1,104,200, $1,658,600, and $1,825,900 respectively.  On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2008 and 2007, there were no loans being accounted for under this policy.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business.  The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company's service area.  In addition, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for credit losses. These agencies may require additions to the allowance for credit losses based on their judgment about information at the time of their examinations.

Classified loans and loans determined to be impaired are evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on historical loss rates as adjusted by management’s assessment of for each identified loan type to reflect current economic and market conditions.

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

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments.  Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit.  The allowance totaled $40,000 at December 31, 2008 and 2007, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  Subsequent gains or losses on sales or write downs resulting from impairment are recorded in other income or expenses as incurred.  The Company did not hold any other real estate as of December 31, 2008 and 2007.

Bank Premises and Equipment

Bank premises and equipment are carried at cost.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of premises are estimated to be twenty to thirty years.  The useful lives of furniture, fixtures and equipment are estimated to be two to ten years.  Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income or loss for the period.  The cost of maintenance and repairs is charged to expense as incurred.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consisted of core deposit intangibles related to branch acquisitions and were amortized using the straight-line method over ten years.  Amortization expense totaled $7,718 for December 31, 2008 and $62,538 for each of the years in the two-year period ended December 31, 2007.  The core deposit intangible was fully amortized during the year ended December 31, 2008.

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

Accounting for Uncertainty in Income Taxes

Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under the provisions of FIN 48 only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The Company previously recognized income tax positions based on management's estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

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

Stock-Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan and the Valley Commerce Bancorp 2007 Equity Incentive Plan, which are more fully described in Note 11.

During the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $59,883, $44,410 and $38,719, respectively.  As a result of recognizing the compensation expense, the Company’s net income was reduced by $52,971, $31,402 and $31,510, for years ended December 31, 2008, 2007 and 2006, respectively.  For the years ended December 31, 2008, 2007 and 2006 basic and diluted earnings per were not impacted as a result of recognizing the compensation expense.

As of December 31, 2008, there was $191,886 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Incentive and Stock Options Plans described more fully in Note 11.  That cost is expected to be recognized over a weighted average period of 1.84 years.

The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options.  The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plans.

There were no stock options granted in 2008. There were 40,425 stock options granted in 2007 and 11,025 in 2006.  The fair value of each option granted in 2007 and 2006 was estimated on the date of grant using an option-pricing model with the following assumptions:

	2007	2006

Weighted average fair value of options granted	$7.07	$7.61
Dividend yield	N/A	N/A
Expected volatility	28.22%	11.27%
Risk-free interest rate	3.49%	5.11%
Expected option life	7.5 years	7.5 years

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at certain measurement dates.  For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred.  The Bank adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any assets or liabilities during the year ended December 31, 2008.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Bank is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  This standard will change the Bank’s accounting treatment for business combinations on a prospective basis.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008. The implementation of SFAS No. 162 did not have any effect on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The disclosures about plan assets required by the FSP are effective for fiscal years ending after December 15, 2009. Early adoption is permitted.  The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.         FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$22,145,867	$22,145,867	$9,297,346	$9,297,346
Investment securities	42,018,000	42,018,000	56,615,000	56,615,000
Loans, net	226,696,838	220,628,940	199,514,271	192,838,151
Cash surrender value of life insurance policies	6,421,863	6,421,863	6,184,531	6,184,531
Accrued interest receivable	1,351,939	1,351,939	2,774,065	2,774,065
FHLB stock	1,104,200	1,104,200	1,658,600	1,658,600

Financial liabilities:
Deposits	$257,323,433	$256,576,304	$215,386,068	$214,836,974
FHLB advances	8,000,000	8,000,000	21,804,000	21,804,000
FHLB term borrowing	5,184,246	4,976,558	8,146,049	7,977,153
Junior subordinated deferrable interest debentures	3,093,000	866,000	3,093,000	3,093,000
Accrued interest payable	296,779	296,779	231,342	231,342

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2008 and 2007:

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.         FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments (Continued)

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

FHLB advances and term borrowings:  The fair values of fixed-rate borrowings are estimated by discounting their future cash flows using rates at each reporting date for similar instruments.  The fair values of variable rate borrowings are based on carrying value.

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

On January 1, 2008, the Bank adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements during 2008.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP is effective immediately, clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value based on the hierarchy:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.         FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments (Continued)

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

There were no changes in the valuation techniques used during 2008.  Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
		at December 31, 2008, Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Available-for-sale securities	$42,018,000	$-	$42,018,000	$-

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2008. Changes in fair market value are recorded in other comprehensive income.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.         FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		at December 31, 2008, Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Impaired loans	$2,420,903	$-	$-	$2,420,903

Impaired loans, all of which are measured for impairment using the fair value of the collateral because each loan is a collateral dependent loan, had a principal balance of $2,845,903 with a related valuation allowance of $425,000 at December 31, 2008.

4.         AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2008 and 2007 consisted of the following:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$247,220	$32,780	$-	$280,000
U.S. Government agencies	6,752,730	225,270	-	6,978,000
Mortgage-backed securities	15,101,739	553,862	(1,601)	15,654,000
Municipal securities	19,752,811	98,080	(744,891)	19,106,000

	$41,854,500	$909,992	$(746,492)	$42,018,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Net unrealized gains on available-for-sale investment securities totaling $163,500 were recorded, net of $67,280 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2008.  Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2008 totaled $4,537,315 and $46,412, respectively.

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$246,466	$17,401	$-	$263,867
U.S. Government agencies	17,297,622	62,845	(70,334)	$17,290,133
Mortgage-backed securities	16,853,448	191,633	(85,081)	16,960,000
Municipal securities	19,303,490	41,984	(226,474)	19,119,000
Corporate debt securities	3,005,110	651	(23,761)	2,982,000

	$56,706,136	$314.514	$(405,650)	$56,615,000

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.         AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2008 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed securities	$335,000	$(1,601)	$-	$-	$335,000	$(1,601)
Municipal securities	12,252,000	(528,257)	1,906,000	(216,634)	14,158,000	(744,891)
	$12,587,000	$(529,858)	$1,906,000	$(216,634)	$14,493,000	$(746,492)

Investment securities with unrealized losses at December 31, 2007 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$1,489,000	$(3,028)	$8,741,000	$(67,306)	$10,230,000	$(70,334)
Mortgage-backed securities	992,000	(632)	5,687,000	(84,449)	6,679,000	(85,081)
Municipal securities 12,384,000	(213,024)	1,035,000	(13,450)	13,419,000	(226,474)
Corporate debt securities			2,478,000	(23,761)	2,478,000	(23,761)
	$14,865,000	$(216,684)	$17,941,000	$(188,966)	$32,806,000	$(405,650)

Mortgage-backed Obligations

At December 31, 2008, the Company held 46 mortgage-backed obligations of which 4 were in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Municipal Securities

At December 31, 2008, the Company held 62 obligations of states and political subdivision securities of which 41 were in a loss position for less than twelve months and 5 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.         AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$999,716	$1,026,000
After one year through five years	3,555,306	3,699,000
After five years through ten years	5,549,324	5,638,000
After ten years	16,648,415	16,001,000
	26,752,761	26,364,000

Investment securities not due at a single maturity date:
Mortgage-backed securities	15,101,739	15,654,000

	$41,854,500	$42,018,000

At December 31, 2008 and 2007, all investment securities were pledged to secure either public deposits or borrowing arrangements.

5.         LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,

	2008	2007

Commercial	$58,324,986	$41,823,876
Real estate - mortgage	129,267,195	106,872,707
Real estate – construction	35,113,099	44,896,223
Agricultural	4,010,551	4,987,839
Consumer and other	3,566,210	2,994,997

	230,282,041	201,575,642

Deferred loan fees, net	(340,749)	(303,780)
Allowance for loan losses	(3,244,454)	(1,757,591)

	$226,696,838	$199,514,271

Certain loans were pledged to secure borrowing arrangements (see Note 8).

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.         LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2008	2007	2006

Balance, beginning of year	$1,757,591	$1,745,582	$1,766,115
Provision charged to operations	1,600,000	-	-
Losses charged to allowance	(141,456)	-	(20,833)
Recoveries	28,319	12,009	300

Balance, end of year	$3,244,454	$1,757,591	$1,745,582

The recorded investment in loans that were considered to be impaired totaled $4,932,424 of which $2,845,903 had a related allowance for loan losses of $425,000 at December 31, 2008.  At December 31, 2007, there were no loans considered to be impaired.  The average recorded investment in impaired loans for the year ended December 31, 2008 was $1,453,620. The average recorded investment in impaired loans for the year ended December 31, 2007 was $8,680.  The Company recognized $52,494 in interest income on a cash basis for impaired loans during the year ended December 31, 2008.  There was no interest income recognized on a cash basis for impaired loans during the years ended December 31, 2007, and 2006.

There was $4,932,424 in nonaccrual loans at December 31, 2008.  There were no nonaccrual loans at December 31, 2007.  There was $27,252 interest foregone on nonaccrual loans for the year ended December 31, 2008.  There was no interest foregone on nonaccrual loans for the years ended December 31, 2007 and 2006.

Salaries and employee benefits totaling $691,755, $687,155 and $551,154 have been deferred as loan origination costs during the years ended December 31, 2008, 2007 and 2006, respectively.

6.         PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2008	2007

Furniture and equipment	$2,805,728	$2,334,786
Construction in progress	5,957	756,617
Premises	2,094,517	614,477
Leasehold improvements	550,548	522,057
Land	601,530	452,320

	6,058,280	4,680,257
Less accumulated depreciation and amortization	(2,083,435)	(1,643,194)

	$3,974,845	$3,037,063

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Depreciation and amortization included in occupancy and equipment expense totaled $466,069, $315,365 and $242,116 for the years ended December 31, 2008, 2007 and 2006, respectively.

7.         INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2008	2007

Savings	$8,617,400	$8,355,350
Money market	46,369,197	48,844,837
NOW accounts	32,751,133	29,076,881
Time, $100,000 or more	66,781,933	44,013,799
Other time	25,398,253	18,102,633

	$179,917,916	$148,393,500

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2009	$89,582,767
2010	2,099,538
2011	1,828
2012	369,170
2013	126,883

$92,180,186

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2008	2007	2006

Savings	$32,431	$68,879	$95,780
Money market	1,108,286	1,545,160	1,175,225
NOW accounts	510,100	767,979	723,834
Time, $100,000 or more	2,414,599	2,453,317	1,491,363
Other time	835,572	967,517	820,142

	$4,900,988	$5,802,852	$4,306,344

At December 31, 2008, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $22,695,000 in 3 months or less, $34,703,000 over 3 months through 6 months, $8,062,000 over 6 months through 12 months, and $1,332,000 over 12 months.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deposit overdrafts reclassified as loan balances were $1,243,000 and $8,300 at December 31, 2008 and 2007, respectively.

8.         BORROWING ARRANGEMENTS

Lines of Credit

The Bank had an unsecured line of credit with one correspondent bank in the amount of $10,000,000 at December 31, 2008 and at December 31, 2007. The Bank also had an unsecured line of credit of $3,000,000 with a second correspondent bank at December 31, 2007.  This bank withdrew its correspondent line during 2008. There were no borrowings outstanding under either of these borrowing arrangements as of December 31, 2008 and 2007.

Federal Home Loan Bank Advances and Term Borrowings

At December 31, 2008 and 2007 the Bank could borrow up to 49% of pledged real estate mortgage loans from the Federal Home Loan Bank of San Francisco (FHLB).  As of December 31, 2008 and 2007, the Bank had pledged investment securities with total carrying market values of $9,150,000 and $30,048,000 respectively.  As of December 31, 2008 and 2007, the Bank had pledged loans with total carrying values of $61,189,000 and $56,102,000, respectively.  At December 31, 2008 borrowings were comprised of $8,000,000 in advances (less than twelve months) with fixed rate debt with a weighted average interest rate of 2.71%, and $5,184,346 of term borrowing fixed rate debt with a weighted average interest rate and maturity of 5.16% and 1.93 years, respectively. At December 31, 2007, the Company had $21,804,000 in advances (one day) adjustable rate debt with an interest rate of 3.25% and term borrowings totaling $8,146,049 with a weighted average interest rate and maturity of 4.38% and 2.2 years, respectively.

As of December 31, 2008 and 2007, outstanding term borrowings from the Federal Home Loan Bank (FHLB) consisted of the following:

2008			2007

Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

			$900,000	3.08%	March 6, 2008
			1,600,000	2.67%	May 27, 2008
			250,000	3.71%	October 22, 2008
$900,000	3.94%	April 27, 2009	900,000	3.94%	April 27, 2009
400,000	4.51%	May 12, 2009	400,000	4.51%	May 12, 2009
926,878	7.41%	June 22, 2010	953,614	7.41%	June 22, 2010
100,000	5.09%	May 12, 2011	100,000	5.09%	May 12, 2011
607,468	4.01%	December 6, 2011	792,435	4.01%	December 6, 2011
1,250,000	4.44%	December 6, 2011	1,250,000	4.44%	December 6, 2011
1,000,000	6.02%	January 2, 2012	1,000,000	6.02%	January 2, 2012

$5,184,346			$8,146,049

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.         BORROWING ARRANGEMENTS (Continued)

Federal Home Loan Bank Advances and Term Borrowings (Continued)

Future principal payments of outstanding FHLB advances are as follows:

Year Ending
December 31,

2009	$1,522,347
2010	1,100,351
2011	1,561,648
2012	1,000,000

$5,184,346

Federal Reserve Discount Window Borrowing Arrangement

At December 31, 2008 the Bank could borrow up to 75% of pledged commercial loans from the Federal Reserve Bank of San Francisco under the discount window borrowing program.  As of December 31, 2008, the Bank had pledged loans with total carrying values of $78,828,000.  There are no borrowings with the Federal Reserve Bank of San Francisco at December 31, 2008.

9.         JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  Valley Commerce Trust I (the "Trust") has issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000.  The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities.  The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 8.05% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly.  The Subordinated Debentures are redeemable by the Company on any January 7, April 7, July 7 or October 7 on or after April 7, 2008, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors.  The redemption price is par plus accrued interest, except in the case of redemption under a special event which is defined in the debenture.  The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the junior subordinated debentures and upon maturity of the junior subordinated debentures on April 7, 2033.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%.  For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30%.  As of December 31, 2008, the rate was 8.05%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures.  The Trust Preferred

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

10.         COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno and Visalia branch offices under noncancelable operating leases which expire in September 2017 and November 2009, respectively.  The Company’s administrative office is leased on a month to month basis.  Future minimum lease payments, including lease payments for the Visalia Branch office and Administrative office for 2009 only, are as follows:

Year Ending
December 31,

2009	$302,918
2010	94,942
2011	94,942
2012	99,828
2013	114,488
Thereafter	429,332
$1,136,450

Rental expense included in occupancy and equipment expense totaled $328,344, $309,657, and $293,504 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.         COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk:

	December 31,

	2008	2007

Commitments to extend credit	$47,408,977	$53,452,752
Standby letters of credit	$337,330	$209,463

Financial Instruments With Off-Balance-Sheet Risk (Continued)

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2008 or 2007.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2008, consumer loan commitments represent approximately 5% of total commitments and are generally unsecured.  Commercial loan commitments represent approximately 64% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 31% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2008, the maximum amount available for dividend distribution under this restriction was approximately $7,728,00.  In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 8).

As discussed more fully in Note 18, beginning in 2009 the Company will be restricted from paying dividends to shareholders of common stock without the consent of the United States Department of the Treasury (“Treasury”) due to its issuance of preferred stock to the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

		Weighted
	Net	Average
	Shares	Number of	Per Share
For the Year Ended	Income	Outstanding	Amount

December 31, 2008

Basic earnings per share	$1,848,589	2,471,550	$0.75

Effect of dilutive stock options		26,831

Diluted earnings per share	$1,848,589	2,498,381	$0.74

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.         SHAREHOLDERS' EQUITY (Continued)

Earnings Per Share (Continued)

December 31, 2007

Basic earnings per share	$2,660,850	2,476,271	$1.07

Effect of dilutive stock options		95,063

Diluted earnings per share	$2,660,850	2,571,334	$1.03

December 31, 2006

Basic earnings per share	$2,955,778	2,427,747	$1.22

Effect of dilutive stock options		122,787

Diluted earnings per share	$2,955,778	2,550,534	$1.16

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their antidilutive effect.  There were 47,775 and 11.025 options excluded from the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively.  There were no options excluded from the computation of diluted earnings per share for the years ended December 31, 2006.

Stock-Based Compensation

The Company has two active share based compensation plans.  On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance based awards and stock grants.  Under the Incentive Plan, 91,357 shares of common stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  There were no options granted during the year ended December 31, 2008.  During the year ended December 31, 2007 a total of 40,425 options were granted under the Incentive Plan.  On February 17, 2007 the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (‘Prior Plan”) expired.  Under the Prior Plan, 144,227 shares of common stock are reserved for issuance.  Subsequent to the 11,025 options granted during the year ended December 31, 2006, there were no additional options granted under the Prior Plan and no further grants may be made under this plan.  The purpose of the plans is to align the interests of management and the shareholders to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors also believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the stock must be paid in full at the time the option is exercised.  Payment in full for the option price must be made in cash, with Company common stock previously acquired by the optionee and held by the optionee for a period of at least six months or by net exercise in which options are surrendered for their ‘in-the-money” value.  The plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise.  The options expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  Upon grant, options vest ratably over a one to five year period.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.         SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)
A summary of the activity within the Plans follows:

	For the Year Ended December 31, 2008

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	IntrinsicValue

Incentive:
Options outstanding at January 1, 2006	39,378	$7.81
Options granted	-	-
Options exercised	(1,700)	6.70
Options cancelled	-	-
Options outstanding at December 31, 2006	37,678	$7.81
Options granted	40,425	13.81
Options exercised	(2,009)	6.47
Options cancelled	(638)	10.97
Options outstanding at December 31, 2007	75,456	11.03
Options granted	-	-
Options exercised	(362)	10.97
Options cancelled	(3,768)	13.74
Options outstanding at December 31, 2008	71,326	10.88	6.35 years	$82,368	(1)
Options vested or expected to vest at December 31, 2008	67,845	10.76	6.20 years	$76,043	(2)
Options exercisable at December 31, 2008	40,051	8.73	4.49 years	$82,368	(2)

Nonstatutory:
Options outstanding at January 1, 2006	224,629	$7.47
Options granted	11,025	17.69
Options exercised	(24,912)	5.74
Options cancelled	(1,093)	6.73
Options outstanding at December 31, 2006	209,649	$7.47
Options granted	-
Options exercised	(100,468)	6.03
Options cancelled	-
Options outstanding at December 31, 2007	109,181	8.67
Options granted	-	-
Options exercised	(14,774)	5.87
Options cancelled	-	-
Options outstanding at December 31, 2008	94,407	9.10	3.68 years	$189,989	(3)
Options vested or expected to vest at December 31, 2008	93,834	9.25	4.75 years	$56,487	(3)
Options exercisable at December 31, 2008	89,997	8.69	3.50 years	$180,764	(4)

(1)        46,042 options are excluded from intrinsic value because they are not in the money.
(2)        14,768 options are excluded from intrinsic value because they are not in the money.
(3)        32,905 options are excluded from intrinsic value because they are not in the money.
(4)        28,495 options are excluded from intrinsic value because they are not in the money.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.         SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2008.  There were 15,136, 102,477 and 26,612 options exercised during the years ended December 31, 2008, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $18,151, $1,152,962, and $331,737, respectively.  The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $155,492, $219,283, and $295,328, respectively.

Cash received from option exercise for the years ended December 31, 2008, 2007, and 2006 was $90,644, $556,335, and $154,402, respectively.  The total tax benefit of the non-qualified options exercised in 2008 and 2007, and 2006 was $30,338, $335,894 and $125,828, respectively.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The Company uses historical data to estimate expected option life.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2008 and 2007.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.         SHAREHOLDERS' EQUITY (Continued)

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

	December 31,

	2008		2007

	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$33,044,000	10.9%	$31,927,000	11.5%
Minimum regulatory requirement	$12,150,000	4.0%	$11,101,000	4.0%

Valley Business Bank	$32,751,000	10.8%	$31,538,000	11.4%
Minimum requirement for "Well-Capitalized" institution	$15,181,000	5.0%	$13,871,000	5.0%
Minimum regulatory requirement	$12,145,000	4.0%	$11,097,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$33,044,000	12.7%	$31,927,000	13.8%
Minimum regulatory requirement	$10,367,000	4.0%	$9,233,000	4.0%

Valley Business Bank	$32,751,000	12.6%	$31,538,000	13.7%
Minimum requirement for "Well-Capitalized" institution	$15,545,000	6.0%	$13,844,000	6.0%
Minimum regulatory requirement	$10,363,000	4.0%	$9,230,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$36,284,000	14.0%	$33,684,000	14.6%
Minimum regulatory requirement	$20,734,000	8.0%	$18,465,000	8.0%

Valley Business Bank	$35,990,000	13.9%	$33,296,000	14.4%
Minimum requirement for "Well-Capitalized" institution	$25,909,000	10.0%	$23,074,000	10.0%
Minimum regulatory requirement	$20,728,000	8.0%	$18,459,000	8.0%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.         SHAREHOLDERS' EQUITY (Continued)

Stock Repurchase

On November 13, 2007 the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan calls for the repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The repurchases will be made from time to time by the Company in the open market or privately negotiated transactions as conditions allow and all shares repurchased under this plan will be returned to authorized but unissued shares.  The number, price and timing of the repurchases shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  During 2008 the Company repurchased 57,385 shares at an average cost of $14.31 for a total cost of $821,037.  During 2007 the Company repurchased 28,811 shares at an average price of $13.25 for a total cost of $381,808.

As discussed more fully in Note 18, beginning in 2009, the Company will be restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.

12.         OTHER EXPENSES

Other expenses consisted of the following:
	Year Ended December 31,

	2008	2007	2006

Data processing	$523,943	$494,863	$459,981
Operations	508,533	479,803	454,229
Professional and legal	393,924	507,920	330,101
Promotional	273,259	304,774	268,374
Supplies	258,843	187,834	180,384
Telephone and postal	215,689	213,401	205,804
Assessment and insurance	180,925	197,225	114,270
Amortization expense	7,718	62,538	62,538
Other expenses	403,479	406,835	426,249

	$2,766,313	$2,855,193	$2,501,930

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.         INCOME TAXES

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Federal	State	Total

2008

Current	$1,206,000	$475,000	$1,681,000
Deferred	(707,000)	(228,000)	(935,000)

Provision for income taxes	$499,000	$247,000	$746,000

2007

Current	$809,000	$402,000	$1,211,000
Deferred	(40,000)	(37,000)	(77,000)

Provision for income taxes	$769,000	$365,000	$1,134,000

2006

Current	$1,107,000	$467,000	$1,574,000
Deferred	(6,000)	8,000	2,000

Provision for income taxes	$1.101,000	$475,000	$1,576,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.         INCOME TAXES  (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,

	2008	2007

Deferred tax assets:
Allowance for loan losses	$1,454,000	$740,000
Unrealized loss on available-for-sale investment securities		30,000
Deferred compensation	721,000	499,000
Intangible assets	76,000	92,000
Future benefit of state income tax deduction		20,000

Total deferred tax assets	2,251,000	1,381,000

Deferred tax liabilities:
Bank premises and equipment		(34,000)
Loan costs	(293,000)	(261,000)
Unrealized gain on available-for-sale investment securities	(67,000)
Other	(2,000)	(35,000)

Total deferred tax liabilities	(362,000)	(330,000)

Net deferred tax assets	$1,889,000	$1,051,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes.  The items comprising these differences consisted of the following:

	Year Ended December 31,

	2008	2007	2006

	Rate	Rate	Rate
Federal income tax expense, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	6.4%	7.2%	7.2%
Interest on obligations of states and political Subdivisions	(8.6)%	(6.0)%	(4.8)%
Net increase in cash surrender value of bank-owned life insurance	(3.1)%	(2.2)%	(1.2)%
Other	0.1%	(0.4)%	(3.1)%

Total income tax expense		28.8% 29.9%	34.8%

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2005, and by state and local taxing authorities for years ended before December 31, 2004.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2008 were not significant.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.         RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors.  These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2008:

Balance, January 1, 2008	$8,456,436

Disbursements	2,514,090
Amounts repaid	(2,819,898)

Balance, December 31, 2008	$8,150,628

Undisbursed commitments to related parties, December 31, 2008	$3,533,226

15.         EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997.  All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan.  Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law.  The Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees’ annual salary beginning in April 2006.  Prior to that the Company had matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary.  Company contributions vest at a rate of 20% annually.  Bank contributions for the years ended December 31, 2008, 2007, and 2006 totaled $117,036, $112,583, and $89,493 respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives.  In addition, the estimated present value of these future benefits, including the monthly payments and insurance premium costs, is accrued over the period from the effective dates of the plans until the participants' expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2008, 2007, and 2006 totaled $273,442, $229,774, and $184,807, respectively. Income earned on these policies, net of expenses, totaled $97,228, $111,813, and $108,034 for the years ended December 31, 2008, 2007 and 2006, respectively. Accrued compensation payable under the salary continuation plan totaled $1,528,921 and $1,081,498 at December 31, 2008 and 2007, respectively.  On January 1, 2008 the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements and recorded a liability of $102,116 for the future benefits or premiums to be provided to the participants with a corresponding reduction as a cumulative-effect adjustment to retained earnings.

In connection with these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,421,863 and $6,184,531 at December 31, 2008 and 2007, respectively.  Income earned on these policies, net of expenses, totaled $237,332, $249,968 and $153,394 for the years ended December 31, 2008, 2007 and 2006, respectively.  Income earned on these policies is not subject to Federal and state income tax.

16.         COMPREHENSIVE INCOME

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.         COMPREHENSIVE INCOME (Continued)

At December 31, 2008, 2007 and 2006, the Company held securities classified as available-for-sale which had unrealized gains as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$301,049	$(116,337)	$184,712
Reclassification adjustment for gains included in net income	46,412	(19,099)	27,313
Total other comprehensive Income	$254,637	$(97,238)	$157,399

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$339,309	$(125,255)	$214,054
Reclassification adjustment for losses included in net income	(1,145)	376	(769)

Total other comprehensive	$340,454	$(125,631)	$214,823

For the Year Ended December 31, 2006

Other comprehensive income:
Unrealized holding gains	$405,337	$(169,943)	$235,394
Reclassification adjustment for losses included in net income	(52,737)	19,012	(33,725)

Total other comprehensive Income	$458,074	$(188,955)	$269,119

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.         PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and due from banks	$207,831	$378,772
Investment in bank subsidiary	32,847,042	31,484,801
Other assets	287,430	214,957

	$33,342,303	$32,078,530

LIABILITIES AND
SHAREHOLDERS' EQUITY

Other liabilities	$109,019	$112,319
Junior subordinated debentures due to subsidiary grantor trust	3,093,000	3,093,000

Total liabilities	3,202,019	3,205,319

Shareholders' equity:
Common stock	24,684,529	23,511,066
Retained earnings	5,359,535	5,423,324
Accumulated other comprehensive loss,net of taxes	96,220	(61,179)

Total shareholders' equity	30,140,284	28,873,211

	$33,342,303	$32,078,530

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.         PARENT ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Dividends declared by bank subsidiary	$1,000,000	$-	$-
Earnings from investment in Valley Commerce Trust I	6,575	8,139	7,917

Miscellaneous other income	96	-	-
Total Income	1,006,671	8,139	7,917

Expenses:
Interest on junior subordinated deferrable interest Debentures	218,672	270,690	263,310
Other expenses	483,637	531,689	390,647

Total expenses	702,309	802,379	653,957

Income (loss) before equity in undistributed income of subsidiary	304,362	(794,240)	(646,040)

Equity in undistributed income of subsidiary	1,264,227	3,128,090	3,335,818

Income before income taxes	1,568,589	2,333,850	2,689,778

Income tax benefit	280,000	327,000	266,000

Net income	$1,848,589	$2,660,850	$2,955,778

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.         PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net income	$1,848,589	$2,660,850	$2,955,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary	(1,264,227)	(3,128,090)	(3,335,818)
Stock-based compensation expense	17,152	32,519	18,847
Tax benefits on stock-based compensation	(30,338)	(335,893)	(125,828)
(Increase) decrease in other assets	(42,135)	523,238	77,182
Decrease (increase) in other liabilities	(3,300)	8,041	(4,007)

Net cash provided by (used in) operating activities	525,741	(239,335)	(413,846)

Cash flows from financing activities:

Cash paid for fractional shares	(3,489)	(5,392)	(5,004)
Proceeds from the exercise of stock options	97,506	556,336	154,402
Tax benefits from stock-based compensation	30,338	335,893	125,828
Cash paid to repurchase common stock	(821,037)	(381,808)	-

Net cash (used in) provided by financing activities	(696,682)	505,029	275,226

Increase (decrease) in cash and cash equivalents	(170,941)	265,694	(138,620)

Cash and cash equivalents at beginning of year	378,772	113,078	251,698

Cash and cash equivalents at end of year	$207,831	$378,772	$113,078

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.         SUBSEQUENT EVENTS

Issuance of Preferred Stock to United States Department of the Treasury

On January 30, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385  shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C  stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000.  The Treasury exercised the Warrant immediately upon issuance.

The Series B Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant Preferred will pay cumulative dividends at a rate of 9% per annum until redemption.  The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred Stock has been redeemed, and prior to the end of three years, the Series B Preferred Stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009, permits the Company to redeem the Series B Preferred Stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

The Series B Preferred Stock and the Warrant Preferred were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Series B Preferred Stock and the Warrant Preferred as soon as practicable (but not later than 30 days) after demand by the United States Department of the Treasury.  Neither the Series B Preferred Stock nor the Warrant Preferred will be subject to any contractual restrictions on transfer, except that Treasury and its transferees shall not effect any transfer of the Preferred which would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Exchange Act.

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series B Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.  Furthermore, the Purchase Agreement allows Treasury to unilaterally amend the terms of the agreement.

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred Stock and Warrant Preferred to third parties.  After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share greater than 3% per annum; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or similar transaction.  From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole or the Treasury has transferred all of such equity securities to third parties.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.         SUBSEQUENT EVENTS (Continued)

Purchase of Office Building / Relocation of Headquarters

On February 20, 2009, the Company completed the purchase of an 18,700 square foot office building in Visalia, California.  The Company plans to relocate its administrative office and Visalia branch to the new facility in the latter part of 2009.

ITEM 9 – CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There is no information required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

    Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Management of Valley Commerce Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

Disclosure controls and procedures

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.  Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2008, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

    There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

    There is no information required to be disclosed under this Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2009 Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Items 11 will be included in the 2009 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

The information required by Items 12 will be included in the 2009 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 13 will be included in the 2009 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 14 will be included in the 2009 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

PART IV

ITEM 15 - EXHIBITS

Exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP
/s/ Donald A. Gilles
By:	Donald A. Gilles President and Chief Executive Officer
/s/ Roy O. Estridge
By:	Roy O. Estridge Executive Vice President and Chief Financial Officer
Date:	March 30, 2009

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
Signature	Title	Date
/s/ Donald A. Gilles	Director and Chief Executive	March 30, 2009
Donald A. Gilles	Officer (Principal Executive Officer)

/s/ Roy O. Estridge	Chief Financial Officer	March 30, 2009
Roy O. Estridge	(Principal Financial Officer and Principal Accounting Officer)

/s/ David B. Day	Director	March 30, 2009
David B. Day

/s/ Walter A. Dwelle	Chairman and Director	March 30, 2009
Walter A. Dwelle

/s/ Thomas A. Gaebe	Director	March 30, 2009
Thomas A. Gaebe

/s/ Philip R. Hammond, Jr.	Director	March 30, 2009
Philip R. Hammond, Jr.

/s/ Russell F. Hurley	Vice Chairman and Director	March 30, 2009
Russell F. Hurley

/s/ Fred P. LoBue, Jr.	Secretary and Director	March 30, 2009
Fred P. LoBue, Jr.

/s/ Kenneth H. Macklin	Director	March 30, 2009
Kenneth H. Macklin

/s/ Barry R. Smith	Director	March 30, 2009
Barry R. Smith

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Articles of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
4.3	Specimen Stock Certificate (2)
10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.2	Lease of premises at 200 South Court Street, Visalia (1)
10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)
10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)
10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)
10.6	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)
10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)
10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)
10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)
21	Subsidiaries of the Company (1)
23.2	Consent of Independant Registered Public Accounting Firm date March 27, 2009 (5)
24	Powers of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
_______________________________________
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.

(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 18, 2007.

(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on March 27, 2009.