Form 10-Q
period 2009-03-31
Valley Commerce Bancorp
filed 2009-05-15
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Exact name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,473,739 as of May 15, 2009.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2009	December 31, 2008

Assets
Cash and due from banks	$6,837,736	$8,755,867
Federal funds sold	7,840,000	13,390,000
Total cash and cash equivalents	14,677,736	22,145,867
Available-for-sale investment securities, at fair value	46,232,000	42,018,000
Loans, less allowance for loan losses of $3,644,604 at March 31, 2009 and $3,244,454 at December 31, 2008 (Note 3)	230,400,201	226,696,838
Bank premises and equipment, net	7,626,545	3,974,845
Cash surrender value of bank-owned life insurance	6,491,781	6,421,863
Accrued interest receivable and other assets	4,833,500	4,841,565
Total assets	$310,261,763	$306,098,978

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$66,852,346	$77,405,517
Interest bearing	194,060,000	179,917,916
Total deposits	260,912,346	257,323,433

Accrued interest payable and other liabilities	2,984,727	2,357,915
Short-term debt	-	8,000,000
Long-term debt	5,129,778	5,184,346
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	272,119,851	275,958,694

Commitments and contingencies (Note 5)

Shareholders’ equity (Note 6, 11 and 13):
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at March 31, 2009 and none issued at December 31, 2008	7,692,040	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,473,739 shares at March 31, 2009 and December 31, 2008	24,535,483	24,684,529
Retained earnings	5,757,043	5,359,535
Accumulated other comprehensive income , net of taxes (Note 8)	157,346	96,220
Total shareholders’ equity	38,141,912	30,140,284
Total liabilities and shareholders’ equity	$310,261,763	$306,098,978

See notes to unaudited condensed consolidated financial statements.

Index

 VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008

Interest Income:
Interest and fees on loans	$3,711,367	$3,847,216
Interest on investment securities:
Taxable	306,448	405,665
Exempt from Federal income taxes	196,541	195,552
Interest on Federal funds sold	8,562	593
Total interest income	4,222,918	4,449,026

Interest Expense:
Interest on deposits	1,029,783	1,206,376
Interest on short-term borrowings	25,255	137,127
Interest on long-term borrowings	66,093	86,790
Interest on junior subordinated deferrable interest debentures	36,219	59,681
Total interest expense	1,157,350	1,489,974

Net interest income before provision for loan losses	3,065,568	2,959,052

Provision for Loan Losses	400,000	400,000
Net interest income after provision for loan losses	2,665,568	2,559,052

Non-Interest Income:
Service charges	178,492	170,450
Mortgage loan brokerage fees	12,500	8,080
Earnings on cash surrender value of life insurance policies	74,436	65,754
Other	51,231	46,794
Total non-interest income	316,659	291,078

Non-Interest Expense:
Salaries and employee benefits	1,286,735	1,283,269
Occupancy and equipment	380,599	285,992
Other	852,043	706,186
Total non-interest expense	2,519,377	2,275,447

Income before provision for income taxes	462,850	574,683

Provision for Income Taxes	116,000	157,000

Net income	346,850	417,683
Dividends accrued and discount accreted on
preferred shares	91,972	-
Net income available to common shareholders	$254,878	$417,683

Basic earnings per share (Notes 7)	$0.10	$0.16

Diluted earnings per share (Notes 7)	$0.10	$0.15

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$346,850	$417,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400,000	400,000
Increase (decrease) in deferred loan origination fees, net	23,013	(2,196)
Depreciation	171,865	103,803
Amortization of intangibles	-	7,718
Dividends on Federal Home Loan Bank stock	-	(22,200)
Gain on sale of investment securities	(4,062)	-
Accretion of discounts of premiums on investment securities, net	(10,395)	(20,338)
Increase in cash surrender value of bank owned life insurance	(69,918)	(62,333)
Stock-based compensation expense	14,695	18,633
Increase (decrease) in accrued interest receivable and other assets	8,065	(30,597)
Increase in accrued interest payable and other liabilities	483,820	270,145
Net cash provided by operating activities	1,363,933	1,080,318

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	-	6,500,000
Proceeds from sales of available-for-sale investment securities	1,579,550	-
Purchases of available-for-sale investment securities	(6,689,291)	-
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,014,066	854,090
Net increase in loans	(4,126,376)	(11,556,392)
Purchase of premises and equipment	(3,823,565)	(243,050)
Net cash used in investing activities	$(12,045,616)	$(4,445,352)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Three Months
	Ended March 31,
	2009	2008

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$8,906,508	$5,455,831
Net (decrease) increase in time deposits	(5,317,595)	8,324,503
Proceeds from exercised stock options	-	4,175
Proceeds from issuance of preferred stock	7,679,207	-
Cash paid to repurchase common stock	-	(804,118)
Net decrease in short-term borrowings	(8,000,000)	(2,641,000)
Payments on long-term advances	(54,568)	(951,958)
Net cash provided by financing activities	3,213,552	9,387,433

(Decrease) increase in cash and cash equivalents	(7,468,131)	6,022,399
Cash and Cash Equivalents at Beginning of Period	22,145,867	9,297,346
Cash and Cash Equivalents at End of Period	$14,677,736	$15,319,745

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,288,382	$1,444,561
Income taxes	$460,000	$-

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	$103,868	$490,498

Non-Cash Financing Activities:
Accrued dividends on preferred stock	$100,250	N/A
Cumulative effect of adopting EITF 06-04	$-	$102,115

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

The Bank commenced operations in 1996 under the name Bank of Visalia and changed its name during 2005 to Valley Business Bank.  The Bank operates branches in Visalia, Fresno, Woodlake, Tipton, and Tulare.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.            BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at March 31, 2009 and December 31, 2008, the results of its operations for the three-month periods ended March 31, 2009 and 2008, and its cash flows for the three-month periods ended March 31, 2009 and 2008 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however the Company believes that the disclosures made are adequate to make the information not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

Index

3.           LOANS

Outstanding loans are summarized below, in thousands:
	March 31, 2009	December 31, 2008
Commercial	$61,290,756	$58,324,986
Real estate – mortgage	131,540,399	129,267,195
Real estate – construction	33,896,087	35,113,099
Agricultural	4,554,428	4,010,551
Consumer	3,126,897	3,566,210
	234,408,567	230,282,041

Deferred loan fees, net	(363,762)	(340,749)
Allowance for loan losses	(3,644,604)	(3,244,454)
	$230,400,201	$226,696,838

4.           BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:
	March 31, 2009	December 31, 2008
Furniture and equipment	$2,821,909	$2,805,728
Premises	2,094,517	2,094,517
Leasehold improvements	550,548	550,548
Construction in progress	3,813,341	5,957
Land	601,530	601,530
	9,881,845	6,058,280

Less accumulated depreciation and amortization	(2,255,300)	(2,083,435)
	$7,626,545	$3,974,845

During February of 2009, the Company purchased an office building in Visalia, California.  The Company plans to relocate its administrative office and Visalia branch to the new facility in the latter part of 2009.

5.           COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $45.4 million and $47.4 million  and letters of credit of $302,000 and $337,000 at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, consumer loan commitments, which are generally unsecured, represent approximately 5% of total commitments.  Agricultural loan commitments represent approximately 3% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 66% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 26% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

6.           STOCK-BASED COMPENSATION

The Company has two active share based compensation plans; the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”) for which 95,925 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements and the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (‘Prior Plan”) for which 151,438 shares of common stock are reserved for issuance, however, no further grants may be made under this plan as it expired in February 2007.  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants.  The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

During the three-month periods ended March 31, 2009 and March 31, 2008, no options were granted by the Company. Compensation costs related to stock options recognized in operating results under SFAS No. 123R was $14,695 and $18,633 in the three months ended March 31, 2009 and 2008, respectively.  Compensation expense is recognized over the vesting period on a straight line accounting basis.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.

The following table summarizes information about stock option activity for the three months ended March 31, 2009:

	For the Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Incentive:
Options outstanding at January 1, 2009	74,878	$10.36
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2009	74,878	$10.36	6.11 years	$-
Options vested or expected to vest at March 31, 2009	54,599	$11.64	6.29 years	$-
Options exercisable at March 31, 2009	44,020	$8.41	4.27 years	$-

Nonstatutory:
Options outstanding at January 1, 2009	99,121	$-
Options granted	-	-
Options exercised	-	-
Options cancelled	-
Options outstanding at March 31, 2009	99,121	$8.68	3.46 years	$-
Options vested or expected to vest at March 31, 2009	93,379	$8.28	4.51 years	$-
Options exercisable at March 31, 2009	94,490	$8.28	3.28 years	$-

(1)  All  incentive and non-statutory options are excluded from the intrinsic value calculation in the table above because the exercise price is greater than the stock price at March 31, 2009.

Index

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2009.  There were no stock options exercised during the three months ended March 31, 2009.  The total fair value of shares vested during the quarter ended March 31, 2009 was $36,099.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of March 31, 2009, there was $177,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 3.74 years and will be adjusted for subsequent changes in estimated forfeitures.

7.           EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period plus the dilutive effect of options.  Earnings per share computations have been adjusted to reflect the stock dividend declared on April 21, 2009, as well as retroactively adjusted to reflect the stock dividend paid to shareholders of record on June 11, 2008.

	For the Three Months
	Ended March 31,
	2009	2008
Net Income:
Net income	$346,850	$417,683
Dividends accrued and discount accreted on preferred shares	91,972	-
Net income (loss) allocated to common shareholders	$254,878	$417,683

Earnings Per Share:
Basic earnings per share	$0.10	$0.16
Diluted earnings per share	$0.10	$0.15
Weighted Average Number of Shares Outstanding:
Basic shares	2,597,425	2,618,467
Diluted shares	2,597,425	2,662,842

There were 173,999 and 11,576 options excluded from the computation of diluted earnings per share for the 2009 and 2008 periods as they were identified as antidilutive.

8.           COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

Net income	$346,850	$417,683
Other comprehensive income:
Unrealized holding gains on available-for-sale investment securities, net of tax	61,126	490,498
Total comprehensive income	$407,976	$908,181

Index

9.            INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2009.

10.           STOCK REPURCHASE

On November 13, 2007, the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan provides for the repurchase of up to an aggregate of $3,000,000 of the Company’s common stock.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  There were no shares repurchased during the quarter ended March 31, 2009.  During the quarter ended March 31, 2008, the Company repurchased 58,467 shares for a total cost of $804,118 or an average price of $13.75 per share.  Since the plan was adopted the Company has repurchased 90,505 shares for a total cost of $1,202,846 at an average price of $13.29 per share.

Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.  See Note 11.

11.           PREFERRED STOCK

On January 30, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385  shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C  stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000 and were recorded net of $20,793 in offering costs.  The Treasury exercised the Warrant immediately upon issuance.

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

Index

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

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred Stock and Warrant Preferred to third parties.  After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or similar transaction.  From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole or the Treasury has transferred all of such equity securities to third parties.

12.           FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2009.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Index

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at March 31, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:

Available-for-sale investment securities	$46,232,000	—	$46,232,000	—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income.

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at March 31, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:

Impaired loans	$2,700,000	—	$2,700,000	$—

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had outstanding principal balances of $2.7 million with a valuation allowance of $581,000 at March 31, 2009 compared to impaired loans with a principal balance of $2.8 million with a related valuation allowance of $425,000 at December 31, 2008.  Declines in the fair value of collateral on impaired loans and were the primary cause of the increase in specific allocations of the allowance for loan losses of $156,000 during the three months ended March 31, 2009.

13.           SUBSEQUENT EVENT - STOCK DIVIDEND

At a regularly scheduled meeting held April 21, 2009, the Board of Directors of Valley Commerce Bancorp approved a 5% stock dividend to be issued to shareholders in mid-June.  The stock dividend will be provided to shareholders of record as of June 10, 2009.  All share and per share data included in these first quarter 2009 financial statements have been adjusted as if the dividend was issued at the beginning of the quarter.

14.           RECENT ACCOUTING DEVELOPMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.

Index

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in Item 1, Financial Statements ,in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

Overview

Valley Commerce Bancorp (the Company) is the holding company for Valley Business Bank (the Bank), a California state chartered bank.  The Company’s principal business is to provide financial services through its banking subsidiary in its primary market areas of Tulare and Fresno Counties in California.  The Company derives its income primarily from interest and fees earned on loans, and, to a lesser extent, interest on investment securities, fees for services provided to deposit customers, and fees from the brokerage of loans.  The Bank’s major operating expenses are interest paid on deposits and borrowings and general operating expenses, consisting primarily of salaries and employee benefits and, to a lesser extent, occupancy and equipment, data processing, FDIC insurance premiums, and operations.  The Company does not currently conduct any operations other than through the Bank.

The Company earned net income of $347,000 or $0.10 per diluted share, for the quarter ended March 31, 2009, compared to $418,000, or $0.15 per diluted share, for the quarter ended March 31, 2008.  The decrease in earnings resulted from increases in non-interest expense partially offset by increases in net interest income.  The accrual of an industry-wide special and other general assessments announced by the FDIC in February 2009 was the primary reason for the increase in non-interest expense.  While net interest income increased, the decrease in diluted earnings per share resulted primarily from preferred stock dividends issued to the United States Treasury in the first quarter of 2009.  The preferred dividends reduced the amount of net income available to common shareholders in the earnings per share calculation.

The annualized quarterly return on average assets for the 2009 and 2008 periods was 0.45% and 0.60%, respectively.  The annualized quarterly return on average shareholders’ equity for the 2009 and 2008 periods was 3.92% and 5.76%, respectively.

At March 31, 2009, the Company’s total assets were $310.3 million, representing an increase of $20.4 million or 7% compared to March 31, 2008.  Total loans, net of the allowance for loan losses, were $230.4 million at March 31, 2009, representing an increase of $19.7 million or 9% compared to March 31, 2008.  Total deposits were $260.9 million at March 31, 2009, representing an increase of $31.7 million or 14% compared to March 31, 2008.  Comparing March 31, 2009 and December 31, 2008 balances, total assets increased by $4.2 million or 1%, total net loans increased by $3.7 million or 2%, and total deposits increased by $3.6 million or 1%.

At March 31, 2009, the Company’s leverage ratio was 13.2% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 15.5% and 16.7%, respectively.  At December 31, 2008, the Company’s leverage ratio was 10.9% while its tier 1 risk-based capital ratio and total risk-based capital ratio were 12.7% and 14.0%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at March 31, 2008 were 11.2%, 13.1% and 14.0%, respectively.  The Company’s capital ratios increased between March 31, 2009 and the prior periods primarily as a result of the issuance of preferred stock to the United States Department of Treasury on January 30, 2009.  The Company issued  and sold 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred stock, Series C stock for a combined price of $7.7 million.  The Treasury exercised the warrant immediately upon issuance.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.

Index

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs Three months ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	income/	Yield/	Average	income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	cost
ASSETS
Federal funds sold	$12,990	$9	0.28%	$94	$1	2.54%
Available-for-sale investment securities:
Taxable	23,983	306	5.17%	34,029	405	4.79%
Exempt from Federal income taxes (1)	19,512	197	6.20%	19,306	196	6.19%
Total securities (1)	43,495	503	5.64%	53,335	601	5.29%
Loans (2) (3)	232,393	3,711	6.48%	207,276	3,847	7.46%
Total interest-earning assets (1)	288,878	4,223	6.07%	260,705	4,449	7.08%
Noninterest-earning assets, net of allowance for loan losses	20,999			19,661
Total assets	$309,877			$280,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest-bearing	$99,067	$355	1.45%	$94,035	$521	2.23%
Time deposits less than $100,000	25,375	177	2.83%	18,027	179	3.99%
Time deposits $100,000 or more	66,117	498	3.05%	44,788	506	4.54%
Total interest-bearing deposits	190,559	1,030	2.19%	156,850	1,206	3.09%
Short-term debt	4,244	25	2.39%	18,282	137	3.01%
Long-term debt	5,152	66	5.20%	7,859	87	4.45%
Junior subordinated deferrable interest debentures	3,093	36	4.72%	3,093	60	7.80%
Total interest-bearing liabilities	203,048	1,157	2.31%	186,084	1,490	3.22%
Noninterest-bearing deposits	68,873			63,057
Other liabilities	2,038			2,050
Total liabilities	273,959			251,191
Shareholders’ equity	35,918			29,175
Total liabilities and shareholders’ equity	$309,877			$280,366
Net interest income and margin (1)		$3,066	4.41%		$2,959	4.72%

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

(3) Interest income on loans includes amortized loan fees, net of costs, of $28 and $60 for 2009 and 2008, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2009 and 2008.

Changes in net interest income due to changes in volumes and rates

	2009 period vs 2008 period
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$81	$(73)	$8
Investment securities
Taxable	(119)	20	(99)
Exempt from Federal income taxes	3	(2)	1
Total securities	(116)	18	(98)
Loans	462	(598)	(136)
Total interest income	$427	$(653)	$(226)

(Decrease) increase in interest expense:
Other interest bearing deposits	28	(194)	(166)
Time deposits less than $100,000	72	(74)	(2)
Time deposits $100,000 or more	239	(247)	(8)
Total interest-bearing deposits	339	(515)	(176)
Short-term debt	(104)	(8)	(112)
Long-term debt	(30)	9	(21)
Junior subordinated deferrable interest debentures	-	(24)	(24)
Total interest expense	205	(538)	(333)
Increase (decrease) in net interest income	$222	$(115)	$107

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Total interest income for the three-month periods ended March 31, 2009 and 2008 was $4.2 million and $4.5 million, respectively, a decrease $226,000 or 5%.  The weighted average taxable-equivalent yield on total interest-earning assets was 6.07% in the 2009 period compared to 7.08% in the 2008 period, a reduction of 101 basis points.  The decrease was primarily due to declining yields on loans.  Despite a $25.1 million or 12% increase in average loans, the Company’s interest income from loans decreased by $136,000 due to the average yield decreasing from 7.46% in the 2008 period to 6.48% in the 2009 period, a change of 98 basis points.   This primarily reflected the impact of Fed rate decreases totaling 275 basis points occurring in the period from April 2008 to March 2009 and its impact on the variable priced portion of the Company’s loan portfolio.  At March 31, 2009, approximately 68% of the Company’s loan portfolio was variable rate loans.  In addition, there was a decrease in investment securities income as average available-for-sale securities decreased by $9.8 million or 18%, due primarily to called and matured securities.

Total interest expense for the three-month period ended March 31, 2009 was $1.2 million, a decrease of $333,000 or 22% from the same period in 2008.  The average rate paid on interest-bearing liabilities was 2.31% in the 2009 period compared to 3.22% in the 2008 period, a reduction of 91 basis points.  Average total interest-bearing liabilities in the 2009 period increased by $17.0 million or 9% compared to the 2008 period.  This included an increase in average interest bearing deposits of $5.0 million or 5%, an increase of $5.8 million or 9% in average non-interest bearing deposits, and an increase of $28.7 million or 46% in average time deposits due primarily to local deposit growth. These increases were offset by a$16.7 million or 64% decrease in the Company’s combined short-term and long-term debt.

Index

Due to the factors described in the preceding paragraphs, net interest income increased to $3.1 million for the 2009 period compared to $3.0 million for the 2008 period.   Changes in the volumes of interest earning assets and interest bearing liabilities caused the Company’s net interest income to increase by $222,000, while changes in interest rates on these same accounts caused net interest income to decrease by $115,000.

The Company’s net interest margin on a taxable equivalent basis decreased 31 bps from 4.72% during the three months ended March 31, 2008 to 4.41% during the three months ended March 31, 2009.  The Company maintained a fairly steady net interest margin despite Fed funds rate decreases totaling 275 basis points during the period April 2008 to March 2009.  This was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $400,000 loan loss provision was recorded during both the first quarter of 2009 and the first quarter of 2008.  Management determined the first quarter provision for loan loss after consideration of current economic conditions in the Bank’s primary markets.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2009 and 2008 totaled $317,000 in the first quarter of 2009 compared to $291,000 in the first quarter of 2008, an increase of $26,000 or 9%.  The components of non-interest income during each period were as follows:

	Non-interest income Quarter ended March 31,
(in thousands)	2009	2008	Increase (Decrease)
Service charges on deposit accounts	$178	$170	$8
Mortgage loan brokerage fees	13	8	5
Earnings on cash surrender value of life insurance policies	75	66	9
Other	51	47	4
Total non-interest income	$317	$291	$26

Service charges on deposit accounts increased $8,000 due to a $19,000 increase in account analysis charges offset by a $11,000 decrease in non-sufficient funds and overdraft charges.  Mortgage loan brokerage fees increased by $5,000 due to higher volumes of refinance activity in the residential real estate market.  Within the other category, the Federal Home Loan Bank (“FHLB”) dividend income decreased $11,000 due to the cessation of FHLB dividends in the 2009 period. This was offset by rental income of $14,000 from an office building purchased to house the Company’s Visalia branch, and administrative offices at a future date.

Non-Interest Expense

Non-interest expense was $2.5 million in the first quarter of 2009 compared to $2.3 million in the first quarter of 2008, an increase of $244,000 or 11%. Assessment and insurance expense increased by $145,000 or 234% as Federal Deposit Insurance Corporation assessments increased due to higher assessment rates and an industry-wide special assessment.  Occupancy and equipment expense increased by $95,000 primarily due to expenses related to the planned relocation of the Visalia offices to a larger facility in the latter part of 2009.

Index

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2009 and 2008:

	Non-interest expense Quarter ended March 31,
(in thousands)	2009	2008	Increase (Decrease)
Salaries and employee benefits	$1,287	$1,283	$4
Occupancy and equipment	381	286	95
Assessments and insurance	207	62	145
Data processing	136	129	7
Operations	121	127	(6)
Professional and legal	117	128	(11)
Advertising and business development	56	54	2
Telephone and postal	53	51	2
Supplies	40	36	4
Amortization expense	-	8	(8)
Other expenses	121	111	10
Total noninterest expense	$2,519	$2,275	$244

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2009 and 2008 was $116,000 and $157,000, respectively.  The effective tax rate for these periods was 25.1%, and 27.3%, respectively.  The decrease in effective tax rate was primarily due to lower pretax income in the 2009 period which magnified the impact of permanent tax differences in the computation of the effective tax rate.

Financial Condition

Fair Value

SFAS No. 157, Fair Value Measurements, which requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	Market value of securities available for sale March 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$247	$29	$-	$276
U.S. government agencies	7,752	218	-	7,970
Mortgage-backed securities	19,282	637	(1)	19,918
Municipal securities	18,684	41	(657)	18,068
Total	$45,965	$925	$(658)	$46,232

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$247	$33	$-	$280
U.S. government agencies	6,753	225	-	6,978
Mortgage-backed securities	15,102	554	(2)	15,654
Municipal securities	19,753	98	(745)	19,106
Total	$41,855	$910	$(747)	$42,018

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	March 31, 2009		December 31, 2008
Commercial	$61,291	26%	$58,325	25%
Real estate – mortgage (1)	131,540	56	129,267	56
Real estate – construction	33,896	15	35,113	15
Agricultural	4,554	2	4,011	2
Consumer and other	3,127	1	3,566	2
Subtotal	234,408	100%	230,282	100%
Deferred loan fees, net	(364)		(341)
Allowance for loan losses	(3,644)		(3,244)
Total loans, net	$230,400		$226,697

(1) Consists primarily of commercial mortgage loans.

During the three months ended March 31, 2009, loan growth occurred in the categories of commercial and real estate-mortgage.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, for business expansion purposes.

Nonperforming Assets.  There was $3.1 million in nonperforming assets at March 31, 2009 which was comprised of six nonaccrual loans.  Of the $3.1 million in nonperforming assets, management has identified $2.7 million for which management has established specific loss reserves of $581,000.  There were $4.9 million in nonperforming assets at December 31, 2008 of which management had identified $2.8 million with a related valuation allowance of $425,000.

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

The allowance for loan losses totaled $3.6 million or 1.56% of total loans at March 31, 2009.  This compared to $3.2 million or 1.41% at December 31, 2008.   Management determined the allowance for loan losses after consideration of current economic conditions, including a significant decline in real estate values in the Bank’s primary markets.  There were no charge-offs or recoveries during the first quarter of 2009.  The Company recorded $12,000 in net charge-offs during the first quarter of 2008.

Management determined the allowance for loan losses at March 31, 2009 based on its assessment of probable loan losses from declining real estate values and other recessionary conditions.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

Index

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

	Changes in allowance for loan losses Three months ended March 31,
(dollars in thousands)	2009	2008

Balance, beginning of period	$3,244	$1,758
Provision for loan losses	400	400
Charge-offs		(12)
Recoveries	-	-
Balance, end of period	$3,644	$2,146

Net charge-offs to average loans outstanding	(0.000%)	(0.006%)
Average loans outstanding	$232,393	$207,276
Ending allowance to total loans outstanding	1.56%	1.01%

Premises and equipment

During February of 2009, the Company purchased an 18,700 square foot office building in Visalia, California for $3.8 million.  The Company plans to relocate its administrative office and Visalia branch to the new facility and does not plan to renew its existing leases for the Visalia branch and administrative offices which conclude their terms in the latter part of 2009.

Deposits

Total deposits were $260.9 million as of March 31, 2009, an increase of $3.6 million or 1% from the December 31, 2008 balance of $257.3 million.  Interest-bearing deposits increased by $19.5 million or 22%, during the three month period ended March 31, 2009.  Non-interest bearing and time deposits decreased by $10.6 million or 14% and $5.3 million or 6%, respectively during the three month period ended March 31, 2009.  Brokered deposits included in time deposits at March 31, 2009 and December 31, 2008 totaled $11.2 million and $15.9 million, respectively.

Total deposits at March 31, 2009 and December 31, 2008 are summarized in the following table:

	Deposit Portfolio
(dollars in thousands)	March 31, 2009		December 31, 2008
Non-interest bearing	$66,852	26%	$77,406	30%
Interest bearing	107,197	41	87,737	34
Time deposits	86,863	33	92,180	36
Total Deposits	$260,912	100%	$257,323	100%

Federal Home Loan Bank Borrowings

At March 31, 2009, the Company had outstanding long-term Fixed rate borrowings from the Federal Home Loan Bank totaling $5.1 million and no short term debt.  At December 31, 2008, the Company had $8.0 million in short-term debt and $5.2 million in long-term debt.  At March 31, 2009, the long-term weighted average borrowing rate was 5.20%.  The remaining principal balance of long-term debt is scheduled to mature at various dates ending in January 2012.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million balance of junior subordinated deferrable interest debentures at March 31, 2009 was unchanged from December 31, 2008.  The rate of interest paid on these debentures was 4.72% at March 31, 2009 compared to 7.80% at December 31, 2008.

Index

Capital Resources

The Company’s shareholders’ equity was $38.2 million at March 31, 2009 and $30.1 million at December 31, 2008.  The increase resulted from net income of $347,000 for the three months ended March 31, 2009, and the issuance of $7.7 million of preferred stock to the U.S. Treasury.

On January 30, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385  shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C  stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7.7 million.  The Treasury exercised the Warrant immediately upon issuance.

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

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred Stock and Warrant Preferred to third parties.  After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or similar transaction.  From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole or the Treasury has transferred all of such equity securities to third parties.

Index

Management considers capital requirements as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s risk-based capital ratios as of March 31, 2009 and December 31, 2008:

	Capital and capital adequacy ratios Quarter ended
	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp And Subsidiary	$41,016	13.2%	$33,044	10.9%
Minimum regulatory requirement	$12,395	4.0%	$12,150	4.0%

Valley Business Bank	$40,816	13.2%	$32,751	10.8%
Minimum requirement for “Well- Capitalized” institution	$15,488	5.0%	$15,181	5.0%
Minimum regulatory requirement	$12,390	4.0%	$12,145	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp And Subsidiary	$41,016	15.5%	$33,044	12.7%
Minimum regulatory requirement	$10,622	4.0%	$10,367	4.0%

Valley Business Bank	$40,816	15.4%	$32,751	12.6%
Minimum requirement for “Well- Capitalized” institution	$15,929	6.0%	$15,545	6.0%
Minimum regulatory requirement	$10,618	4.0%	$10,363	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp And Subsidiary	$44,339	16.7%	$36,284	14.0%
Minimum regulatory requirement	$21,243	8.0%	$20,734	8.0%

Valley Business Bank	$44,170	16.6%	$35,990	13.9%
Minimum requirement for “Well- Capitalized” institution	$26,547	10.0%	$25,909	10.0%
Minimum regulatory requirement	$21,238	8.0%	$20,728	8.0%

At March 31, 2009 and December 31, 2008, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 capital, subject to regulatory limitation.  At March 31, 2009, and December 31, 2008, $3.0 million of trust preferred securities was included in Tier 1 capital.

The Company commenced a stock repurchase program in November 2007.  The program is subject to restrictions contained in the Securities Purchase Agreement between the Company and the United States Treasury under which the Company issued $7.7 million of preferred stock to the Treasury on January 30, 2009.  The Purchase Agreement contains provisions that restrict the Company’s ability to repurchase Valley Commerce Bancorp common stock.  Under the Purchase Agreement, prior to January 30, 2012, unless the Company has redeemed the Preferred Shares, or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for the Company to redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

Index

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets as of December 31, 2008.  The preferred stock serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at March 31, 2009 is an increase of approximately 300 basis points.

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

The Company’s sources of liquidity include short-term borrowing arrangements with the Federal Reserve Bank, the FHLB, and correspondent banks, available-for-sale securities, and amounts in the Federal funds sold and cash and due from banks accounts on the balance sheet.  Management constantly monitors its liquidity position in relation to anticipated loan funding needs, branch expansions and other asset acquisitions, deposit fluctuations, embedded options, off-balance sheet arrangements and other factors that are likely to have a material effect on the Company’s liquidity.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

VALLEY COMMERCE BANCORP

Date: May 15, 2009	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications