Form 10-Q
period 2009-06-30
Valley Commerce Bancorp
filed 2009-08-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Court Street
Visalia, California  93291
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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,597,149 as of August 14, 2009.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2009	December 31, 2008

Assets
Cash and due from banks	$13,163,808	$8,755,867
Federal funds sold	-	13,390,000
Total cash and cash equivalents	13,163,808	22,145,867
Available-for-sale investment securities, at fair value	49,885,000	42,018,000
Loans, less allowance for loan losses of $4,471,390 at June 30, 2009 and $3,254,454 at December 31, 2008 (Note 3)	240,811,278	226,696,838
Bank premises and equipment, net	7,564,355	3,974,845
Cash surrender value of bank-owned life insurance	6,218,531	6,421,863
Accrued interest receivable and other assets	6,462,398	4,841,565
Total assets	$324,105,370	$306,098,978

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$66,025,101	$77,405,517
Interest-bearing	204,810,947	179,917,916
Total deposits	270,836,048	257,323,433

Accrued interest payable and other liabilities	2,420,722	2,357,915
Short-term debt	5,450,000	8,000,000
Long-term debt	3,774,537	5,184,346
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	285,574,307	275,958,694

Commitments and contingencies (Note 5)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at June 30, 2009 and none issued at December 31, 2008	7,707,570	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,597,149 shares at June 30, 2009 and December 31, 2008	25,683,185	24,684,529
Retained earnings	5,057,810	5,359,535
Accumulated other comprehensive income, net of taxes (Note 7)	82,498	96,220
Total shareholders’ equity income	38,531,063	30,140,284
Total liabilities and shareholders’ equity	$324,105,370	$306,098,978

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$3,663,720	$3,897,251	$7,375,087	$7,744,467
Interest on investment securities:
Taxable	317,118	311,273	623,566	716,938
Exempt from Federal income taxes	199,868	197,981	396,409	393,533
Interest on Federal funds sold	1,337	47,507	9,899	48,100
Total interest income	4,182,043	4,454,012	8,404,961	8,903,038

Interest Expense:
Interest on deposits	908,246	1,176,589	1,938,029	2,382,965
Interest on short-term debt	2,679	56,599	27,934	193,726
Interest on long-term debt	50,463	77,097	116,556	163,887
Interest on junior subordinated deferrable interest debentures	34,623	47,941	70,842	107,622
Total interest expense	996,011	1,358,226	2,153,361	2,848,200

Net interest income before provision for loan losses	3,186,032	3,095,786	6,251,600	6,054,838

Provision for loan losses	1,000,000	400,000	1,400,000	800,000
Net interest income after provision for loan losses	2,186,032	2,695,786	4,851,600	5,254,838

Non-Interest Income:
Service charges	190,380	165,244	368,872	335,694
Gain on sale of available-for-sale investment securities, net	4,062	46,412	4,062	46,412
Mortgage loan brokerage fees	14,982	25,721	27,482	33,801
Earnings on cash surrender value of life insurance policies	67,582	66,865	142,018	132,619
Gain from bank owned life insurance	317,488	-	317,488	-
Other	53,087	85,393	104,317	132,187
Total non-interest income	647,581	389,635	964,239	680,713

Non-Interest Expense:
Salaries and employee benefits	1,176,063	1,273,029	2,462,798	2,556,298
Occupancy and equipment	401,843	313,292	782,442	599,284
Other	751,658	728,390	1,603,700	1,434,576
Total non-interest expense	2,329,564	2,314,711	4,848,940	4,590,158

Income before provision for income taxes	504,049	770,710	966,899	1,345,393

Provision for (benefit from) income taxes	(28,000)	235,000	88,000	392,000

Net income	$532,049	$535,710	$878,899	$953,393
Dividends accrued and discount accreted on preferred Shares	(69,513)	-	(161,485)	-
Net income available to common shareholders	$462,536	$535,710	$717,414	$953,393

Basic earnings per share (Notes 2 and 6)	$0.18	$0.21	$0.28	$0.37

Diluted earnings per share (Notes 2 and 6)	$0.18	$0.21	$0.28	$0.36

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$878,899	$953,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400,000	800,000
Increase in deferred loan origination fees, net	101,890	81,621
Depreciation	342,308	213,470
Amortization of intangibles	-	7,718
Gain on sale of available-for-sale investment securities, net	(4,062)	(46,412)
Dividends on Federal Home Loan Bank stock	-	(45,800)
Accretion of discounts on investment securities, net	(7,282)	(66,380)
Increase in cash surrender value of bank-owned life insurance	(142,018)	(227,855)
Gain from bank owned life insurance	(317,488)	-
Stock-based compensation expense	28,712	34,850
Loss on disposition of premises and equipment	-	558
Decrease in accrued interest receivable and other assets	(796,433)	(582,218)
Increase in accrued interest payable and other liabilities	72,402	268,144
Net cash provided by operating activities	1,556,928	1,391,089

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	568,561	8,500,000
Proceeds from sales of available-for-sale investment securities	1,578,160	4,500,000
Purchases of available-for-sale investment securities	(12,937,763)	(1,455,840)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	2,912,070	1,993,103
(Purchase) redemption of Federal Home Loan Bank Stock, net	(14,800)	256,100
Net increase in loans	(16,899,200)	(17,352,667)
Purchase of premises and equipment	(3,931,818)	(1,292,909)
Proceeds from bank owned life insurance	662,838
Proceeds from sale of other real estate	473,270	-
Net cash used in investing activities	(27,588,682)	(4,852,213)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Six Months
	Ended June 30,
	2009	2008

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$10,099,956	$5,781,333
Net increase in time deposits	3,412,658	40,833,937
Proceeds from exercised stock options	-	3,975
Proceeds from issuance of preferred stock	7,499,467	-
Cash paid to repurchase common stock	-	(804,118)
Decrease in short-term borrowings,net	(2,550,000)	(13,804,000)
Principal payments on long-term debt	(1,409,809)	(2,604,555)
Cash paid to repurchase fractional shares	(2,577)	(3,489)
Net cash provided by financing activities	17,049,695	24,403,083

(Decrease) increase in cash and cash equivalents	(8,982,059)	25,941,959
Cash and Cash Equivalents at Beginning of Year	22,145,867	9,297,346
Cash and Cash Equivalents at End of Period	$13,163,808	$35,239,305

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,290,252	$2,771,740
Income taxes	$745,000	$1,027,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$(23,317)	$(339,118)
Non-cash Financing Activities:
Accrued dividends on preferred stock	$176,020	$-
Cumulative effect of adopting EITF 06-04	$-	$102,115
Transfer of loans to other real estate owned	$1,282,870	$-

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

The Bank commenced operations in 1996 under the name Bank of Visalia and changed its name during 2005 to Valley Business Bank.  The Bank operates branches in Visalia, Fresno, Woodlake and Tipton, and Tulare.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under the program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s (the “Company”) consolidated financial position at June 30, 2009 and December 31, 2008, the results of its operations for the three- and six-month periods ended June 30, 2009 and 2008, and its cash flows for the six-month periods ended June 30, 2009 and 2008 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

On April 21, 2009 the Company declared a 5% stock dividend payable on June 25, 2009 for all shareholders of record on June 10, 2009.  All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

Index

3.	LOANS

Outstanding loans are summarized below, in thousands:

	June 30, 2009	December 31, 2008
Commercial	$60,039,379	$58,324,986
Real estate – mortgage	148,555,976	129,267,195
Real estate – construction	29,502,853	35,113,099
Agricultural	4,856,838	4,010,551
Consumer	2,770,261	3,566,210
	245,725,307	230,282,041

Deferred loan fees, net	(442,639)	(340,749)
Allowance for loan losses	(4,471,390)	(3,244,454)
	$240,811,278	$226,696,838

4.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2009	December 31, 2008
Furniture and equipment	$2,091,678	$2,805,728
Premises	2,855,444	2,094,517
Leasehold improvements	550,548	550,548
Construction in progress, premises	3,041,212	5,957
Construction in process, land	849,685	-
Land	601,530	601,530
	9,990,097	6,058,280

Less accumulated depreciation and amortization	(2,425,742)	(2,083,435)
	$7,564,355	$3,974,845

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

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $35.7 million and $47.4 million and letters of credit of $123,000 and $337,000 at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, consumer loan commitments, which are generally unsecured, represent approximately 6% of total commitments.  Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 68% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 21% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Index

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2009 or December 31, 2008.

6.	STOCK BASED COMPENSATION

The Company has two active share based compensation plans; the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”) for which 96,476 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements and the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (“Prior Plan”) for which 151,438 shares of common stock are reserved for issuance, however, no further grants may be made under this plan as it expired in February 2007.  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants.  The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability to promote the long-term success of the company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

During the six-month periods ended June 30, 2009 and 2008, no options were granted by the Company to its officers or directors.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $12,454 and $14,640 in the three month periods ended June 30, 2009 and 2008, respectively.  Compensation cost related to stock options recognized in operating results under SFAS No. 123R were $28,712 and $34,850 in the six-month periods ended June 30, 2009 and 2008, respectively.  Compensation expense is recognized over the vesting period on a straight line accounting basis.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.   The excess tax benefits for the three months ended June 30, 2009 and 2008 were $1,563 and $1,577, respectively.  The excess tax benefits for the six months ended June 30, 2009 and 2008 were $3,142 and $3,691, respectively.

Index

The following table summarizes information about stock option activity for the six months ended June 30, 2009:

	For the Six Months Ended June 30, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at January 1, 2009	74,878	$10.36
Options granted	-	-
Options exercised	-	-
Options cancelled	(522)	13.15
Options outstanding at June 30, 2009	74,356	10.34	5.84 years	$61,157	(1)
Options vested or expected to vest after June 30, 2009	51,538	9.09	4.17 years	42,559	(1)
Options exercisable at June 30, 2009	43,926	8.40	4.01 years	61,157	(1)

Nonstatutory:
Options outstanding at January 1, 2009	99,132	$8.68
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at June 30, 2009	99,132	8.68	2.71 years	$158,891	(1)
Options vested or expected to vest after June 30, 2009	96,815	8.48	2.71 years	158,891	(1)
Options exercisable at June 30, 2009	96,815	8.48	3.12 years	158,891	(1)

(1) 53,698 non-statutory options with a weighted average price of $11.36 and 52,828 incentive options with a weighted average price of $12.05 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at June 30, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2009.  There were no options exercised and 364 options exercised during the six months ended June 30, 2009 and 2008, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the six months ended June 30, 2008 was $1,100.  During the six months ended 2008, the amount of cash received from the exercise of stock options was $3,975.  The total fair value of shares vested during the three months ended June 30, 2009 and 2008 was $21,000 and $84,000, respectively.  The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $60,000 and $122,000, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of June 30, 2009, there was $159,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.62 years and will be adjusted for subsequent changes in estimated forfeitures.

Index

7.	EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing income available to common shareholder by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period plus the dilutive effect of options.  Earnings per share computations have been adjusted to reflect the stock dividend payable to shareholders of record as of June 10, 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net Income:
Net income	$532,049	$535,710	$878,899	$953,393
Dividends accrued and discounts accreted on preferred shares	(69,513)	-	(161,485)	-
Net income allocated to common shareholders	$462,536	$535,710	$717,414	$953,393
Earnings Per Share:
Basic earnings per share	$0.18	$0.21	$0.28	$0.37
Diluted earnings per share	$0.18	$0.21	$0.28	$0.36
Weighted Average Number of Shares Outstanding:
Basic shares	2,597,149	2,583,700	2,597,149	2,583,700
Diluted shares	2,617,527	2,609,273	2,605,758	2,616,200

There were 102,020 options excluded form the computation of diluted earnings per share for the three and six month period ended June 30, 2009, respectively, and 47,775 excluded from the computation of diluted earnings per share for the three and six month period ended June 30, 2008, respectively, as they were identified as anti-dilutive.

8.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net income	$532,049	$535,710	$878,899	$953,393
Other comprehensive (loss):
Unrealized holding loss on available-for-sale investment securities, net of tax	(74,848)	(682,523)	(13,722)	(192,024)
Total other comprehensive income (loss)	$457,201	$(146,813)	$865,177	$761,369

Index

9.	INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2009.

10.	STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  There were no shares repurchased during the six month period ended June 30, 2009.  During the six months ended June 30, 2008, the Company repurchased 53,032 shares for a total cost of $804,118 or an average price of $15.16 per share.  Since the plan adoption the Company has repurchased 80,472 shares for a total cost of $1,185,927 at an average price of $14.74 per share.

Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.  See Note 11.

Index

11.	PREFERRED STOCK

On January 30, 2009, the Company entered into a letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000 and were recorded net of $20,793 in offering costs.  The Treasury exercised the Warrant immediately upon issuance.

The Series B Preferred Stock will Qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Warrant Preferred will pay cumulative dividends at a rate of 9% per annum until redemption.  The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (a” Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

The Series B Preferred Stock and the Warrant Preferred were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company has agreed to register the Series B Preferred Stock and the Warrant Preferred as soon as practicable (but not later than 30 days) after demand by the Untied States Department of the Treasury.  Neither the Series B Preferred Stock nor the Warrant Preferred will be subject to any contractual restrictions on transfer, except that Treasury and its transferees shall not effect any transfer of the Preferred which would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Exchange Act.

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

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred Stock and Warrant Preferred to third parties.  After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share that no increase in common dividends may be made as a result  of any dividend paid in common shares, any stock split or similar transaction.  From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole of the Treasury has transferred all of such equity securities to third parties.

Index

12.	FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to valuation methodology:

Investment securities: Where quoted prices are available in an active market, investment securities available-for-sale classified within level 1 of the hierarchy.  Level 1 includes investment securities available-for-sale that have quoted prices in an active market for identical assets.  If quoted market prices for identical securities are not available then fair value are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows.  The Company has categorized all of its investment securities available-for-sale as level 2, since U.S. Agency MBS are mainly priced in this latter manner.

Impaired loans: SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impairment loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  The Company has categorized its impaired loans as level 2 and level 3.

OREO: The Company’s OREO is measured at estimated fair value less estimated costs to sell. Fair value was generally determined based on third-party appraisals of fair value in an orderly sale.  Historically appraisals have considered comparable sales of like assets in reaching a conclusion as to fair value.  Many recent real estate sales could be termed distressed sales since a preponderance are short-sale or foreclosure related, this has directly impacted appraisal valuation estimates.  Estimates costs to sell OREO were based on standard market factors.   The valuation of OREO is subject to significant external and internal judgment.  Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.  The Company has categorized its OREO as level 1 based on the actual sales price.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
		at June 30, 2009, Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale investment securities	$49,885,000	—	$49,885,000	—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income.

Index

Financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		at June 30, 2009, Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:

Impaired loans	$10,853,000	—	$984,000	$9,869,000

Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had outstanding principal balances of $10,853,000 at June 30, 2009, with a valuation allowance of $1,320,000 at June 30, 2009.  The net increase in specific allocations of the allowance for loan losses, were $895,000 during the six months ended June 30, 2009.

Index

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Assets at June 30, 2009
Other real estate owned	$809,600	$-	$-	$809,600

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell.  The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Management determined the valuation as Level 1 based on the actual sales price.

Index

Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$13,163,808	$13,163,808	$8,755,867	$8,755,867
Federal funds sold	-	-	13,390,000	13,390,000
Available-for-sale investment securities	49,885,000	49,885,000	42,018,000	42,018,000
Loans, net	226,696,838	216,364,070	226,696,838	220,628,940
Cash surrender value of life insurance policies	6,218,531	6,218,531	6,421,863	6,421,863
Accrued interest receivable	5,343,398	5,343,398	3,737,365	3,737,365
FHLB stock	1,119,000	1,119,000	1,104,200	1,104,200

Financial liabilities:
Deposits	257,323,433	257,928,771	257,323,433	256,576,304
Short-term debt	5,450,000	5,450,000	8,000,000	8,000,000
Long-term debt	3,774,537	3,487,925	5,184,346	4,976,558
Junior subordinated deferrable interest debentures	3,093,000	2,474,000	3,093,000	866,000
Accrued interest payable	159,887	159,887	296,779	296,779

Off-balance-sheet financial Instruments:
Commitments to extend credit	35,745,717	35,745,717	47,408,997	47,408,977
Standby letters of credit	122,700	122,700	337,330	337,330

13. RECENT ACCOUNTING DEVELOPMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  The Company adopted the provisions of FSP FAS 157-4 on April 1, 2009 and the adoption did not have a significant impact on the Company’s financial position or results of operations.

Index

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s financial position or results of operations.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and the adoption did not have a significant impact on the Company’s financial position or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 and the adoption did not have a significant impact on Company’s financial position or results of operations.  The Company evaluated subsequent events for potential recognition and/or disclosure through August 14, 2009, the date the consolidated financial statements were issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margins, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluation the business prospects of the Company.

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

Index

The Securities and Exchange Commission (SEC) maintains a web site which contains reports, proxy statements, and other information pertaining to registrants that file electronically with the SEC, including the Company.  The internet address is: www.sec.gov.  In addition, our periodic and current reports are available free of charge on our website at www.valleybusinessbank.net as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

The Company earned net income of $532,000, or $0.18 per diluted share for the three months ended June 30, 2009, compared to $536,000 or $0.21 per diluted share for the three months ended June 30, 2008.  The Company earned net income of $879,000 or $0.28 per diluted share, for the six-month period ended June 30, 2009, compared to $953,000, or $0.36 per diluted share, for the six-month period ended June 30, 2008.  The annualized return on average assets was 0.57% for the six months ended June 30, 2009 and 0.67% for the same 2008 period.  The annualized return on average common shareholders’ equity for the six months ended June 30, 2009 and 2008 was 4.67% and 6.56%, respectively.  The decrease in earnings was primarily due to the $1.4 million provision for loan losses made during the six-month period ended June 30, 2009 compared to the $800,000 provision made during the same period in 2008.

At June 30, 2009, the Company’s total assets were $324.1 million, representing an increase of $18.0 million or 6% compared to December 31, 2008, and an increase of $14.7 million or 5% compared to June 30, 2008.  Total loans, net of the allowance for loan losses, were $240.8 million at June 30, 2009, representing an increase of $14.1 million or 6% compared to December 31, 2008, and an increase of $24.8 million or 11% compared to June 30, 2008.  Loan volume growth in the 2009 period centered in new commercial mortgage loans and draws made on existing commercial lines of credit.

Total deposits were $270.8 million at June 30, 2009, representing an increase of $13.5 million or 5% compared to December 31, 2008, and an increase of $8.8 million or 3% compared to June 30, 2008.  In the first half of 2009, time deposits, including brokered time deposits, increased by $3.4 million or 4%.  The amount of brokered time deposits at June 30, 2009, December 31, 2008, and June 30, 2008 were $24 million, $16 million, and $22 million, respectively.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.

At June 30, 2009, the Company’s leverage ratio was 13.3% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.2% and 16.5%, respectively.  At December 31, 2008, the Company’s leverage ratio was 10.9% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 12.7% and 14.0%, respectively.  The leverage, Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2008 were 11.2%, 13.1% and 14.0%, respectively.  The Company’s capital ratios increased between June 30, 2009 and the prior periods primarily as a result of the issuance of preferred stock to the United States Department of Treasury on January 30, 2009, as well as due to net income earned by the Company during the period.  The Company issued and sold 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred stock, Series C for a combined price of $7.7 million.  The Treasury exercised the warrant immediately upon issuance.

Index

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated:

	Average balances and weighted average yields and costs
	Six Months ended June 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest income/ Expense	Average yield/ Cost	Average Balance	Interest income/ Expense	Average yield/ Cost
ASSETS
Federal funds sold	$8,062	$10	0.25%	$4,780	$48	2.02%
Available-for-sale investment securities:
Taxable	25,119	624	5.01%	29,530	717	4.88%
Exempt from Federal income taxes (1)	19,423	396	6.23%	19,468	394	6.17%
Total securities (1)	44,542	1,020	5.54%	48,998	1,111	5.39%
Loans (2) (3)	235,839	7,375	6.31%	212,359	7,744	7.33%
Total interest-earning assets (1)	288,443	8,405	6.02%	266,137	8,903	6.88%

Noninterest-earning assets, net of allowance for loan losses	22,946			20,389
Total assets	$311,389			$286,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$103,364	$684	1.33%	$91,558	$891	1.96%
Time deposits less than $100,000	24,860	327	2.65%	19,414	364	3.77%
Time deposits $100,000 or more	64,424	927	2.90%	54,099	1,128	4.19%
Total interest-bearing deposits	192,648	1,938	2.03%	165,071	2,383	2.90%
Short-term debt	3,981	21	1.06%	13,855	193	2.80%
Long-term debt	4,691	123	5.29%	7,203	164	4.58%
Junior subordinated deferrable interest debentures	3,093	71	4.63%	3,093	108	7.02%
Total interest-bearing liabilities	204,413	2,153	2.12%	189,222	2,848	3.03%

Noninterest-bearing deposits	67,006			65,908
Other liabilities	2,555			2,163
Total liabilities	273,974			257,293
Shareholders’ equity	37,415			29,233
Total liabilities and shareholders’ equity	$311,389			$286,526

Net interest income and margin (1)		$6,252	4.51%		$6,055	4.73%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.  Interest income reversed upon the transfer of loans to nonaccrual status totaled $137 and $27 for 2009 and 2008, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $307 and $304 for 2009 and 2008, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2009 and 2008.

Changes in net interest income due to changes in volumes and rates

	Six months ended June 30, 2009 vs. June 30, 2008 due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$33	$(71)	$(38)
Investment securities
Taxable	(107)	14	(93)
Exempt from Federal income taxes	(1)	3	2
Total securities	(108)	17	(91)
Loans	854	(1,223)	(369)
Total interest income	$779	$(1,277)	$(498)

(Decrease) increase in interest expense:
Other interest bearing deposits	115	(322)	(207)
Time deposits less than $100,000	102	(139)	(37)
Time deposits $100,000 or more	215	(416)	(201)
Total interest-bearing deposits	432	(877)	(445)
Short-term debt	(137)	(35)	(172)
Long-term debt	(57)	16	(41)
Junior subordinated deferrable interest debentures	-	(37)	(37)
Total interest expense	238	(933)	(695)
(Increase) decrease in net interest income	$541	$(344)	$197

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $6.3 million for the six-month period ended June 30, 2009 compared to $6.1 million for the same period of 2008, an increase of $197,000 or 3%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $541,000, while changes in interest rates on these same accounts caused net interest income to decrease by $344,000.

The decrease was primarily due to declining yields on loans.  Despite a $23.5 million or 11% increase in average loans, the Company’s interest income from loans decreased by $369,000 due to the average yield decreasing from 7.33% in the 2008 period to 6.31% in the 2009 period, a change of 102 basis points.  This primarily reflected the impact of Fed rate decreases totaling 175 basis points occurring in the period July 2008 to June 30, 2009 and it’s impact on the variable priced portion of the Company’s loan portfolio.  At June 30, 2009, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans, of which 45% were at the floor rate.  In addition, there was a greater volume of nonaccrual loans in the 2009 period.  There was also a decrease in investment income as average available-for-sale investment securities decreased by $4.4 million or 9%, due primarily to called and matured securities.

Total interest income for the six-month periods ended June 30, 2009 and 2008 was $8.4 million and $8.9 million, respectively, a decrease of $498,000 or 6%, which resulted primarily from falling interest rates, but offset by an increase in the balance of average interest-earning assets during the period.

The average rate paid on interest-bearing liabilities was 2.12% in the 2009 period compared to 3.03% in the 2008 period, a reduction of 91 basis points.  Average total interest-bearing liabilities in the 2009 period increased by $15.2 million or 8% compared to the 2008 period.  This included an increase in average other interest bearing deposits of $11.8 million or 13%, and an increase of $15.8 million or 21% in average time deposits due primarily to local deposit growth.  These increases were offset by a $12.4 million or 59% decrease in the Company’s combined short-term and long-term debt.

Index

The Company’s net interest margin on a taxable equivalent basis decreased 22 basis points from 4.73% to 4.51% during the six month period ended June 30, 2009.  The Company maintained a fairly steady net interest margin despite Fed Funds rate decreases totaling 175 basis points during the period July 2008 to June 2009, and increased volume of nonaccrual loans.  This was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $1.4 million loan loss provision was recorded during the six months ended June 30, 2009 compared to an $800,000 provision for loan losses for the six-month period ended June 30, 2008.  Management determined the provision for loan losses for the period ended June 30, 2009 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2009 and 2008 totaled $964,000 and $681,000, respectively, an increase of $283,000 or 42%.  The components of non-interest income during each period were as follows:

Non-interest income

	Six Months ended June 30,
(in thousands)	2009	2008	Increase (Decrease)
Service charges	$369	$336	$33
Gain on sale of available-for-sale investment securities	4	46	(42)
Mortgage loan brokerage fees	27	34	(7)
Earnings on cash surrender value of life insurance policies	142	133	9
Gain from bank owned life insurance	318	-	318
Other	104	132	(28)
Total non-interest income	$964	$681	$283

Service charges increased by $33,000 due to a $46,000 increase in account analysis charges offset by a $13,000 decrease in non-sufficient funds and overdraft charges.  Non-interest income also increased by $318,000 due to a gain from bank owned life insurance..  Mortgage loan brokerage fees decreased by $7,000 due primarily to falling real estate values that hindered refinancing opportunities.  Within the other category, the Federal Home Loan Bank (“FHLB”) dividend income decreased $41,000 due to the cessation of FHLB dividends in the 2009 period.  This was offset by rental income of $33,000 from an office building purchased to house the Company’s Visalia branch and administrative offices at a future date.

Non-Interest Expense

Non-interest expense was $4.8 million for the six-month period ended June 30, 2009 compared to $4.6 million for the six-month period ended June 30, 2008, an increase of $259,000 or 6%.  Assessment and insurance expense increased by $211,000 or 173% as Federal Deposit Insurance Corporation assessments increased due to higher premiums and an industry-wide special assessment that will cost the Company an estimated $132,000.  Occupancy and equipment expense increased by $183,000 primarily due to expenses related to the planned relocation of the Visalia offices to a larger facility in the latter part of 2009.  Data processing costs increased by $15,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.

Professional and legal costs increased by $40,000 in the 2009 period due to unanticipated costs related to compensation issues and to the timing of audit fee payments.  Salary and benefits decreased by $93,000 due to wage and salary restrictions imposed by management.  The other category also decreased by $49,000 mostly due to lower employee hiring expenses.

Index

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2009 and 2008:

Non-interest expense

	Six Months ended June 30,
(in thousands)	2009	2008	Increase (Decrease)
Salaries and employee benefits	$2,463	$2,556	$(93)
Occupancy and equipment	782	599	183
Other real estate owned	11	-	11
Data processing	275	260	15
Operations	242	255	(13)
Professional and legal	234	194	40
Advertising and business development	121	138	(17)
Telephone and postal	106	109	(3)
Supplies	75	93	(18)
Assessment and insurance	333	122	211
Amortization expense	-	8	(8)
Other expenses	207	256	(49)
Total non-interest expense	$4,849	$4,590	$259

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2009 and 2008 was $88,000 and $392,000, respectively.  The effective tax rates for these periods were 9.1%, and 29.1%, respectively.  The decrease in the effective tax rate was primarily due to the tax exempt officer life insurance income that was received in the 2009 period.

Index

Results of Operations for the Three Months Ended June 30, 2009

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs

	Three Months ended June 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest income/ Expense	Average yield/ Cost	Average Balance	Interest income/ Expense	Average yield/ Cost
ASSETS
Federal funds sold	$3,187	$1	0.16%	$9,466	$48	2.04%
Available-for-sale investment securities:
Taxable	26,212	317	4.85%	25,031	311	5.00%
Exempt from Federal income taxes (1)	19,365	200	6.28%	19,629	198	6.15%
Total securities (1)	45,577	517	5.46%	44,660	509	5.50%
Loans (2) (3)	239,614	3,664	6.13%	217,747	3,897	7.20%
Total interest-earning assets (1)	288,378	4,182	5.96%	271,873	4,454	6.74%

Noninterest-earning assets, net of allowance for loan losses	24,506			20,813
Total assets	$312,884			$292,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other Interest bearing	$107,613	$328	1.22%	$89,080	$370	1.67%
Time deposits less than $100,000	24,351	150	2.47%	20,805	184	3.56%
Time deposits $100,000 or more	62,750	430	2.75%	63,408	622	3.95%
Total interest-bearing deposits	194,714	908	1.87%	173,293	1,176	2.73%
Short-term debt	3,720	3	0.32%	9,428	57	2.43%
Long-term debt	4,235	50	4.74%	6,548	77	4.73%
Junior subordinated deferrable interest debentures	3,093	35	4.54%	3,093	48	6.24%
Total interest-bearing liabilities	205,762	996	1.94%	192,362	1,358	2.84%

Noninterest bearing deposits	65,160			68,759
Other liabilities	3,065			2,274
Total liabilities	273,987			263,395
Shareholders’ equity	38,897			29,291
Total liabilities and shareholders’ equity	$312,884			$292,686

Net interest income and margin (1)		$3,186	4.58%		$3,096	4.73%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. No interest was received on nonaccrual loans for the periods presented.  Interest income reserved upon the transfer of loans to nonaccrual status totaled $20 and $2 for 2009 and 2008, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $157 and $162 for 2009 and 2008, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2009 and 2008.

Changes in net interest income due to changes in volumes and rates

	Three months ended June 30, 2009 vs. June 30, 2008.
	Increase (decrease) due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$(32)	$(15)	$(47)
Investment securities
Taxable	15	(9)	6
Exempt from Federal income taxes	(4)	6	2
Total securities	11	(3)	8
Loans	392	(625)	(233)
Total interest income	371	(643)	(272)

(Decrease) increase in interest expense:
Other interest-bearing deposits	77	(119)	(42)
Time deposits less than $100,000	31	(65)	(34)
Time deposits $100,000 or more	(6)	(186)	(192)
Total interest-bearing deposits	102	(370)	(268)
Short-term debt	(35)	(19)	(54)
Long-term debt	(27)	-	(27)
Junior subordinated deferrable interest debentures	-	(13)	(13)
Total interest expense	40	(402)	(362)
Decrease in net interest income	$331	$(241)	$90

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.2 million for the three-month period ended June 30, 2009 compared to $3.1 million for the same period of 2008, an increase of $90,000 or 3%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $331,000, while changes in interest rates on these same accounts caused net interest income to decrease by $241,000.

The decrease was primarily due to declining yields on loans.  Despite a $21.9 million or 10% increase in average loans, the Company’s interest income from loans decreased by $233,000 due to the average yield decreasing from 7.20% in the 2008 period to 6.13% in the 2009 period, a change of 107 basis points.  This primarily reflected the impact of Fed rate decreases totaling 175 basis points occurring in the period July 2008 to June 30, 2009 and it’s impact on the variable priced portion of the Company’s loan portfolio.  At June 30, 2009, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans of which 45% were at the floor rate.  In addition, there was a greater volume of nonaccrual loans in the 2009 period.  There was also a decrease in Fed Funds sold income as Fed funds sold decreased by $6.3 million or 66% due mostly to the funding of loans.

Total interest income for the three-month periods ended June 30, 2009 and 2008 was $4.2 million and $4.5 million, respectively, a decrease of $272,000 or 6% which resulted from falling interest rates.  This decrease was more than offset by reduced funding costs that was also attributable to falling interest rates.

The average rate paid on interest-bearing liabilities was 1.94% in the 2009 period compared to 2.84% in the 2008 period, a reduction of 90 basis points.  Average total interest-bearing liabilities in the 2009 period increased by $13.4 million or 7% compared to the 2008 period.  This included an increase in average other interest bearing deposits of $18.5 million or 21%, and a increase of $2.9 million or 3% in average time deposits due primarily to local deposit growth.  These increases were offset by an $8.0 million or 50% decrease in the Company’s combined short-term and long-term debt.

Index

The Company’s net interest margin on a taxable equivalent basis decreased 15 basis points from 4.73% to 4.58% during the six month period ended June 30, 2009.  The Company maintained a fairly steady net interest margin despite Fed Funds rate decreases totaling 175 basis points during the period July 2008 to July 2009 and increased volume of nonaccrual loans.  This was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on the credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $1.0 million loan loss provision was recorded during the three months ended June 30, 2009 compared to a $400,000 provision for loan losses for the six-month period ended June 30, 2008.  Management determined the provision for loan losses, for the period ended June 30, 2009 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2009 and 2008 totaled $647,000 and $390,000, respectively, an increase of $257,000 or 66%.  The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended June 30,
(in thousands)	2009	2008	Increase (Decrease)
Service charges	$191	$166	$25
Gain on sale of available-for-sale investment securities, net	4	46	(42)
Mortgage loan brokerage fees	14	26	(12)
Earnings on cash surrender value of life insurance policies	67	67	-
Gain from bank owned life insurance	318	-	318
Other	53	85	(32)
Total non-interest income	$647	$390	$257

Service charges increased by $25,000 due to a $27,000 increase in account analysis charges offset by a $2,000 decrease in non-sufficient funds and overdraft charges.  Non-interest income also increased by $318,000 due to income from a gain on bank owned life insurance.  Mortgage loan brokerage fees decreased by $12,000 due primarily to falling real estate values that hindered financing opportunities.  Within the other category, the Federal Home Loan Bank (“FHLB”) dividend income decreased $20,000 due to the cessation of FHLB dividends in the 2009 period.  This was offset by rental income of $19,000 from an office building purchased to house the Company’s Visalia branch and administrative offices at a future date.

Non-Interest Expense

Non-interest expense was $2.3 million in each of the three-month periods ended June 30, 2009 and 2008.  Assessment and insurance expense increased by $66,000 or 110% as Federal Deposit Insurance Corporation assessments increased due to higher premiums and an industry-wide special assessment for which the Company accrued $132,000 in the three months ended June 30, 2009.  Occupancy and equipment expense increased by $89,000 primarily due to expenses related to the planned relocation of the Visalia offices to a larger facility in the latter part of 2009.  Data processing costs increased by $8,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.

Index

Professional and legal costs increased by $51,000 in the 2009 period due to unanticipated costs related to compensation issues and to the timing of audit fee payments.  Salary and benefits decreased by $97,000 due to wage and salary restrictions imposed by management.  The other category also decreased by $60,000 mostly due to lower annual meeting costs and employee hiring expenses.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2009 and 2008:

Non-interest expense

	Three Months ended June 30,
(in thousands)	2009	2008	Increase (Decrease)
Salaries and employee benefits	$1,176	$1,273	$(97)
Occupancy and equipment	402	313	89
Other real estate owned	11	-	11
Data processing	139	131	8
Operations	121	128	(7)
Professional and legal	117	66	51
Advertising and business development	65	84	(19)
Telephone and postal	53	58	(5)
Supplies	35	57	(22)
Assessment and insurance	126	60	66
Other expenses	85	145	(60)
Total non-interest expense	$2,330	$2,315	$15

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes for the three-month periods ended June 30, 2009 and 2008 was $(28,000) and $235,000, respectively.  The effective tax rates for these periods were (1.79)%, and 30.5%, respectively. The decrease in effective tax rate was primarily due the tax exempt officer life insurance income that was received in the 2009 period.

Financial Condition

Fair Value

The Company determines the fair values of it’s financial instruments under the provisions of SFAS No. 157.  SFAS No. 157 established a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instruments, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	June 30, 2009
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$248	$24	$-	$272
U.S. government agencies	7,196	158	-	7,354
Mortgage-backed securities	22,613	527	(20)	23,120
Municipal securities	19,688	89	(638)	19,139
Total	$49,745	$798	$(658)	$49,885

	December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$247	$33	$-	$280
U.S. government agencies	6,753	225	-	6,978
Mortgage-backed securities	15,102	554	(2)	15,654
Municipal securities	19,753	98	(745)	19,106
Total	$41,855	$910	$(747)	$42,018

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

At June 30, 2009, the Company had a total of 61 municipal securities with a remaining principal balance of $19,688,000 and a net unrealized loss of approximately $549,000, which 49 of these securities account for $658,000 of the unrealized loss at June 30, 2009.  The Company continues to perform extensive analyses on these securities as well as all municipal securities.  By analyzing the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected and the credit support component of these securities has increased from the origination date.  As of June 30, 2009, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	June 30, 2009		December 31, 2008
Commercial	$60,039	24%	$58,325	25%
Real estate – mortgage (1)	148,556	61	129,267	56
Real estate – construction	29,503	12	35,113	15
Agricultural	4,857	2	4,011	2
Consumer and other	2,770	1	3,566	2
Subtotal	245,725	100%	230,282	100%
Deferred loan fees, net	(443)		(341)
Allowance for loan losses	(4,471)		(3,244)
Total loans, net	$240,811		$226,697

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2009, loan growth occurred in the category of real estate – mortgage and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, and to local higher education institutions.

Nonperforming Assets.  There was $8.4 million in nonperforming assets at June 30, 2009 which represented 3.47% of total loans.  Non-performing assets at June 30, 2009 were comprised of nine nonaccrual loans totaling $7.6 million for which management has established specific loss reserves of $720,000, and other real estate owned of $810,000.  This compared to $1.4 million in non-performing assets at June 30, 2008 which represented 0.63% of total loans, and $4.9 million in non-performing assets at December 31, 2008, which represented 2.2% of total loans.  Non-performing assets increased during 2009 primarily due to one large commercial real estate relationship that was transferred to nonaccrual status during the second quarter of 2009.  Income earned on this relationship during the second quarter 2009 was reversed in the amount of $83,000.

Impaired Loans.  A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2008.  At December 31, 2008, the recorded investment in loans that were considered to be impaired totaled $4.9 million.  The specific allowance for loan losses for impaired loans at December 31, 2008 totaled $425,000.  At June 30, 2009, the recorded investment in loans that were considered to be impaired totaled $12.3 million.  The specific allowance for loan losses for impaired loans at June 30, 2009 totaled $1.3 million. Nearly all of the $1.0 million provision for loan losses for the three and six months ended June 30, 2009 is related to the $870,000 increase in specific reserves for the three and six months ended June 30, 2009.

Index

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

The allowance for loan losses totaled $4.5 million or 1.82% of total loans at June 30, 2009.  This compared to $2.6 million or 1.17% of total loans at June 30, 2008 and $3.2 million or 1.41% at December 31, 2008.  Management determined the allowance for loan losses after careful consideration of current economic conditions, including a significant decline in real estate values in the Bank’s primary market.  The Company recorded $173,000 net charge-offs during the six months ended June 30, 2009 compared to net recoveries of $8,000 during the same period of 2008.  The 2009 charge-offs pertained to the acquisition through foreclosure of two properties, one residential real estate and the other commercial real estate.

Management determined the allowance for loan losses at June 30, 2009 based on its assessment of probable loan losses; however, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Six Months ended	Six Months ended	Year ended
	June 30, 2009	June 30, 2008	December 31, 2008
(dollars in thousands)

Balance, beginning	$3,244	$1,758	$1,758
Provision for loan losses	1,400	800	1,600
Charge-offs-real estate	(173)	-	(5)
Charge-offs-commercial	-	-	(125)
Charge-offs-other	-	(12)	(12)
Recoveries	-	19	28
Balance, ending	$4,471	$2,565	$3,244

Net charge-offs to (recoveries) to average loans outstanding	0.07%	.00%	0.05%
Average loans outstanding	$235,839	$212,686	$219,431
Ending allowance to total loans outstanding	1.82%	1.17%	1.41%

Premises and Equipment

During February of 2009, the Company purchased an 18,700 square foot building in Visalia, California for $3.8 million.  The Company plans to relocate its administrative office and Visalia branch to the new facility and does not plan to renew its existing leases for the Visalia branch and administrative offices which conclude their terms in the latter part of 2009.

Deposits

Total deposits were $270.8 million at June 30, 2009, a $13.5 million or 5% increase from the December 31, 2008 total of $257.3 million.  Interest-bearing and time deposits increased by $21.5 million or 24% and $3.4 million or 4%, respectively during the six month period ended June 30, 2009.  Brokered deposits included in time deposits at June 30, 2009 and December 31, 2008 were $24 million and $16 million, respectively.  All other deposits were acquired locally.  Non-interest bearing deposits decreased by $11.4 million or 15%, during the six-month period ended June 30, 2009, which reflected a normal seasonal pattern.

Index

Total deposits at June 30, 2009 and December 31, 2008 are summarized in the following table:

Deposit Portfolio

(dollars in thousands)	June 30, 2009		December 31, 2008
Non-interest bearing	$66,025	25%	$77,406	30%
Interest bearing	109,218	40%	87,737	34
Time deposits	95,593	35%	92,180	36
Total Deposits	$270,836	100%	$257,323	100%

Federal Home Loan Bank Borrowings

The Company has utilized short-term borrowings from the FHLB to fund asset growth during periods when market conditions for growing the deposit base were unfavorable. At June 30, 2009, the Company had outstanding borrowings from the Federal Home Loan Bank totaling $9.2 million.  This debt was comprised of $5.4 million of short-term fixed rate debt, and $3.8 million of long-term fixed rate debt.  At December 31, 2008, the Company had $8.0 in short-term adjustable rate debt and long-term fixed rate debt totaling $5.2 million.  At June 30, 2009, the weighted average rate on long-term borrowings was 5.29% and the weighted average borrowing rate on short-term borrowings was 1.06%.  The remaining principal balance of long-term debt is scheduled to mature at various dates ending in January 2012.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at June 30, 2009 was unchanged from December 31, 2008.  The rate of interest paid on these debentures was 4.63% at June 30, 2009 compared to 7.08% at December 31, 2008.

Index

Capital Resources

The Company’s shareholders’ equity was $38.5 million at June 30, 2009 and $30.1 million at December 31, 2008.  The increase resulted from net income of $879,000 for the six months ended June 30, 2009 and the issuance of $7.7 million of preferred stock to the U.S. Treasury.

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

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of the date of issuance of the Series B Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.  Furthermore, the Purchase Agreement allows Treasury to unilaterally amend the terms of the agreement.

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred stock and Warrant Preferred to third parties.  After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or similar transactions.  From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole ore the Treasury has transferred all of such equity securities to third parties.

Management considers capital needs as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

Index

The following table summarizes the Company’s risk-based capital ratios as of June 30, 2009 and December 31, 2008:

Capital and capital adequacy ratios

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$41,449	13.3%	$33,044	10.9%
Minimum regulatory requirement	$12,515	4.0%	$12,150	4.0%

Valley Business Bank	$41,314	13.2%	$32,751	10.8%
Minimum requirement for “Well-Capitalized” institution	$15,644	5.0%	$15,181	5.0%
Minimum regulatory requirement	$12,511	4.0%	$12,145	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$41,449	15.2%	$33,044	12.7%
Minimum regulatory requirement	$10,901	4.0%	$10,367	4.0%

Valley Business Bank	$41,314	15.2%	$32,751	12.6%
Minimum requirement for “Well-Capitalized” institution	$19,006	6.0%	$15,545	6.0%
Minimum regulatory requirement	$12,670	4.0%	$10,363	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$44,869	16.5%	$36,284	14.0%
Minimum regulatory requirement	$21,802	8.0%	$20,734	8.0%

Valley Business Bank	$41,174	16.4%	$35,990	13.9%
Minimum requirement for “Well-Capitalized” institution	$31,676	10.0%	$25,909	10.0%
Minimum regulatory requirement	$35,341	8.0%	$20,728	8.0%

At June 30, 2009 and December 31, 2008, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At June 30, 2009 and December 31, 2008, $3.0 million of trust securities was included in Tier 1 Capital.

The Company commenced a stock repurchase program in November 2007.  The program is subject to restrictions contained in the Securities Purchase Agreement between the Company and the United States Treasury under which the Company issued $7.7 million of preferred stock to the Treasury on January 30, 2009.  The Purchase Agreement contains provisions that restrict the Company’s ability to repurchase Valley Commerce Bancorp common stock.  Under the Purchase Agreement, prior to January 30, 2012, unless the Company has redeemed the Preferred shares, or the Treasury has transferred the Preferred shares to a third party, the consent of the Treasury will be required for the Company to redeem purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets as of December 31, 2008.  The preferred stock serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at June 30, 2009 is an increase of approximately 300 basis points.

Index

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual Meeting of Shareholders was held on May 19, 2009.  At the 2009 annual meeting, the shareholders took the following actions:

1.
Elected Directors of the Company to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and qualified. In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 21, 2009. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

	Votes Cast For Election	Withheld

David B. Day	1,798,091	47,298
Walter A. Dwelle	1,798,091	47,298
Thomas A. Gaebe	1,798,091	47,298
Donald A. Gilles	1,710,349	135,040
Philip R. Hammond, Jr.	1,798,091	47,298
Russell F. Hurley	1,798,091	47,298
Fred P. LoBue, Jr.	1,798,091	47,298
Kenneth H. Macklin	1,798,091	47,298
Barry R. Smith	1,773,670	71,719

2.
Ratified the appointment by the Board of Directors of Perry-Smith LLP, independent certified public accountants, to serve as the Company’s auditors for the fiscal year ending December 31, 2009. The votes tabulated were:

Votes For	Votes Against
1,809,648	28,918

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: August 14, 2009	By:	/s/ Donald A. Gilles

Donald A. Gilles

President and Chief Executive Officer

Date: August 14, 2009	By:	/s/Roy O. Estridge

Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications