Form 10-Q
period 2009-09-30
Valley Commerce Bancorp
filed 2009-11-16
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Court Street
Visalia, California  93291
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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,608,317 as of November 14, 2009.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2009	December 31, 2008

Assets
Cash and due from banks	$48,310,943	$8,755,867
Federal funds sold	-	13,390,000
Total cash and cash equivalents	48,310,943	22,145,867
Available-for-sale investment securities, at fair value	40,772,000	42,018,000
Loans, less allowance for loan losses of $5,071,390 at September 30, 2009 and
$3,244,454 at December 31, 2008 (Note 4)	235,134,758	226,696,838
Bank premises and equipment, net	7,552,559	3,974,845
Cash surrender value of bank-owned life insurance	6,286,369	6,421,863
Accrued interest receivable and other assets	5,577,986	4,841,565
Total assets	$343,634,615	$306,098,978

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$66,706,560	$77,405,517
Interest-bearing	228,148,379	179,917,916
Total deposits	294,854,939	257,323,433

Accrued interest payable and other liabilities	2,513,614	2,357,915
Short-term debt	-	8,000,000
Long-term debt	3,718,674	5,184,346
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	304,180,227	275,958,694

Commitments and contingencies (Note 6)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at September 30, 2009
and none issued at December 31, 2008	7,725,550	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding –
2,608,317 shares at September 30, 2009 and 2,597,149 shares at December 31,
2008	25,750,901	24,684,529
Retained earnings	5,572,072	5,359,535
Accumulated other comprehensive income, net of taxes (Note 9)	405,865	96,220
Total shareholders’ equity	39,454,388	30,140,284
Total liabilities and shareholders’ equity	$343,634,615	$306,098,978

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$3,839,994	$3,906,358	$11,215,081	$11,650,825
Interest on investment securities:
Taxable	332,501	295,626	955,986	1,012,564
Exempt from Federal income taxes	181,236	202,673	577,645	596,206
Interest on Federal funds sold	73	98,944	9,972	147,044
Interest on deposits in banks	12,620	-	12,701	-
Total interest income	4,366,424	4,503,601	12,771,385	13,406,639

Interest Expense:
Interest on deposits	909,716	1,318,806	2,847,745	3,701,771
Interest on short-term debt	-	51,958	27,934	245,684
Interest on long-term debt	47,092	70,506	163,648	234,393
Interest on junior subordinated deferrable interest debentures	30,485	48,096	101,327	155,718
Total interest expense	987,293	1,489,366	3,140,654	4,337,566

Net interest income before provision for loan losses	3,379,131	3,014,235	9,630,731	9,069,073

Provision for loan losses	600,000	400,000	2,000,000	1,200,000
Net interest income after provision for loan losses	2,779,131	2,614,235	7,630,731	7,869,073

Non-Interest Income:
Service charges	198,587	192,352	567,459	528,046
Gain on sale of available-for-sale investment securities, net	164,756	-	168,818	46,412
Gain on sale of other real estate	16,055	-	16,055	-
Mortgage loan brokerage fees	13,105	8,674	40,587	42,475
Earnings on cash surrender value of life insurance policies	72,560	68,408	214,578	201,027
Officer life insurance benefits	-	-	317,488	-
Other	43,095	42,255	147,412	174,442
Total non-interest income	508,158	311,689	1,472,397	992,402

Non-Interest Expense:
Salaries and employee benefits	1,200,590	1,265,201	3,663,388	3,821,499
Occupancy and equipment	387,371	334,931	1,169,813	934,215
Other	775,894	645,578	2,379,594	2,080,154
Total non-interest expense	2,363,855	2,245,710	7,212,795	6,835,868

Income before provision for income taxes	923,434	680,214	1,890,333	2,025,607

Provision for income taxes	303,000	202,000	391,000	594,000

Net income	$620,434	$478,214	$1,499,333	$1,431,607
Dividends accrued and discount accreted on preferred
shares	(96,251)	-	(257,736)	-
Net income available to common shareholders	$524,183	$478,214	$1,241,597	$1,431,607

Basic earnings per share (Notes 8)	$0.20	$0.18	$0.48	$0.55

Diluted earnings per share (Notes 8)	$0.20	$0.18	$0.48	$0.54

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$1,499,333	$1,431,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000,000	1,200,000
Increase in deferred loan origination fees, net	112,843	69,943
Depreciation	507,982	339,685
Amortization of intangibles	-	7,718
Tax benefit from exercise of stock options	(7,718)	-
Gain on sale of available-for-sale investment securities, net	(168,818)	(46,412)
Dividends on Federal Home Loan Bank stock	-	(69,100)
Accretion of discounts on investment securities, net	(10,941)	(19,501)
Increase in cash surrender value of bank-owned life insurance	(209,856)	(190,033)
Officer life insurance benefits	(317,488)	-
Stock-based compensation expense	46,702	45,836
Loss on disposition of premises and equipment	285	685
Gain on sale of other real estate	(16,055)	-
Decrease in accrued interest receivable and other assets	(713,903)	(919,419)
(Decrease) increase in accrued interest payable and other liabilities	(114,378)	177,670
Net cash provided by operating activities	2,607,988	2,028,679

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	2,864,361	9,500,000
Proceeds from sales of available-for-sale investment securities	7,371,531	4,546,412
Purchases of available-for-sale investment securities	(12,940,757)	(2,958,048)
Proceeds from principal repayments from available-for-sale
mortgage-backed securities	4,656,784	2,673,412
(Purchase) redemption of Federal Home Loan Bank Stock, net	(14,800)	425,900
Net increase in loans	(11,830,797)	(26,702,594)
Purchase of premises and equipment	(4,086,031)	(1,380,896)
Proceeds from sale of equipment	50	2,250
Proceeds from bank owned life insurance	662,838	-
Proceeds from sale of other real estate	1,296,089	-
Net cash used in investing activities	(12,020,732)	(13,893,564)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Nine Months
	Ended September 30,
	2009	2008

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$23,402,634	$2,835,440
Net increase in time deposits	14,128,872	40,271,096
Proceeds from exercised stock options	59,998	3,975
Benefit from exercise of stock options	7,718	-

Proceeds from issuance of preferred stock	7,674,217	-

Cash paid to repurchase common stock	-	(804,118)
Cash dividends paid on preferred stock	(227,310)	-
Decrease in short-term borrowings, net	(8,000,000)	(13,804,000)
Principal payments on long-term debt	(1,465,732)	(2,657,801)
Cash paid to repurchase fractional shares	(2,577)	(3,489)
Net cash provided by financing activities	35,577,820	25,841,103

Increase in cash and cash equivalents	26,165,076	13,976,218
Cash and Cash Equivalents at Beginning of Year	22,145,867	9,297,346
Cash and Cash Equivalents at End of Period	$48,310,943	$23,273,564

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,293,280	$4,333,367
Income taxes	$865,000	$1,435,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$526,160	$(958,137)
Non-cash Financing Activities:
Accrued dividends on preferred stock	$53,621	$-
Real estate owned acquired through foreclosure	$1,280,034	-
Cumulative effect of adopting EITF 06-04	$-	$102,115

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank"), in a one bank holding company reorganization intended to provide the Company and the Bank greater flexibility to expand and diversify.  The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

The Bank commenced operations in 1996 under the name Bank of Visalia and changed its name during 2005 to Valley Business Bank.  The Bank operates branches in Visalia, Fresno, Woodlake and Tipton, and Tulare.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program which was extended through June 30, 2010.  Under the program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of (the “Company’s”) consolidated financial position at September 30, 2009 and December 31, 2008, the results of its operations for the three- and nine-month periods ended September 30, 2009 and 2008, and its cash flows for the nine-month periods ended September 30, 2009 and 2008 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.  The Company evaluated subsequent events for potential recognition and/or disclosure through November 14, 2009, the date the consolidated financial statements were issued.

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

Index

2.	BASIS OF PRESENTATION (Continued)

On April 21, 2009 the Company declared a 5% stock dividend payable on June 25, 2009 for all shareholders of record on June 10, 2009.  All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$4,939,844	$137,156	$-	$5,077,000
Mortgage-backed securities	19,805,561	634,700	(3,261)	20,437,000
Municipal securities	15,336,935	202,173	(281,108)	15,258,000

	$40,082,340	$974,029	$(284,369)	$40,772,000

Net unrealized gains on available-for-sale investment securities totaling $689,660 were recorded, net of $283,795 in income taxes, as accumulated other comprehensive income within shareholders' equity at September 30, 2009.  Proceeds and realized gains from the sale of available-for-sale investment securities for the nine months ended September 30, 2009 totaled $7,371,531 and $168,818, respectively.

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$247,220	$32,780	$-	$280,000
U.S. Government agencies	6,752,730	225,270	-	6,978,000
Mortgage-backed securities	15,101,739	553,862	(1,601)	15,654,000
Municipal securities	19,752,811	98,080	(744,891)	19,106,000
	$41,854,500	$909,992	$(746,492)	$42,018,000

Net unrealized gains on available-for-sale investment securities totaling $163,500 were recorded, net of $67,280 in income taxes, as accumulated other comprehensive income within shareholders' equity at December 31, 2008.  Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2008 totaled $4,537,315 and $46,412, respectively.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at September 30, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed
securities	$2,074,000	$(3,484)	-	$-	$2,074,000	$(3,484)
Municipal securities	1,032,000	(104,675)	$2,855,000	(176,210)	3,887,000	(280,885)
	$3,106,000	$(108,159)	$2,855,000	$(176,210)	$5,961,000	$(284,369)

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

Mortgage-backed Obligations

At September 30, 2009, the Company held 52 mortgage-backed obligations of which three were in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Municipal Securities

At September 30, 2009, the Company held 48 obligations of states and political subdivision securities of which none were in a loss position for less than twelve months and thirteen were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$1,932	$2,000
After one year through five years	19,789	20,000
After five years through ten years	4,480,691	4,560,000
After ten years	15,774,367	15,753,000
	20,276,779	20,335,000
Investment securities not due at a single
maturity date:
Mortgage-backed securities	19,805,561	20,437,000

	$40,082,340	$40,772,000

At September 30, 2009 and December 31, 2008, all investment securities were pledged to secure either public deposits or borrowing arrangements.

4.	LOANS

Outstanding loans are summarized below, in thousands:

	September 30, 2009	December 31, 2008
Commercial	$52,030,576	$58,324,986
Real estate – mortgage	152,757,468	129,267,195
Real estate – construction	28,485,798	35,113,099
Agricultural	5,243,523	4,010,551
Consumer	2,142,375	3,566,210
	240,659,740	230,282,041

Deferred loan fees, net	(453,592)	(340,749)
Allowance for loan losses	(5,071,390)	(3,244,454)
	$235,134,758	$226,696,838

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulane and Fresno counties. The Company offers both fixed and floating rate loans and obtains collateral in the form or real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

5.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Furniture and equipment	$2,854,799	$2,805,728
Premises	2,095,490	2,094,517
Leasehold improvements	550,548	550,548
Construction in progress	3,184,658	5,957
Land	1,454,745	601,530
	10,140,240	6,058,280

Less accumulated depreciation and amortization	(2,587,681)	(2,083,435)
	$7,552,559	$3,974,845

During February of 2009, the Company purchased an office building in Visalia, California.  The Company plans to relocate its administrative office and Visalia branch to the new facility in December 2009.

Index

6.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $46.0 million and $47.4 million and letters of credit of $85,000 and $337,000 at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, consumer loan commitments, which are generally unsecured, represent approximately 5% of total commitments.  Agricultural loan commitments represent approximately 2% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 74% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 19% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2009 or December 31, 2008.

7.	STOCK BASED COMPENSATION

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

During the nine-month periods ended September 30, 2009 and 2008, no options were granted by the Company to its officers or directors.  Compensation expense is recognized over the vesting period on a straight line accounting basis.  Compensation cost related to stock options recognized in operating results were $12,482 and $14,678 in the three month periods ended September 30, 2009 and 2008, respectively.  Compensation cost related to stock options recognized in operating results were $38,051 and $45,836 in the nine-month periods ended September 30, 2009 and 2008, respectively.

The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows.   The excess tax benefits for the three months ended September 30, 2009 and 2008 were $1,574 and $1,579, respectively.  The excess tax benefits for the nine months ended September 30, 2009 and 2008 were $4,716 and $5,270, respectively.

Index

7.	STOCK BASED COMPENSATION (Continued)

The following table summarizes information about stock option activity for the nine months ended September 30, 2009:

	For the Nine Months Ended September 30, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at January 1, 2009	74,878	$10.36
Options granted	-	-
Options exercised	-	-
Options cancelled	(522)	13.15
Options outstanding at
September 30, 2009	74,356	10.34	5.59 years	$45,706	(1)
Options vested or expected to vest
after September 30, 2009	51,538	9.09	3.84 years	31,807	(1)
Options exercisable at September 30, 2009	43,926	8.40	3.76 years	45,706	(1)

Nonstatutory:
Options outstanding at January 1, 2009	99,132	$8.68
Options granted	-	-
Options exercised	(11,168)	5.37
Options cancelled	-	-
Options outstanding at
September 30, 2009	87,964	9.10	3.29 years	$84,105	(1)
Options vested or expected to vest
after September 30, 2009	85,647	8.89	3.29 years	84,105	(1)
Options exercisable at September 30, 2009	85,647	8.89	2.79 years	84,105	(1)

(1) 53,698 non-statutory options with a weighted average price of $11.36 and 47,803 incentive options with a weighted average price of $12.60 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at September 30, 2009.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2009.  There were 11,168 options exercised and 362 options exercised during the nine months ended September 30, 2009 and 2008, respectively.  The total intrinsic value, which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise, of options exercised during the nine months ended September 30, 2009 and 2008 were $19,295 and $1,100.  During the nine months ended 2009 and 2008, the amount of cash received from the exercise of stock options was $59,998 and $3,975, respectively.  There were no options vested during the three months ended September 30, 2009 and 2008.  The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $60,000 and $124,251, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of September 30, 2009, there was $144,594 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.52 years and will be adjusted for subsequent changes in estimated forfeitures.

Index

8.	EARNINGS PER SHARE COMPUTATION

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net Income:
Net income	$620,434	$478,214	$1,499,333	$1,431,607
Dividends accrued and discounts
accreted on preferred shares	(96,251)	-	(257,736)	-
Net income allocated to common
shareholders	$524,183	$478,214	$1,241,597	$1,431,607
Earnings Per Share:
Basic earnings per share	$0.20	$0.18	$0.48	$0.55
Diluted earnings per share	$0.20	$0.18	$0.48	$0.54
Weighted Average Number of Shares Outstanding:
Basic shares	2,605,646	2,583,700	2,600,176	2,594,507
Diluted shares	2,619,492	2,626,545	2,610,051	2,647,829

There were 101,469 options excluded from the computation of diluted earnings per share for the three-and nine-month periods ended September 30, 2009, respectively, and 47,775 excluded from the computation of diluted earnings per share for the three-and nine-month periods ended September 30, 2008, respectively, as they were identified as anti-dilutive.

9.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income	$620,434	$478,214	$1,499,333	$1,431,607
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale	323,367	(364,293)	309,645	(556,318)
investment securities, net of tax
Total other comprehensive income	$943,801	$113,921	$1,808,978	$875,289

Index

10.	INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2009.

11.	STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and, based on the October 2008 and October 2009 plan extensions approved by the Board of Directors, will continue until its expiration on November 30, 2010, subject to earlier termination at the Company’s discretion.  Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program (See Note 12). The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  There were no shares repurchased during the nine month period ended September 30, 2009.  During the nine months ended September 30, 2008, the Company repurchased 53,032 shares for a total cost of $804,118 or an average price of $15.16 per share.  Since the plan adoption the Company has repurchased 80,472 shares for a total cost of $1,185,927 at an average price of $14.74 per share.

Index

12.	PREFERRED STOCK

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

Index

13.	FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2009.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Impaired loans: Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual tersm) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  Therefore, the Company has categorized its impaired loans as level 2 and level 3.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at September 30, 2009, Using
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:

Available-for-sale investment securities	$40,772,000	$—	$40,772,000	$—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income.

Index

13.	FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
		at September 30, 2009, Using
	Fair Value September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Impaired loans	$8,512,000	$—	$546,000	$7,966,000

Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had outstanding principal balances of $9,927,000 at September 30, 2009, with a valuation allowance of $1,415,000 at September 30, 2009.  The net increase in specific allocations of the allowance for loan losses, were $1,134,000 during the nine months ended September 30, 2009.

The Company did not change the methodology used to determine fair value for any financial instruments during 2009.  Accordingly, for any given class of financial instruments, the Company did not have any transfers between level 1, level 2, or level 3 during the nine month period ended September 30, 2009.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$48,310,943	$48,310,943	$22,145,867	$22,145,867
Available-for-sale
investment securities	40,772,000	40,772,000	42,018,000	42,018,000
Loans, net	235,134,758	217,713,165	226,696,838	220,628,940
Cash surrender value of life
insurance policies	6,286,369	6,286,369	6,421,863	6,421,863
Accrued interest receivable	5,577,986	5,577,986	3,737,365	3,737,365
FHLB stock	1,119,000	1,119,000	1,104,200	1,104,200
Financial liabilities:
Deposits	294,854,939	295,212,381	257,323,433	256,576,304
Short-term debt	-	-	8,000,000	8,000,000
Long-term debt	3,718,614	4,420,705	5,184,346	4,976,558
Junior subordinated deferrable
interest debentures	3,093,000	866,000	3,093,000	866,000
Accrued interest payable	144,153	144,153	296,779	296,779
Off-balance-sheet financial
Instruments:
Commitments to extend credit	45,984,151	45,984,151	47,408,997	47,408,977
Standby letters of credit	85,225	85,225	337,330	337,330

Index

14.	RECENT ACCOUNTING DEVELOPMENTS

FASB Accounting Standards Codification™ (ASC or Codification): In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current  GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.

Measuring Liabilities at Fair Value:  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  Management is assessing the impact, if any, that         ASU 2009-05 will have on the Company’s financial condition, results of operations, and disclosures.

Accounting for Transfers of Financial Assets:  In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact, if any, that SFAS 166 will have on the Company’s financial condition, results of operations, and disclosures.

FASB Amends Disclosures about Fair Value of Financial Instruments:  In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted the provisions of ASC 825 on April 1, 2009 and the impact of the adoption is more fully discussed in Note 13 – Fair Value Measurement.

FASB Clarifies Other-Than-Temporary Impairment:  In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 320 on April 1, 2009.  Details related to the adoption of ASC 320 are more fully discussed in Note 3 – Investment Securities.  The provisions of ASC 320 did not have an impact on the Company’s financial condition and results of operations.

FASB Clarifies Application of Fair Value Accounting:  In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on the Company’s financial condition and results of operations.

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

Index

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

The Company earned net income of $620,000, or $0.20 per diluted share for the three months ended September 30, 2009, compared to $478,000 or $0.18 per diluted share for the three months ended September 30, 2008.  The Company earned net income of $1.5 million or $0.48 per diluted share, for the nine-month period ended September 30, 2009, compared to $1.4 million, or $0.54 per diluted share, for the nine-month period ended September 30, 2008.  The annualized return on average assets was 0.63% for the nine months ended September 30, 2009 and 0.65% for the same 2008 period.  The annualized return on average common shareholders’ equity for the nine months ended September 30, 2009 and 2008 was 5.34% and 6.55%, respectively.  Net income for the nine months ended September 30, 2009 slightly increased from the comparable period in the prior year  due to a $562,000 increase in net interest income, a $480,000 increase in non-interest income and a decrease in the provision for income taxes of $203,000 offset by an $800,000 increase in the provision for loan losses and $377,000 increase in non-interest expense.  While net income increased during the period, diluted earnings per share decreased due primarily to dividends paid and accrued on the Company’s preferred stock which reduced the amount of net income available to shareholders of common stock.

At September 30, 2009, the Company’s total assets were $343.6 million, representing an increase of $37.5 million or 12% compared to December 31, 2008, and an increase of $37.6 million or 12% compared to September 30, 2008.  Total loans, net of the allowance for loan losses, were $235.1 million at September 30, 2009, representing an increase of $8.4 million or 4% compared to December 31, 2008, and an increase of $10.2 million or 5% compared to September 30, 2008.  Loan volume growth in the 2009 period centered in new commercial mortgage loans.

Total deposits were $294.9 million at September 30, 2009, representing an increase of $37.5 million or 15% compared to December 31, 2008, and an increase of $36.4 million or 14% compared to September 30, 2008.  During the first nine months of 2009, time deposits, including brokered time deposits, increased by $14.1 million or 1.5%.  The amount of brokered time deposits at September 30, 2009, December 31, 2008, and September 30, 2008 were $29.2 million, $15.9 million, and $19.1 million, respectively.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.  The Company is presently utilizing brokered deposits to lessen any impact that would be caused by a rising interest rate scenario on its net interest margin.

At September 30, 2009, the Company’s leverage ratio was 12.5% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.3% and 16.6%, respectively.  At December 31, 2008, the Company’s leverage ratio was 10.9% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 12.7% and 14.0%, respectively.  The leverage, Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2008 were 10.6%, 12.6% and 13.7%, respectively.  The Company’s capital ratios increased between September 30, 2009 and the prior periods as a result of the issuance of preferred stock to the United States Department of Treasury on January 30, 2009, as well as net income earned by the Company during the period.  The Company issued and sold 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred stock, Series C for a combined price of $7.7 million.  The Treasury exercised the warrant immediately upon issuance.

Index

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

	Average balances and weighted average yields and costs
	Nine Months ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$6,251	$13	0.28%	$-	$-	$-
Federal funds sold	5,872	9	0.20%	9,988	147	1.97%
Available-for-sale investment securities:
Taxable	26,600	956	4.81%	27,452	1,013	4.93%
Exempt from Federal income taxes (1)	18,517	578	6.32%	19,560	596	6.17%
Total securities (1)	45,117	1,534	5.43%	47,012	1,609	5.44%
Loans (2) (3)	238,571	11,215	6.29%	216,323	11,651	7.19%
Total interest-earning assets (1)	295,811	12,771	6.03%	273,323	13,407	6.70%

Noninterest-earning assets, net of allowance for loan losses	23,718			20,215
Total assets	$319,529			$293,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$108,342	$989	1.22%	$91,492	$1,300	1.90%
Time deposits less than $100,000	24,792	451	2.43%	22,551	609	3.61%
Time deposits $100,000 or more	68,826	1,407	2.73%	60,838	1,793	3.94%
Total interest-bearing deposits	201,960	2,847	1.88%	174,881	3,702	2.83%
Short-term debt	2,640	16	0.81%	11,889	246	2.76%
Long-term debt	4,371	176	5.38%	6,635	234	4.71%
Junior subordinated deferrable interest debentures	3,093	101	4.37%	3,093	156	6.74%
Total interest-bearing liabilities	212,064	3,140	1.98%	196,498	4,338	2.95%

Noninterest-bearing deposits	67,247			65,856
Other liabilities	2,245			1,975
Total liabilities	281,556			264,329
Shareholders’ equity	37,973			29,209
Total liabilities and shareholders’ equity	$319,529			$293,538

Net interest income and margin (1)		$9,631	4.58%		$9,069	4.58%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $103,000 interest income reversed on nonaccrual loans.  Interest income reversed upon the transfer of loans to nonaccrual status totaled $36 and $8 for 2009 and 2008, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $469 and $454 for 2009 and 2008, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2009 and 2008.

Changes in net interest income due to changes in volumes and rates

	Nine months ended September 30, 2009 vs. September 30, 2008
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$13	$13
Federal funds sold	(61)	(77)	(138)
Investment securities
Taxable	(31)	(26)	(57)
Exempt from Federal income taxes	(48)	30	(18)
Total securities	(79)	4	(75)
Loans	1,197	(1,633)	(436)
Total interest income	1,057	(1,693)	(636)

(Decrease) increase in interest expense:
Other interest bearing deposits	239	(550)	(311)
Time deposits less than $100,000	60	(218)	(158)
Time deposits $100,000 or more	235	(621)	(386)
Total interest-bearing deposits	534	(1,389)	(855)
Short-term debt	(191)	(39)	(230)
Long-term debt	(80)	22	(58)
Junior subordinated deferrable interest debentures	-	(55)	(55)
Total interest expense	263	(1,461)	(1,198)
Increase in net interest income	$800	$(238)	$562

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $9.6 million for the nine-month period ended September 30, 2009 compared to $9.1 million for the same period of 2008, an increase of $562,000 or 6%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $794,000 and changes in interest rates on these same accounts caused net interest income to decrease by $232,000.

The increase in net interest income was caused by reduced cost of funds and increases in the loan volume offset by declining yields on loans.  Despite a $22.2 million or 10% increase in average loans, the Company’s interest income from loans decreased by $436,000 due to the average yield decreasing from 7.19% in the 2008 period to 6.29% in the 2009 period, a change of 90 basis points.  This primarily reflected the impact of Federal Fund rate decreases totaling 175 basis points occurring between October 2008 to September 30, 2009 and the resulting impact on the variable rate portion of the Company’s loan portfolio.  At September 30, 2009, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans, of which 40% were at the floor rate.  In addition, there was a greater volume of nonaccrual loans in the 2009 period.  There was also a decrease in investment income as average available-for-sale investment securities decreased by $1.9 million or 4%, due primarily to called, matured and sold securities.

Total interest income for the nine-month periods ended September 30, 2009 and 2008 was $12.8 million and $13.4 million, respectively, a decrease of $635,000 or 5%, which resulted primarily from falling interest rates, but offset by an increase in the balance of average interest-earning assets during the period.

The average rate paid on interest-bearing liabilities was 1.98% in the 2009 period compared to 2.95% in the 2008 period, a reduction of 97 basis points.  Average total interest-bearing liabilities in the 2009 period increased by $15.6 million or 8% compared to the 2008 period.  This included an increase in average other interest bearing deposits of $16.9 million or 18%, and an increase of $10.2 million or 12% in average time deposits.  These increases were offset by an $11.5 million or 62% decrease in the Company’s combined short-term and long-term debt.

Index

The Company’s net interest margin (the quotient of net interest income divided by total interest-earning assets) on a taxable equivalent basis remained flat at 4.58% during the nine month periods ended September 30, 2009 and 2008 as the increase in net interest income was offset by the increase in interest-earning assets.  This was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included utilizing rate floors on variable priced loans and lowering of deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $2.0 million loan loss provision was recorded during the nine months ended September 30, 2009 compared to a $1.2 million provision for loan losses for the nine-month period ended September 30, 2008.  Management determined the provision for loan losses for the period ended September 30, 2009 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2009 and 2008 totaled $1.5 million and $992,000, respectively, an increase of $480,000 or 48%.  The components of non-interest income during each period were as follows:

Non-interest income
	Nine Months ended September 30,
(in thousands)	2009	2008	Increase (Decrease)
Service charges	$567	$528	$39
Gain on sale of available-for-sale investment securities	169	46	123
Gain on sale of other real estate	16	-	16
Mortgage loan brokerage fees	41	42	(1)
Earnings on cash surrender value of life insurance policies	215	201	14
Officer life insurance benefits	317	-	317
Other	147	175	(28)
Total non-interest income	$1,472	$992	$480

Service charges increased by $39,000 due to a $65,000 increase in account analysis charges offset by a $23,000 decrease in non-sufficient funds and overdraft charges.  Non-interest income also increased by $317,000 due to nonrecurring officer life insurance benefits.  Within the other category, the Federal Home Loan Bank (“FHLB”) dividend income decreased $63,000 due to the cessation of FHLB dividends in the 2009 period.  This was offset by rental income of $33,000 from an office building purchased to house the Company’s Visalia branch and administrative offices.

Non-Interest Expense

Non-interest expense was $7.2 million for the nine-month period ended September 30, 2009 compared to $6.8 million for the nine-month period ended September 30, 2008, an increase of $377,000 or 6%.  Assessment and insurance expense increased by $287,000 or 153% as Federal Deposit Insurance Corporation assessments increased due to higher premiums and an industry-wide special assessment cost the Company $141,000.  Occupancy and equipment expense increased by $236,000 primarily due to expenses related to the planned relocation of the Visalia offices to a larger facility in the latter part of 2009.  Data processing costs increased by $38,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.

Professional and legal costs increased by $95,000 in the 2009 period due to legal costs related to compensation and other issues and to the timing of audit fee payments.  Salary and benefits decreased by $158,000 due to wage and salary restrictions imposed by management.  The other category also decreased by $24,000 mostly due to lower employee hiring expenses.

Index

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2009 and 2008:

Non-interest expense
	Nine Months ended September 30,
(in thousands)	2009	2008	Increase (Decrease)
Salaries and employee benefits	$3,663	$3,821	$(158)
Occupancy and equipment	1,170	934	236
Other real estate owned	14	-	14
Data processing	428	390	38
Operations	363	389	(26)
Professional and legal	372	277	95
Advertising and business development	164	209	(45)
Telephone and postal	160	163	(3)
Supplies	113	142	(29)
Assessment and insurance	475	188	287
Amortization expense	-	8	(8)
Other expenses	291	315	(24)
Total non-interest expense	$7,213	$6,836	$377

Provision for Income Taxes

The provision for income taxes for the nine-month periods ended September 30, 2009 and 2008 was $391,000 and $594,000, respectively.  The effective tax rates for these periods were 20.68%, and 29.32%, respectively.  The decrease in the effective tax rate was primarily due to increases in tax exempt income received in the 2009 period, including officer life insurance benefits.

Index

Results of Operations for the Three Months Ended September 30, 2009

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs
	Three Months ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$18,550	$13	0.28%	$-	$-	-
Federal funds sold	1,563	-	-	20,291	99	1.94%
Available-for-sale investment securities:
Taxable	28,612	332	4.60%	23,340	295	5.03%
Exempt from Federal income taxes (1)	17,375	181	6.26%	19,742	203	6.20%
Total securities (1)	45,987	513	5.23%	43,082	498	5.56%
Loans (2) (3)	243,947	3,840	6.25%	224,164	3,907	6.93%
Total interest-earning assets (1)	310,047	4,366	5.71%	287,537	4,504	6.38%

Noninterest-earning assets, net of allowance for loan losses	25,497			19,872
Total assets	$335,544			$307,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$118,133	$305	1.02%	$91,362	$409	1.78%
Time deposits less than $100,000	24,659	124	2.00%	28,759	245	3.39%
Time deposits $100,000 or more	77,486	481	2.46%	74,167	665	3.57%
Total interest-bearing deposits	220,278	910	1.64%	194,288	1,319	2.70%
Short-term debt	-	-	-	8,000	52	2.59%
Long-term debt	3,742	47	4.98%	5,511	70	5.05%
Junior subordinated deferrable interest debentures	3,093	30	3.85%	3,093	48	6.17%
Total interest-bearing liabilities	227,113	987	1.72%	210,892	1,489	2.81%

Noninterest bearing deposits	67,722			65,754
Other liabilities	1,639			1,603
Total liabilities	296,474			278,249
Shareholders’ equity	39,070			29,160
Total liabilities and shareholders’ equity	$335,544			$307,409

Net interest income and margin (1)		$3,379	4.44%		$3,015	4.32%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $20,000 interest income reversed on nonaccrual loans.  Interest income reversed upon the transfer of loans to nonaccrual status totaled $20 and $8 for 2009 and 2008, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $162 and $150 for 2009 and 2008, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2009 and 2008.

Changes in net interest income due to changes in volumes and rates

	Three months ended September 30, 2009 vs. September 30, 2008.
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$13	$13
Federal funds sold	(92)	(7)	(99)
Investment securities
Taxable	67	(30)	37
Exempt from Federal income taxes	(37)	15	(22)
Total securities	30	(15)	15
Loans	346	(413)	(67)
Total interest income	284	(422)	(138)

(Decrease) increase in interest expense:
Other interest-bearing deposits	120	(224)	(104)
Time deposits less than $100,000	(35)	(86)	(121)
Time deposits $100,000 or more	30	(214)	(184)
Total interest-bearing deposits	115	(524)	(409)
Short-term debt	(52)	-	(52)
Long-term debt	(23)	-	(23)
Junior subordinated deferrable interest debentures	-	(18)	(18)
Total interest expense	40	(542)	(502)
Increase in net interest income	$244	$120	$364

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.4 million for the three-month period ended September 30, 2009 compared to $3.0 million for the same period of 2008, an increase of $365,000 or 12%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $244,000, and changes in interest rates on these same accounts caused net interest income to increase by $120,000.

The increase in net interest income was caused by reduced cost of funds and increases in average loan volume offset by declining yields on loans.  Despite a $19.8 million or 9% increase in average loans, the Company’s interest income from loans decreased by $67,000 due to the average yield decreasing from 6.93% in the 2008 period to 6.25% in the 2009 period, a change of 68 basis points.  This primarily reflected the impact of Federal Fund rate decreases totaling 175 basis points occurring between October 2008 to September 30, 2009 and the resulting impact on the variable priced portion of the Company’s loan portfolio.  At September 30, 2009, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans of which 40% were at the floor rate.  In addition, there was a greater volume of nonaccrual loans in the 2009 period.

Total interest income for the three-month periods ended September 30, 2009 and 2008 was $4.4 million and $4.5 million, respectively, a decrease of $138,000 or 3% which resulted from falling interest rates offset by increases in the average balance of securities and loans.  This decrease was more than offset by reduced funding costs that was also attributable to falling interest rates.

The average rate paid on interest-bearing liabilities was 1.72% in the 2009 period compared to 2.81% in the 2008 period, a reduction of 109 basis points.  Average total interest-bearing liabilities in the 2009 period increased by $16.2 million or 8% compared to the 2008 period.  This included an increase in average other interest bearing deposits of $26.8 million or 29%, which was offset by a decrease of $781,000 million or 1% in average time deposits and a $9.8 million or 72% decrease in the Company’s combined short-term and long-term debt.

Index

The Company’s net interest margin on a taxable equivalent basis increased 12 basis points from 4.32% to 4.44% during the three month period ended September 30, 2009.  The Company maintained a fairly steady net interest margin despite Fed Funds rate decreases totaling 175 basis points during the period October 2008 to September 2009 and increased volume of nonaccrual loans.  This was attributable both to loan growth and to management’s efforts to mitigate the impact of falling interest rates.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on the credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $600,000 million loan loss provision was recorded during the three months ended September 30, 2009 compared to a $400,000 provision for loan losses for the three-month period ended September 30, 2008.  Management determined the provision for loan losses, for the period ended September 30, 2009 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2009 and 2008 totaled $508,000 and $312,000, respectively, an increase of $196,000 or 3%.  The components of non-interest income during each period were as follows:

Non-interest income
	Three Months ended September 30,
(in thousands)	2009	2008	Increase (Decrease)
Service charges	$198	$192	$6
Gain on sale of available-for-sale investment securities	165	-	165
Gain on sale of other real estate	16	-	16
Mortgage loan brokerage fees	13	8	5
Earnings on cash surrender value of life insurance policies	73	68	5
Other	43	44	(1)
Total non-interest income	$508	$312	$196

Service charges increased by $6,000 due to a $19,000 increase in account analysis charges offset by a $10,000 decrease in non-sufficient funds and overdraft charges.  Non-interest income also increased by $165,000 due to income from gains on sale of available-for-sale investment securities and $16,000 from gain on sale of other real estate resulting from the sale of two foreclosed properties.  Mortgage loan brokerage fees increased by $5,000 despite falling real estate values that hindered financing opportunities.

Non-Interest Expense

Non-interest expense was $2.4 million for the three-month periods ended September 30, 2009 compared to $2.2 million for the three month period ended September 30, 2008, an increase of $118,000 or 5%. Assessment and insurance expense increased by $76,000 or 115% as Federal Deposit Insurance Corporation assessments increased due to higher premiums. Occupancy and equipment expense increased by $53,000 primarily due to expenses related to the planned relocation of the Visalia offices to a larger facility in the latter part of 2009.  Data processing costs increased by $23,000 due primarily to the increased usage of electronic banking products by customers and branch operations staff.  The other category also increased by $25,000 mostly due to costs related to education and training.

Professional and legal costs increased by $55,000 in the 2009 period due to legal costs related to compensation and other issues and to the timing of audit fee payments.  Salary and benefits decreased by $65,000 due to wage and salary restrictions imposed by management.

Index

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2009 and 2008:

Non-interest expense
	Three Months ended June 30,
(in thousands)	2009	2008	Increase (Decrease)
Salaries and employee benefits	$1,200	$1,265	$(65)
Occupancy and equipment	388	335	53
Other real estate owned	3	-	3
Data processing	153	130	23
Operations	121	134	(13)
Professional and legal	138	83	55
Advertising and business development	43	71	(28)
Telephone and postal	54	54	-
Supplies	38	49	(11)
Assessment and insurance	142	66	76
Other expenses	84	59	25
Total non-interest expense	$2,364	$2,246	$118

Provision for Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2009 and 2008 was $303,000 and $202,000, respectively.  The effective tax rates for these periods were 32.70%, and 29.70%, respectively. The increase in effective tax rate was primarily due to a disproportionate increase in taxable revenues and reduced revenues from tax exempt sources.

Financial Condition

Fair Value

The Company determines the fair values of financial instruments according to the guidance for fair value measurements and related disclosures.  The guidance establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instruments, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information about the financial instruments carried at fair value.

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	September 30, 2009
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$4,940	$137	$-	$5,077
Mortgage-backed securities	19,805	635	(3)	20,437
Municipal securities	15,337	202	(281)	15,258
Total	$40,083	$974	$(284)	$40,772

	December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$247	$33	$-	$280
U.S. government agencies	6,753	225	-	6,978
Mortgage-backed securities	15,102	554	(2)	15,654
Municipal securities	19,753	98	(745)	19,106
Total	$41,855	$910	$(747)	$42,018

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

At September 30, 2009, the Company had a total of 48 municipal securities with a remaining principal balance of $15,336,000 and a net unrealized loss of approximately $79,000. Thirteen of these securities account for $281,000 of the gross unrealized loss at September 30, 2009.  The Company continues to perform extensive analyses on these securities as well as all municipal securities.  By analyzing the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected and the credit support component of these securities has increased from the origination date.  As of September 30, 2009, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	September 30, 2009		December 31, 2008
Commercial	$52,031	22%	$58,325	25%
Real estate – mortgage (1)	152,757	63	129,267	56
Real estate – construction	28,486	12	35,113	15
Agricultural	5,244	2	4,011	2
Consumer and other	2,142	1	3,566	2
Subtotal	240,660	100%	230,282	100%
Deferred loan fees, net	(454)		(341)
Allowance for loan losses	(5,071)		(3,244)
Total loans, net	$235,135		$226,697

(1) Consists primarily of commercial mortgage loans.

During the nine months ended September 30, 2009, loan growth occurred in the category of real estate – mortgage and was offset by declines in the balances of real estate - construction.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company.

Nonperforming Assets

There was $7.5 million in nonperforming assets at September 30, 2009 which represented 3.17% of total loans.  Non-performing assets at September 30, 2009 were comprised of ten nonaccrual loans for which management has established specific loss reserves of $692,000.  This compared to $3.0 million in non-performing assets at September 30, 2008 which represented 1.31% of total loans, and $4.9 million in non-performing assets at December 31, 2008, which represented 2.2% of total loans.  Non-performing assets increased during 2009 primarily due to one large commercial real estate relationship that was transferred to nonaccrual status during the second quarter of 2009.  Income earned on this relationship during 2009 was reversed in the amount of $83,000.  There was also $20,000 of interest income reversed for two additional loans placed in nonaccrual status during 2009.

The Company had no real estate acquired through foreclosure at September 30, 2009 or December 31, 2008.  At June 30, 2009, the Company had other real estate owned of $810,000 consisting of two properties acquired through foreclosure during the second quarter.  These properties were sold during the third quarter for an aggregate gain of $16,000.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2008.  At December 31, 2008, the recorded investment in loans that were considered to be impaired totaled $4.9 million.  The specific allowance for loan losses for impaired loans at December 31, 2008 totaled $425,000.  At September 30, 2009, the recorded investment in loans that were considered to be impaired totaled $10.6 million.  The specific allowance for loan losses for impaired loans at September 30, 2009 totaled $1.4 million.  Most of the $2.0 million provision for loan losses for the three and nine months ended September 30, 2009 is related to the $1.0 increase in specific reserves.

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

The allowance for loan losses totaled $5.1 million or 2.11% of total loans at September 30, 2009.  This compared to $2.84 million or 1.25% of total loans at September 30, 2008 and $3.2 million or 1.41% at December 31, 2008.  Management determined the allowance for loan losses after careful consideration of current economic conditions, including a significant decline in real estate values in the Bank’s primary market.  The Company recorded $173,000 in net charge-offs during the nine months ended September 30, 2009 compared to net recoveries of $20,000 during the nine months ended September 30, 2008 and net charge-offs of $114,000 during the twelve months ended December 31, 2008.  The 2009 charge-offs pertained to the acquisition through foreclosure of two properties, one residential real estate and the other commercial real estate.

Management determined the allowance for loan losses at September 30, 2009 based on its assessment of probable loan losses; however, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Nine Months ended	Nine Months ended	Year ended
	September 30, 2009	September 30, 2008	December 31, 2008
(dollars in thousands)

Balance, beginning	$3,244	$1,758	$1,758
Provision for loan losses	2,000	1,200	1,600
Charge-offs-real estate	(173)	-	(5)
Charge-offs-commercial	-	(125)	(125)
Charge-offs-other	-	(12)	(12)
Recoveries	-	20	28
Balance, ending	$5,071	$2,841	$3,244

Net charge-offs to average loans outstanding (annualized)	.10%	.07%	0.05%
Average loans outstanding	$238,571	$216,323	$219,431
Ending allowance to total loans outstanding	2.11%	1.25%	1.41%

Premises and Equipment

During February of 2009, the Company purchased an 18,700 square foot building in Visalia, California for $3.8 million.  The Company plans to relocate its administrative office and Visalia branch to the new facility.

Deposits

Total deposits were $294.9 million at September 30, 2009, a $37.5 million or 15% increase from the December 31, 2008 total of $257.3 million.  Interest-bearing and time deposits increased by $34.1 million or 39% and $14.1 million or 15%, respectively during the nine month period ended September 30, 2009.  Brokered deposits included in time deposits at September 30, 2009 and December 31, 2008 were $29.2 million and $15.9 million, respectively.  All other deposits were acquired locally.  The Company presently utilizes brokered deposits to lessen any negative impact that would be casued by a rising rate scenario on its net interest margin.  Most of the brokered deposits on the balance sheet at September 30,

Index

2009 were obtained in mid-2009, have maturities ranging from 3 to 5 years and are callable after 6 months.  Non-interest bearing deposits decreased by $10.7 million or 14%, during the nine-month period ended September 30, 2009, which reflected a normal seasonal pattern.

Total deposits at September 30, 2009 and December 31, 2008 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	September 30, 2009		December 31, 2008
Non-interest bearing	$66,707	23%	$77,406	30%
Interest bearing	121,839	41%	87,737	34%
Time deposits	77,109	26%	76,280	30%
Brokered deposits	29,100	10%	15,900	6%
Total Deposits	$294,855	100%	$257,323	100%

Federal Home Loan Bank Borrowings

The Company has utilized short-term borrowings from the FHLB to fund asset growth during periods when market conditions for growing the deposit base were unfavorable. At September 30, 2009, the Company had outstanding long-term fixed rate debt from the Federal Home Loan Bank totaling $3.7 million and no short-term debt.  At December 31, 2008, the Company had $8.0 in short-term adjustable rate debt and long-term fixed rate debt totaling $5.2 million.  At September 30, 2009, the weighted average rate on long-term borrowings was 5.38%.  The remaining principal balance of long-term debt is scheduled to mature at various dates ending in January 2012.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at September 30, 2009 was unchanged from December 31, 2008.  The rate of interest paid on these debentures was 4.37% at September 30, 2009 compared to 7.08% at December 31, 2008.

Index

Capital Resources

The Company’s shareholders’ equity was $39.5 million at September 30, 2009 and $30.1 million at December 31, 2008.  The increase resulted from net income of $1.5 million for the nine months ended September 30, 2009 and the issuance of $7.7 million of preferred stock to the U.S. Treasury.

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

Index

The following table summarizes the Company’s risk-based capital ratios as of September 30, 2009 and December 31, 2008:

Capital and capital adequacy ratios

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp
and Subsidiary	$42,049	12.5%	$33,044	10.9%
Minimum regulatory requirement	$13,422	4.0%	$12,150	4.0%

Valley Business Bank	$42,045	12.5%	$32,751	10.8%
Minimum requirement for “Well-
Capitalized” institution	$16,777	5.0%	$15,181	5.0%
Minimum regulatory requirement	$13,417	4.0%	$12,145	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp
and Subsidiary	$42,049	15.6%	$33,044	12.7%
Minimum regulatory requirement	$10,817	4.0%	$10,367	4.0%

Valley Business Bank	$42,045	15.6%	$32,751	12.6%
Minimum requirement for “Well-
Capitalized” institution	$16,220	6.0%	$15,545	6.0%
Minimum regulatory requirement	$10,813	4.0%	$10,363	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp
and Subsidiary	$45,450	16.8%	$36,284	14.0%
Minimum regulatory requirement	$21,633	8.0%	$20,734	8.0%

Valley Business Bank	$45,444	16.8%	$35,990	13.9%
Minimum requirement for “Well-
Capitalized” institution	$27,033	10.0%	$25,909	10.0%
Minimum regulatory requirement	$21,627	8.0%	$20,728	8.0%

At September 30, 2009 and December 31, 2008, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At September 30, 2009 and December 31, 2008, $3.0 million of trust securities was included in Tier 1 Capital.

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

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets as of December 31, 2008.  The preferred stock serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at September 30, 2009 is an increase of approximately 300 basis points.

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

VALLEY COMMERCE BANCORP

Date: November 14, 2009	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: November 14, 2009	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications