Form 10-K
period 2009-12-31
Valley Commerce Bancorp
filed 2010-03-31
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2009

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

Yes  ☐  No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $28.9 million based on the average bid and asked price reported to the Registrant on that date of $11.19 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Common Stock, no par value	2,608,317 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2010, (Proxy Statement)	Part III

Part I

PART I

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K including, but not limited to, those described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service area failing to improve or continuing to deteriorate and resulting in, among other things, a deterioration in credit quality and increases in the provision for loan loss; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9) changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12)  changes in laws and regulations; (13)  recently issued accounting pronouncements; (14) government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management’s ability to manage these and other risks.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

At December 31, 2009, the Company had one banking subsidiary, the Bank.  The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders if and when declared by the Board of Directors, costs of repurchasing Company stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.  Other sources of cash include settlement of intercompany transactions and funds received from exercise of stock options.

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

At December 31, 2009, the Company’s assets totaled $340.2 million.  As of December 31, 2009, the Company had a total of 81 employees and 77 full time equivalent employees, including the employees of the Bank.

This Annual Report on Form 10-K and other reports filed under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (SEC) will be accessible on the Company’s website, www.valleybusinessbank.net, as soon as practicable after the Company files the document with the SEC.  These reports are also available through the SEC’s website at www.sec.gov.

The Bank. As a California state-chartered bank that is not a member of the Federal Reserve Bank (the “FRB”), Valley Business Bank is subject to primary supervision, examination and regulation by the Federal Deposit Insurance Corporation (the “FDIC”), the California Department of Financial Institutions (the “DFI”) and is subject to applicable regulations of the FRB.  The Bank’s deposits are insured by the FDIC to applicable limits.  As a consequence of the extensive regulation of commercial banking activities in California and the United States, banks are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

The Bank was organized in 1995 and commenced business as a California state chartered bank in 1996.  The Bank’s deposit accounts are insured by the FDIC up to maximum insurable amounts.  The Bank is participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, which the FDIC has extended through June 30, 2010, all noninterest-bearing transaction accounts, and negotiable order of withdrawal (NOW) accounts with interest rates no higher than .50%, are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.  The Bank is not a member of the Federal Reserve System.

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

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans.  It also originates a small number of consumer and agricultural loans and brokers single-family residential loans to other mortgage lenders.  The Bank targets small businesses, professionals and commercial property owners in its market area for loans.  It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff.  The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate.  At December 31, 2009, Valley Business Bank’s prime rate was 1% higher than the prevailing national prime rate as published in the Wall Street Journal.  The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs.  For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank.  At December 31, 2009 approximately 79% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 20% of the loan portfolio was comprised of commercial loans.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California.  Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base.

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

Other Bank Services.  The Bank has offered Internet banking services since July 2002 and intends to continue expanding its Internet based banking services for the benefit of its customers.  In recent years, new services including remote deposit capture and mobile banking have been implemented.  The Bank also offers courier services, travelers’ checks, safe deposit boxes, banking-by-mail, and other customary bank services. The Bank provides certain services such as international banking transactions to its customers through correspondent banks.  Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position.  The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

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

The Company’s principal competitors for deposits and loans are major banks, other local banks, savings and loan associations, credit unions, and brokerages.  In addition, management anticipates that improved technology and effective marketing strategies will enable nontraditional competitors to effectively compete for loan and deposit business.

Despite a very competitive banking environment, the Company has continued to grow over the last three years.  Total assets grew from $263.8 million at December 31, 2006, to $340.2 million at December 31, 2009, an increase of 29%.  Growth in the regional economy and the Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s significant balance sheet components for the last four years are detailed further in the following table:

	December 31,
(dollars in 000’s)	2006	2007	2008	2009
Total assets	$263,800	$279,081	$306,099	$340,172
Loans, net	184,077	199,514	226,697	234,823
Deposits	207,576	215,386	257,323	294,282
Shareholders’ equity	25,448	28,873	30,140	36,869

As of June 30, 2009 (date of latest available statistics from FDIC), there were 15 commercial banks and savings associations with a total of 67 offices in Tulare County.  On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 7% of the total $39 billion in deposits.  The Company believes that it can gain additional market share in its principal market of Tulare County while it works to expand its core customer base in the metropolitan Fresno area.

Regulation and Supervision.

Capital Standards.  The FRB and the FDIC have risk-based capital adequacy guidelines that are intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.  The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets and certain non-qualifying deferred tax assets.  Tier 2 capital may consist of a limited amount of the allowance for loan losses and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.  Since December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio.  Regulators generally require banking organizations to maintain the leverage ratio well above the 3% regulatory minimum.

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

As discussed above, we are required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and Bancorp as of December 31, 2009 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Valley Business Bank	Valley Commerce Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	11.4%	11.4%
Tier 1 risk-based capital ratio	4.0%	6.0%	14.8%	14.8%
Total risk-based capital ratio	8.0%	10.0%	16.0%	16.0%

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

The FDIC amended this assessment system in February 2009 and based an insured depository institution’s assessment rate on different factors that pose a risk of loss to the Deposit Insurance Fund, including the institution’s recent financial ratios and supervisory ratings, and level of reliance on a significant amount of secured liabilities or significant amount of brokered deposits (except that the factor of brokered deposits will not be considered for well capitalized institutions that are not accompanied by rapid growth).  The FDIC also in February 2009 set the assessment base rates to range between $0.12 to $0.16 per $100 of insured deposits on an annual basis.  In May 2009, the FDIC imposed a special assessment of 5 basis points on each insured depository institution’s assets less its Tier 1 capital payable on September 30, 2009 with a ceiling of 10 basis points of an institution’s domestic deposits.  In November 2009, the FDIC approved a final rule to require all insured depository institutions including the Bank to prepay three years of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC.  The amount of this prepaid assessment was $3.6 million which the Bank paid on December 30, 2009.  While the prepaid assessments are not charged to income for 2009 but rather ratably over three years beginning in 2010, the quarterly amount paid will reduce the cash and liquidity of the Bank at year end 2009 and subsequent periods.  Due to the significant losses at failed banks and expected losses for banks that will fail, it is likely that FDIC insurance fund assessments on the Bank will increase, and such assessments may materially adversely affect the profitability of the Bank.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As a member of the FHLB-SF, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

▪	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
▪	an activity based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions.  At December 31, 2009 the Bank owned 11,190 shares of FHLB-SF capital stock.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2009, the Bank was in compliance with these requirements.

On July 2, 2009, the Board of Governors of the Federal Reserve System amended Regulation D, Reserve Requirements of Depository Institutions, to authorize the establishment of limited-purpose accounts at Federal Reserve Banks, called excess balance accounts, for the maintenance of excess balances of interest-eligible institutions. The authorization of excess balance accounts was intended to address pressures on correspondent-respondent business relationships.  The Bank placed funds in the FRB excess balance account shortly after its inception and earned interest at a rate comparable to the federal funds rate.

Impact of Monetary Policies.  The earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.  The earnings of the Company are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the FRB.  The FRB can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government and other securities, and by its control of the discount rates applicable to borrowings by banks from the FRB.  The actions of the FRB in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits.  The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable.

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

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of November 2007, the Bank was rated “satisfactory.”

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

In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation.  The new law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence.  In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date.  The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages.  The new law also amends the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers.  The new law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment.  Interest rates on new transactions can increase only after the first year.  Significant changes in terms on accounts cannot occur without 45 days' advance notice of the change.  The new law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days' advance notice of the change.   The new law allows consumers to opt out of certain significant changes in terms on their accounts.  Opting out means cardholders agree to close their accounts and pay off the balance under the old terms.  They have at least five years to pay the balance.   Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt.  Credit card companies must stay at least 1,000 feet from college campuses if they are offering free pizza or other gifts to entice students to apply for credit cards.

The new requires card issuers to give card account holders "a reasonable amount of time" to make payments on monthly bills.  That means payments would be due at least 21 days after they are mailed or delivered.  Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments.   When consumers have accounts that carry different interest rates for different types of purchases  payments in excess of the minimum amount due must go to balances with higher interest rates first.   Consumers must "opt in" to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable.   Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges.  Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card. Credit card issuers must disclose to cardholders the consequences of making only minimum payments each month, namely how long it would take to pay off the entire balance if users only made the minimum monthly payment.  Issuers must also provide information on how much users must pay each month if they want to pay off their balances in 36 months, including the amount of interest.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (“EESA”).  The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction.  In addition, the board of directors of any TARP recipient is required under EESA, as amended to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.

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

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

•
ESTABLISHMENT OF STANDARDS - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (non-deductibility of executive compensation in excess of $500,000).

•	COMPLIANCE WITH STANDARDS - The Treasury is required to see that each TARP recipient meet the required standards for executive compensation and corporate governance.

•	SPECIFIC REQUIREMENTS FOR THE REQUIRED STANDARDS -

▪
Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

▪
A claw-back requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

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

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation for shareholders to vote.  The SEC is to establish regulations to implement this provision.  While nonpublic companies are required to include this proposal, it is not known what the regulations will provide as to executive compensation disclosure requirements of such TARP recipients, and whether they will be as extensive as the existing SEC executive compensation requirements.  In addition, shareholders are allowed to present other nonbinding proposals with respect to executive compensation.

ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:

•	$375 million for temporarily eliminating fees on SBA-backed loans and raising SBA's guarantee percentage on some loans to 90 percent.
•	$255 million for a new loan program to help small businesses meet existing debt payments
•	$30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders.

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

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability legislation (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA.  The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public/private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions.  In addition, the proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  Similarly, on January 12, 2010, the FDIC announced that it would seek public comment through advance notice of rule making on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

On September 3, 2009, the U.S. Treasury issued a policy statement entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.”  The statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord.  Six of the core principles relate directly to bank capital requirements. The statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II and affect all regulated banking organizations and other systemically important institutions.  The statement calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk.  The statement suggested that changes to the regulatory capital framework be phased in over a period of several years with a recommended schedule providing for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.  Following the issuance of the statement, on December 17, 2009, the Basel committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital.  Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status.  The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.  Concurrently with the release of the Capital Proposals, the Basel committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”).  The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

In June 2009, the Administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States.  Significant aspects of the Administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.  The Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above.  Along with amendments to the Administration’s proposal there are separate comprehensive financial reform bills intended to address in part or whole or vary in part or in whole from the proposals set forth by the Administration were introduced in both houses of Congress in the second half of 2009 and in 2010 and remain under review by both the U.S. House of Representatives and the U.S. Senate.

The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets.  The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing and low interest-bearing transaction accounts.  The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009.  The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days.  The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing and low interest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum.  This coverage became effective on October 14, 2008, and will continue through June 30, 2010.

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

On October 7, 2008 the FDIC adopted a restoration plan that would increase the rates banks pay for deposit insurance, and proposed rules for adjusting the system that determines what deposit insurance premium rate a bank pays the FDIC.  Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal rule, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009.  Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Together, the proposed changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013.  The proposed changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue.  The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones.  The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  The FDIC also voted to maintain the Designated Reserve Ratio at 1.25 percent as a signal of its long term target for the fund.

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

In California, the enactment of AB329 in 2009, the Reverse Mortgage Elder Protection Act of 2009 prohibits a lender or any other person who participates in the origination of the mortgage from participation in, being associated with, or employing any party that participates in or is associated with any other financial or insurance activity or referring a prospective borrower to anyone for the purchase of other financial or insurance products; and imposes certain disclosure requirements on the lender.

The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the Department of Financial Institutions to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean.  The statute becomes operative on July 1, 2010, or 90 days after issuance of the form, whichever occurs later.

The enactment of AB 1291 in 2009 makes changes to the California Unclaimed Property Law including (among other things): allowing electronic notification to customers who have consented to electronic notice; requiring that notices contain certain information and allow the holder to provide electronic means to enable the owner to contact the holder in lieu of returning the prescribed form to declare the owner’s intent; authorizing the holder to give additional notices; and requiring, beginning January 1, 2011, a banking or financial organization to provide a written notice regarding escheat at the time a new account or safe deposit box is opened.

The enactment of SB306 makes specified changes to clarify existing law related to filing a notice of default on residential real property in California, including (among other things): clarifying that the provisions apply to mortgages and deeds of trust recorded from January 1, 2003 through December 31, 2007, secured by owner-occupied 3 4 residential real property containing no more than 4 dwelling units; revising the declaration to be filed with the notice of default; specifying how the loan servicers have to maximize net present value under their pooling and servicing agreements applies to certain investors; specifying how and when the notice to residents of property subject to foreclosure is to be mailed; and extending the time during which the notice of sale must be recorded from 14 to 20 days.  The bill also makes certain changes related to short-pay agreements and short-pay demand statements.

On February 20, 2009, Governor Schwarzenegger signed ABX2 7 and SBX2 7, which established the California Foreclosure Prevention Act.  The California Foreclosure Prevention Act modifies the foreclosure process to provide additional time for borrowers to work out loan modifications while providing an exemption for mortgage loan servicers that have implemented a comprehensive loan modification program. Civil Code Section 2923.52 requires an additional 90 day period beyond the period already provided before a Notice of Sale can be given in order to allow all parties to pursue a loan modification to prevent foreclosure of loans meeting certain criteria identified in that section.

A mortgage loan servicer who has implemented a comprehensive loan modification program may file an application for exemption from the provisions of Civil Code Section 2923.52.  Approval of this application provides the mortgage loan servicer an exemption from the additional 90-day period before filing the Notice of Sale when foreclosing on real property covered by the new law.

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

• Reduced from 5% to 1% the amount of eligible assets to be maintained at an approved depository by an office of a foreign (other nation) bank for the protection of the interests of creditors of the bank’s business in this state or for the protection of the public interest;

• Enabled the DFI to issue an order against a bank licensee parent or subsidiary;

• Provided that the examinations may be conducted in alternate examination periods if the DFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the DFI may not accept two consecutive examination reports made by federal regulators;

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

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies – Adoption of New Financial Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10K for information related to recent accounting pronouncements.

ITEM 1A - RISK FACTORS

Continued deterioration of local real estate values could reduce our profitability.  At December 31, 2009, approximately 79% of the Company’s loan portfolio was secured by real estate.  There was a rapid increase in real estate values in our market area in recent years which peaked in mid-2007. Subsequently, our market area has experienced significant declines in real estate values.  A continued downturn in such values would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us.

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

If the Company’s allowance for loan losses is not sufficient to absorb actual loan losses, our profitability could be reduced.  The risk of loan losses is inherent in the lending business. The Company maintains an allowance for loan losses (ALL) based upon the Company’s actual losses over a relevant time period and management’s assessment of all relevant qualitative factors that may cause future loss experience to differ from its historical loss experience.  Although the Company maintains a rigorous process for determining the ALL, it can give no assurance that it will be sufficient to cover future loan losses.  If the allowance for loan losses is not adequate to absorb future losses, or if bank regulatory agencies require the Company to increase its ALL, earnings could be significantly and adversely impacted.

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

Disruptions in market conditions may adversely impact the fair value of available-for-sale investment securities.  Generally Accepted Accounting Principles (GAAP) require the Company to carry its available-for-sale investment securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity.  In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired.  The disruptions that may be of most consequence to the Company include the financial condition of government sponsored enterprises and insurers of municipal bonds, which reduced market liquidity and fair value for the Company’s holdings of mortgage-backed securities and municipal bonds, respectively.  Although certain of these financial disruptions have subsided, management expects continued volatility in the fair value of the Company’s available-for-sale investment securities and is not able to predict when or if the fair value of such securities will regain, relative to interest rates, the valuations that existed prior to the 2008 financial market disruptions, or if any of its available-for-sale investment securities will become other than temporarily impaired.

Further deterioration in the financial condition of the Federal Home Loan Bank (FHLB) of San Francisco may adversely impact the Company’s investment in FHLB.  The Company is a voluntary member of the FHLB of San Francisco, and is required to make an equity investment in the FHLB as a condition of borrowing money from it.  In the fourth quarter of 2008, the FHLB of San Francisco announced certain weaknesses in its financial condition and suspended payment of dividends on its stock and retirement of excess stock held by member institutions.  If there are any further developments that cause the value of the Company’s stock investment in the FHLB of San Francisco to become impaired, the Company would be required to write down the value of its investment, which in turn could affect the Company’s net income and shareholder’s equity.  At December 31, 2009 our investment in FHLB stock was approximately $1.1 million.

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

Preferred Stock

On January 30, 2009, the Company entered into a letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000 and were recorded net of $25,783 in offering costs.  The Treasury exercised the Warrant immediately upon issuance.

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

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred Stock and Warrant Preferred to third parties.  After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or similar transaction.  From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole or the Treasury has transferred all of such equity securities to third parties.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments with the Securities and Exchange Commission.

ITEM 2 – PROPERTIES

The following table summarizes certain information about the Company’s main office and branch offices:

Office location	Year opened	Approximate square footage	Owned or leased

Visalia branch office (prior location) 200 South Court Street Visalia, California	1996	8,700	Leased

Visalia branch and Administrative offices 701 W. Main Street Visalia, California	2009	18,700	Owned

Fresno branch 7391 N. Palm Avenue Fresno, California	2003	4,654	Leased

Woodlake branch 232 North Valencia Woodlake, California	1998	5,000	Owned

Tipton branch 174 South Burnett Tipton, California	1998	5,610	Owned

Tulare branch 1901 E. Prosperity Tulare, California	2008	4,135	Owned

In February 2009, the Company purchased an 18,700 square foot office building to house both the Visalia Branch and Administration Offices.  The new building is located at 701 W. Main Street, Visalia, California which is in close proximity to the leased Visalia branch location.  The new building was fully occupied in January 2010.  The Company ended its lease agreements for its former administrative and Visalia branch facilities at the end of November 2009 and February 2010, respectively.  The Visalia main office lease was extended until February 28, 2010 at $19,167 per month.

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

At December 31, 2009, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $8,042,000.  Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

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

ITEM 4 – RESERVED

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

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2008, and is based upon information provided by market makers.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.  In addition, the quotations have been adjusted for 5% stock dividends paid in June 2009 and June 2008.

	High and low bid quotations
	High	Low
2009
Fourth quarter	$7.50	$5.64
Third quarter	9.01	6.50
Second quarter	9.99	5.00
First quarter	10.00	3.00

2008
Fourth quarter	$11.90	$6.71
Third quarter	12.38	9.53
Second quarter	14.29	9.53
First quarter	14.01	12.47

As of February 18, 2010, there were 379 record holders of the Company’s common stock and approximately 467 beneficial holders.

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

Cumulative dividends accrue on the 7,700 outstanding shares of the Company’s Series B Preferred Stock at the rate of 5% per annum on the aggregate liquidation preference of $7.7 million for the first five years and then 9% per annum thereafter.  Dividends accrue on the 385 outstanding shares of the Company’s Series C Preferred Stock at the rate of 9% on the aggregate liquidation preference of $385,000 per annum.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event dividends on either series of the Treasury Preferred Stock have not been paid for six or more quarters, whether or not consecutive, the holders of such shares will have the right to elect two members to the Company’s Board of Directors.  As of December 31, 2009 the Company has paid $304,792 in Series B Preferred Stock dividends and $27, 431 in Series C Preferred Stock dividends.

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

The Company paid 5% stock dividends in each year from 2000 to 2009, except for 2005.  The Company also issued a three-for-two stock split in September 2004.

Repurchases.  On November 13, 2007, the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan calls for the repurchase of up to an aggregate of $3,000,000 of the Company’s Common Stock.  The repurchase program commenced in November of 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion.  The number price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  On October 21, 2009, the Board of Directors extended the share repurchase program until November 30, 2010.

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

Share repurchases are summarized in the following table:

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
November 2007	30,251	(1)	$12.62	(1)	30,251	$2,618,191
February 2008	51,118	(1)	13.76	(1)	51,118	1,914,690
March 2008	7,348	(1)	13.70	(1)	7,348	1,814,073
November 2008	1,787	(2)	9.47	(2)	1,767	1,797,154
Total	90,504		$13.29		90,504	$1,797,154

(1)	Restated for June 2009 and 2008 stock dividends. No shares were repurchased in any month except those listed above.
(2)	Restated for June 2009 stock dividend.

Equity Compensation Plan Information

In 1997 and 2007, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  During 2009, non-statutory stock options for 11,168 shares of common stock were exercised.  No incentive stock options were exercised and no stock options were granted.  During 2008, incentive stock options for 380 shares of common stock and non-statutory stock options for 15,513 shares of common stock were exercised, and no stock options were granted.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	162,320	$9.67	96,476
Equity compensation plans not approved by security holders	None	Not applicable.	None

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7.  The financial information contained in the table is unaudited.  The results of operations for 2009 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except per share data)	2009	2008	2007	2006	2005
Statement of Income
Interest income	$16,929	$17,784	$18,470	$16,750	$12,504
Interest expense	4,089	5,719	7,131	5,561	2,683
Net interest income	12,840	12,065	11,339	11,189	9,821
Provision for loan losses	7,000	1,600	-	-	369
Net interest income after provision for loan losses	5,840	10,465	11,339	11,189	9,452
Non-interest income	2,037	1,283	1,155	996	888
Non-interest expense	9,659	9,153	8,699	7,653	6,810
(Loss) income before (tax benefit) income taxes	(1,782)	2,595	3,795	4,532	3,530
(Tax benefit) income taxes	(1,195)	746	1,134	1,576	1,367
Net (loss) income	(587)	1,849	2,661	2,956	2,163

Per Share Data (4):
Basic (loss) earnings per common share	$(0.36)	$0.71	$1.02	$1.16	$0.86
Diluted (loss) earnings per common share	$(0.36)	$0.70	$0.99	$1.10	$0.81
Book value per common share	$11.17	$11.60	$11.48	$10.94	$10.00
Avg. common shares outstanding-basic	2,602,228	2,595,128	2,600,084	2,549,134	2,507,188
Avg. common shares outstanding-diluted	2,602,228	2,623,301	2,699,901	2,678,061	2,654,382
Total common shares outstanding	2,608,317	2,473,739	2,396,435	2,215,765	2,087,508

Balance Sheet
Available-for-sale investment securities	$42,566	$42,018	$56,615	$55,298	$50,391
Total loans, net	234,823	226,697	199,514	182,332	149,991
Allowance for loan losses	6,231	3,244	1,758	1,746	1,766
Total assets	340,172	306,099	279,081	263,800	228,011
Total deposits	294,282	257,323	215,386	207,576	192,581
Total shareholders' equity	36,869	30,140	28,873	25,448	21,909

Selected Performance Ratios:
(Loss) return on average assets	(0.18%)	0.62%	0.99%	1.22%	1.05%
(Loss) return on average equity	(1.53%)	6.30%	9.83%	12.59%	10.44%
Net interest margin (1)	4.43%	4.52%	4.71%	5.15%	5.23%
Average net loans as a percentage of average deposits	85.3%	89.7%	91.0%	85.8%	78.3%
Efficiency ratio	64.9%	68.6%	69.6%	62.8%	63.6%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2009	2008	2007	2006		2005
Selected Asset Quality Ratios:
Nonperforming assets to total assets	2.2%	1.6%	---- (2)	----	(2)	0.0	%(3)
Nonperforming loans to total loans	3.1%	2.2%	---- (2)	----	(2)	0.0	%(3)
Net loan charge-offs to average loans	1.7%	0.1%	0.0%	0.0	%(3)	0.0	%(3)
Allowance for loan losses to total loans	2.58%	1.41%	0.87%	0.95%		1.16%
Allowance for loan losses to nonperforming loans	84.6%	65.7%	---- (2)	----	(2)	8409.5%

Capital Ratios:
Bank
Leverage	11.4%	10.8%	11.4%	11.0%		11.3%
Tier 1 Risk-Based	14.8%	12.6%	13.7%	13.4%		14.6%
Total Risk-Based	16.0%	13.9%	14.4%	14.2%		15.6%
Consolidated
Leverage	11.4%	10.9%	11.5%	11.1%		11.5%
Tier 1 Risk-Based	14.8%	12.7%	13.8%	13.5%		14.8%
Total Risk-Based	16.0%	14.0%	14.6%	14.3%		15.9%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
(2)	There were no nonperforming assets or loans at December 31, 2007 and 2006
(3)	Less than .05%
(4)	All share and per share data has been retroactively restated to reflect the 5% stock dividends issued in June 2009, June 2008, June 2007, and May 2006.

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

At least quarterly and more frequently when economic or market conditions warrant such an evaluation, investment securities are evaluated for impairment to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  Once a decline in value is determined to be other-than-temporary, and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

Stock-Based Compensation.  Share based compensation cost is recognized for all awards that vest based on the estimated grant-date fair value  We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes-Merton option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate.  In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

Results of Operations

Overview

The Company had a net loss of $587,000, or a $0.36 loss per share, for the year ended December 31, 2009, compared to net income of $1.85 million, or $0.70 earnings per diluted share, for the year ended December 31, 2008.  Net income was $2.66 million, or $0.99 earnings per diluted share, for the year ended December 31, 2007.  The (loss) return on average assets was (0.18)% for 2009, 0.62% for 2008, and 0.99% for 2007.  The (loss) return on average shareholders’ equity for 2009, 2008, and 2007 was (1.53)%, 6.30%, and 9.83%, respectively.

The decrease in earnings for 2009 resulted from a $5.4 million increase in the provision for loan losses, from $1.6 million in 2008 to $7.0 million in 2009.  The increase was necessitated primarily by a significant credit loss and an increased probability of loan losses due to continuing adverse economic conditions.  The elevated loan loss provision was partially offset by increases in both net interest income and non-interest income in 2009 when compared to 2008.  Net interest income increased by $0.8 million due to loan and deposit growth.  Non-interest income increased by $0.8 million due to an increase in gain on sale of securities of $0.4 million and officer life insurance benefits of $0.3 million.  The net loss for 2009 was also mitigated by a $1.9 million decrease in provision for income taxes that primarily represented the tax benefits arising from the current year net loss.

The Company’s non-interest expense increased by $505,000 in 2009 due primarily to a $352,000 increase in Federal Deposit Insurance Corporation premiums and assessments.  The ratio of non-interest expense to net operating revenue (efficiency ratio) improved to 64.9% for 2009 when compared to 68.6% for 2008 and 69.6% for 2007.  This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.  The improvement in the efficiency ratio for 2009 resulted from net interest income and non-interest income growing more rapidly than non-interest expense.

At December 31, 2009, the Company’s total assets were $340.2 million, an increase of $34.1 million or 11% compared to December 31, 2008.  Total loans, net of the allowance for loan losses, were $234.8 million at December 31, 2009, representing an increase of $8.1 million or 4% compared to December 31, 2008.  Total deposits were $294.3 million at December 31, 2009, representing an increase of $37.0 million or 14% compared to December 31, 2008.  Deposit growth primarily resulted from the Company’s ongoing efforts to attract deposits in its local market, including strategies to attract core deposits from failed or acquired banks in the area.

At December 31, 2009, the Company’s leverage ratio was 11.4% while its tier 1 risk-based capital ratio and total risk-based capital ratios were 14.8% and 16.0%, respectively.  The leverage, tier 1 risk-based capital and total risk-based capital ratios at December 31, 2008 were 10.9%, 12.7% and 14.0%, respectively. The increase in the Company’s capital ratios in 2009 resulted from the issuance of $7.7 million in preferred stock to the United States Department of the Treasury under the Capital Purchase Program during January of 2009.  This increase in capital was offset by the 2009 loss, dividends paid on the preferred stock in 2009, and the Company’s growth in risk based assets in 2009.

A detailed presentation of the Company’s financial results as of, and for the years ended December 31, 2009, 2008, and 2007 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

Average balances and weighted average yields and rates

	Years ended December 31,
	2009			2008			2007
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Due from banks	$10,155	$26	0.26%	$-	$-	-%	$-	$-	-%
Federal funds sold	4,392	10	0.23%	10,921	170	1.56%	78	4	4.74%
Available-for-sale investment securities:
Taxable	26,477	1,196	4.52%	26,238	1,305	4.97%	35,438	1,582	4.46%
Exempt from Federal income taxes	17,876	738	6.26%	19,607	799	6.17%	19,012	771	6.14%
Total securities (1)	44,353	1,934	5.22%	45,845	2,104	5.49%	54,450	2,353	5.05%
Loans (2) (3)	239,428	14,959	6.25%	219,431	15,510	7.07%	194,734	16,113	8.27%
Total interest-earning assets (1)	298,328	16,929	5.80%	276,197	17,784	6.60%	249,262	18,470	7.57%
Noninterest-earning assets, net of allowance for loan losses	28,769			19,906			18,363
Total assets	$327,097			$296,103			$267,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$112,057	$1,269	1.13%	$90,560	$1,650	1.82%	$83,020	$2,382	2.87%
Time deposits less than $100,000	24,982	565	2.26%	24,014	836	3.48%	20,717	968	4.67%
Time deposits $100,000 or more	71,640	1,887	2.63%	64,017	2,415	3.77%	49,400	2,453	4.97%
Total interest-bearing deposits	208,679	3,721	1.78%	178,591	4,901	2.74%	153,137	5,803	3.79%
FHLB advances	1,975	11	0.56%	10,915	296	2.71%	13,608	695	5.11%
FHLB term borrowing	4,198	227	5.41%	6,290	303	4.82%	8,289	362	4.37%
Junior subordinated deferrable interest debentures	3,093	130	4.20%	3,093	219	7.08%	3,093	271	8.76%
Total interest-bearing liabilities	217,945	4,089	1.88%	198,889	5,719	2.88%	178,127	7,131	4.00%

Noninterest bearing deposits	68,509			66,106			60,465
Other liabilities	2,245			1,821			1,964
Total liabilities	288,699			266,816			240,556
Shareholders’ equity	38,398			29,287			27,069
Total liabilities and shareholders’ equity	$327,097			$296,103			$267,625

Net interest income and margin (1)		$12,840	4.43%		$12,065	4.52%		$11,339	4.71%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received.   Interest received on a cash basis was $37 and $52 for 2009 and 2008, respectively.  No interest was received on nonaccrual loans for 2007.

(3)	Interest income includes net amortized loan fees of $ 619, $621, and $305 for 2009, 2008, and 2007, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated.

Changes in net interest income due to changes in volumes and rates

	2009 vs 2008			2008 vs 2007
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average Volume	Average Rate (1)	Total	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$26	$26	$-	$-	$-
Federal funds sold	(102)	(58)	(160)	514	(348)	166
Investment securities
Taxable	12	(121)	(109)	(411)	134	(277)
Exempt from Federal Income taxes	(107)	46	(61)	37	(9)	28
Total securities	(95)	(75)	(170)	(374)	125	(249)
Loans	1,413	(1,964)	(551)	2,044	(2,647)	(603)
Total interest income	1,216	(2,071)	(855)	2,184	(2,870)	(686)

(Decrease) increase in interest expense:
Interest-bearing deposits	392	(773)	(381)	216	(948)	(732)
Time deposits less than $100,000	34	(305)	(271)	154	(286)	(132)
Time certificates $100,000 or more	288	(816)	(528)	726	(764)	(38)
Total interest-bearing deposits	714	(1,894)	(1,180)	1,096	(1,998)	(902)
FHLB advances	(242)	(43)	(285)	(138)	(261)	(399)
FHLB term borrowing	(101)	25	(76)	(87)	28	(59)
Junior subordinated deferrable interest debentures	-	(89)	(89)	-	(52)	(52)
Total interest expense	371	(2,001)	(1,630)	871	(2,283)	(1,412)
Increase (decrease) in net interest income	$845	$(70)	$775	$1,313	$(587)	$726

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2009 compared to 2008. Total interest income decreased by $0.9 million or 5%, from $17.8 million in 2008 to $16.9 million in 2009, due primarily to an 80 basis point decline in the yield earned on average interest-earning assets, primarily in the category of loans.  The average yield on loans was 6.25% and 7.07% for 2009 and 2008, respectively.  The 82 basis point decrease in average yield on loans resulted primarily from interest rates moving downward during 2008 and remaining low during 2009.  Competitive pressures for high quality loans also contributed to lower yields in 2009, as did an increase in the average volume of nonaccrual loans in 2009. Average nonaccrual loans were $5.6 million in 2009 compared to $1.5 million in 2008, an increase of $4.1 million or 273%.  This decline in yield on loans was partially offset by a $20.0 million or 9% increase in average loans outstanding.  The increase in average loans was due to the Company’s continued marketing efforts which resulted in growth primarily in the real estate mortgage segment of the loan portfolio.

The decline in yield on average interest-earning assets was also attributable to a decrease in the average tax equivalent yield on investment securities, which was 5.22% and 5.49% for 2009 and 2008, respectively.  The decrease in yield resulted primarily from the Company’s repositioning of the portfolio to protect against the adverse impact of rising interest rates.  The repositioning strategy involved selling $11.6 million in fixed rate securities with weighted average yield of 5.30% and purchasing $16.1 million in variable rate securities with weighted average yield of 1.60%.

During 2009, the Company carried a greater amount of low-yielding liquid funds, such as due from banks and Fed funds sold, on its balance sheet compared to 2008.  This precautionary liquidity position was maintained due to instability in the financial markets, however, the lower yields on those earning assets further contributed to the decrease in average yield on interest earning assets.  The portion of the due from banks account that earned interest was comprised of funds placed in the Federal Reserve Bank’s excess balance account.

Total interest expense decreased $1.6 million or 28%, from $5.7 million in 2008 to $4.1 million in 2009, due primarily to a 100 basis point decline in the cost of interest-bearing liabilities, primarily in the category of interest-bearing deposits.  The average cost of interest-bearing deposits was 1.78% and 2.74% for 2009 and 2008, respectively.  The decrease in average cost resulted from the Company aggressively lowering the interest rates paid on deposits.  The decline in cost of interest-bearing deposits was partially offset by a $30.1 million or 17% increase in average interest bearing deposits outstanding, which was attributable to the Company’s continued efforts to attract deposits in the local market.  Average noninterest-bearing deposits increased by $2.4 million or 4% in 2009, and represented 25% of average total deposits during 2009, compared with 27% of average total deposits during 2008.

Interest expense on short-term advances from the Federal Home Loan Bank of San Francisco (FHLB) decreased from $296,000 in 2008 to $11,000 in 2009.  This was due primarily to average volume of this debt being lowered from $10.9 million in 2008 to $2.0 million in 2009 as the Company was able to utilize deposit growth to replace this debt.  Interest expense on FHLB term borrowing decreased from $303,000 in 2008 to $227,000 in 2009 due to scheduled repayment and maturation.  The interest expense on junior subordinated interest debentures decreased in 2009 due to lower interest rates on these variable rate instruments.

Net interest income before provision for loan losses increased to $12.8 million for 2009 from $12.1 million for 2008, an increase of $775,000 or 6%.  The increase generally resulted from growth of interest-earning assets and lower cost of funds offset by lower asset yields and growth of interest-bearing liabilities.  The increase in net interest income attributable to higher volume of average interest-earning assets in 2009 was $1.2 million while the decrease attributable to higher volume of average interest-bearing liabilities was $0.4 million.  The decrease in net interest income attributable to lower interest rates on average interest-earning assets was $2.1 million; this was offset by a $2.0 million increase in net interest income resulting from lower interest rates on average interest-bearing liabilities.

The Company’s net interest margin on a tax equivalent basis for 2009 was 4.43% compared to 4.52% in 2008.  The 9 basis point decrease in net interest margin resulted from the $775,000 increase in net interest income being slightly outweighed by the $22.1 million increase in interest-earning assets.

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

Net interest income before provision for loan losses increased to $12.1 million for 2008 from $11.3 million for 2007, an increase of $726,000 or 6%.  The increase generally resulted from growth of earning assets and lower cost of funds offset by lower asset yields.  The increase in net interest income attributable to higher volume of average interest-earning assets in 2008 was $2.2 million while the decrease attributable to higher volume of average interest-bearing liabilities was $871,000, a net increase of $1.3 million.  The decrease in net interest income attributable to lower interest rates on average interest-earning assets was $2.9 million that was offset by a $2.3 million increase in net interest income resulting from lower interest rates on average interest-bearing liabilities.

The Company’s net interest margin on a tax equivalent basis for 2008 was 4.52% compared to 4.71% in 2007.    The 19 basis point decrease in net interest margin resulted from the $726,000 increase in net interest income being outweighed by the $26.9 million increase in average interest-earning assets.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  The provision for loan losses was $7.0 million and $1.6 million in 2009 and 2008, respectively.  The increase in provision for loan losses increased in 2009 primarily due to one significant credit loss and an increased probability of loan losses due to adverse economic conditions.  See the sections below titled “Nonperforming Assets,” “Impaired Loans” and “Allowance for Loan Losses.”  The Company did not record a provision for loan losses in 2007 based on management’s assessment of the loan portfolio and related credit quality for that year.

Non-Interest Income

Non-interest income for 2009 totaled $2.0 million compared with $1.3 million in 2008 and $1.2 million in 2007.  The components of non-interest income during each year were as follows:

Non-interest income

	Years Ended December 31,			Change during year
(in thousands)	2009	2008	2007	2009	2008
Service charges	$766	$716	$591	$50	$125
Gain (loss) on sale of available-for-sale investment securities	416	46	(1)	370	47
Gain on sale of other real estate	16	-	-	16	-
Mortgage loan brokerage fees	43	53	77	(10)	(24)
Earnings on cash surrender value of life insurance policies	288	253	258	35	(5)
Officer life insurance proceeds	317	-	-	317	-
Other	191	215	230	(24)	(15)
Total non-interest income	$2,037	$1,283	$1,155	$754	$128

2009 Compared to 2008.  Non-interest income increased during 2009 primarily due to an increase in the gain on sale of available-for-sale investment securities which increased by $370,000 in 2009 as the Company executed a strategy to reposition the investment portfolio for higher interest rates which involved selling some higher-yielding investment securities at a gain.  In addition, the Company received officer life insurance benefits of $317,000 in 2009 compared to none in 2008.  Income from service charges on deposit accounts increased by $50,000 in 2009 due mainly to a $71,000 increase in account analysis charges, which was offset by a $17,000 decrease in NSF and overdraft charges.  Earnings on bank-owned life insurance policies increased by $35,000 due to improved earnings performance.  Other non-interest income included FHLB dividend income which was $2,000 in 2009 and $71,000 in 2008.  Continued slowing of the residential real estate market caused a $10,000 decrease in mortgage loan brokerage fees in 2009.

2008 Compared to 2007.  Non-interest income increased by $128,000 in 2008 as a result of increased deposits and a higher fee structure that resulted in a $64,000 increase in account analysis charges and a $55,000 increase in NSF and overdraft charges.  In addition, the Company recorded a $46,000 gain on sale of investment securities in 2008 compared to a slight loss in 2007.  Illiquid market conditions and lower volumes of refinance activity in the residential real estate market caused a $24,000 decrease in mortgage loan brokerage fees.

Non-Interest Expense

Total non-interest expense was $9.7 million in 2009, an increase of $505,000 or 6%, from the $9.2 million in non-interest expense in 2008.  The following table presents the major components of non-interest expense for the years indicated.

Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2009	2008	2007	2009	2008
Salaries and employee benefits	$4,866	$5,128	$4,770	$(262)	$358
Occupancy and equipment	1,565	1,259	1,073	306	186
Data processing	617	524	495	93	29
Assessment and insurance	614	259	197	355	62
Professional and legal	549	394	508	155	(114)
Operations	455	509	480	(54)	29
Telephone and postal	220	216	213	4	3
Advertising and business development	219	273	305	(54)	(32)
Supplies	159	181	188	(22)	(7)
Other real estate owned	13	-	-	13	-
Amortization expense	-	8	63	(8)	(55)
Other expenses	382	403	407	(21)	(4)
Total non-interest expense	$9,659	$9,154	$8,699	$505	$455

2009 Compared to 2008.  Salaries and employee benefits decreased by $262,000 in 2009 due to decreased incentive compensation payments and actions taken by management to reduce employee costs.  Assessment and insurance costs increased $355,000 due to an increase in FDIC insurance premiums, higher levels of insured deposits, and an FDIC special assessment.  Occupancy and equipment costs increased by $306,000 in 2009 due to depreciation and other expenses related to the Company’s relocation of its Visalia offices to an office facility that was purchased in early 2009 and occupied in early 2010.  Professional and legal costs increased $155,000 in 2009 primarily due to the incurred professional fees related to a settlement of a lawsuit.

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

Provision for (Benefit from) Income Taxes

There was a benefit from income taxes of $1.2 million for 2009 compared to provisions for income taxes of $746,000 in 2008 and $1.13 million in 2007.  The $1.9 million change in provision for (benefit from) income taxes from 2008 to 2009 primarily represented the tax benefits arising from the current year net loss.  The Company’s effective tax rate was 67.1% for 2009 compared to 28.8% and 29.9% in 2008 and 2007, respectively.  The changes in provision as a percentage of pre-tax income also related to an increase in tax exempt income as a percentage of pretax income including earnings from municipal investment securities and Bank owned life insurance policies.

Financial Condition

Investment Securities

The Company purchases investment securities to maintain liquidity and manage interest rate risk within board approved parameters, as well as to generate interest revenues.  The investment security portfolio consists of obligations of U.S. Treasury and government agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities.  The Company’s investments in mortgage-backed securities typically provide both an increase in yields over U.S. Treasury and agency securities and cash flows for liquidity and reinvestment opportunities.  Obligations of states and political subdivisions (municipal securities) typically provide attractive tax equivalent yields for the Company.  Since the interest earnings on municipal securities are generally not taxable for Federal purposes the investment in municipal securities results in a reduction in the effective tax rate of the Company.

At December 31, 2009 and 2008, all investment securities were classified as available-for-sale.  In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

The percentage of investment portfolio balances in U.S. treasuries, U.S. government agency bonds, mortgage-backed securities and municipal securities to total investment securities were 0%, 7%, 58%, and 35%, respectively, at December 31, 2009 versus 1%, 17%, 37%, and 45%, respectively, at December 31, 2008.  The significant percentage increase in mortgage-backed securities at December 31, 2009 was due to the purchase of adjustable rate securities issued by the United States Small Business Administration (SBA) during 2009 as part of the Company’s strategy to reposition the investment portfolio for higher interest rates.  Mortgage-backed securities at December 31, 2008 were comprised of fixed rate securities issued by U.S. government agencies, primarily the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	December 31, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$2,910	$105	$-	$3,015
Mortgage-backed securities:
Agency MBS	8,986	295	-	9,281
SBA MBS	15,326	27	(46)	15,307
Municipal securities	15,338	49	(424)	14,963
Total	$42,560	$476	$(470)	$42,566

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$247	$33	$-	$280
U.S. government agencies	6,753	225	-	6,978
Mortgage-backed securities:
Agency MBS	15,102	554	(2)	15,654
SBA MSB	-	-	-	-
Municipal securities	19,753	98	(745)	19,106
Total	$41,855	$910	$(747)	$42,018

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$246	$18	$-	$264
U.S. government agencies	17,298	62	(70)	17,290
Mortgage-backed securities:
Agency MBS	16,853	192	(85)	16,960
SBA MSB	-	-	-	-
Municipal securities	19,304	42	(227)	19,119
Corporate debt securities	3,005	1	(24)	2,982
Total	$56,706	$315	$(406)	$56,615

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions, credit ratings of the security’s issuer and interest rate fluctuations.  For investment securities that are considered impaired, management determines the reason for the unrealized loss and whether the Company will be able to collect all amounts due according to the contractual terms.  After evaluating the investment portfolio at December 31, 2009, management determined that it was probable that the Company would collect all contractual cash flows from each impaired security.  Management further determined that the Company has the intent and ability to hold each impaired security until it is no longer impaired.

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2009.  Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
	Within		After one but within		After five but within		After
	one year		five years		ten years		ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$-	-%	$1,032	5.25%	$1,551	5.52%	$435	5.35%	$3,018	5.40%
Mortgage-backed securities:
Agency MSB	453	3.92%	1,767	4.29%	1,041	4.76%	6,020	4.78%	9,281	4.64%
Agency SBA	-	-	-	-	10,965	1.58%	4,342	1.68%	15,307	1.61%
Municipal securities (1)	-	-	20	7.23%	2,208	6.10%	12,735	5.69%	14,963	5.76%
Total	$453	3.92%	$2,819	4.66%	$15,765	2.81%	$23,532	4.71%	$42,569	4.00%

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

LOAN PORTFOLIO

(in thousands)	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
Commercial	$49,443	21%	$58,325	25%	$41,824	21%	$41,104	22%	$40,271	26%
Real estate – mortgage (1)	162,772	67%	129,267	56%	106,873	53%	92,639	50%	72,753	48%
Real estate – construction	22,582	9%	35,113	15%	44,896	22%	44,273	24%	32,560	21%
Agricultural	4,727	2%	4,011	2%	4,988	3%	4,693	3%	4,432	3%
Consumer and other	1,937	1%	3,566	2%	2,995	1%	1,805	1%	2,376	2%
Subtotal	241,461	100%	230,282	100%	201,576	100%	184,514	100%	152,392	100%
Deferred loan fees, net	(407)		(341)		(304)		(436)		(635)
Allowance for loan losses	(6,231)		(3,244)		(1,758)		(1,746)		(1,766)
Total loans, net	$234,823		$226,697		$199,514		$182,332		$149,991

(1)	Consists primarily of commercial mortgage loans.

Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.  Loans outstanding at December 31, 2009 increased by $8.1 million or 4% compared to December 31, 2008.  While the Company’s marketing efforts are focused primarily on commercial loans, the majority of the growth for 2009 occurred in the real estate mortgage segment of the portfolio, which was indicative of the economic slowdown that commenced in the latter part of 2008.  Tulare and Fresno counties are two of the top counties in the United States for agricultural production, but most agricultural commodities were adversely impacted by the domestic and global economic recession.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2009.  The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates.  Floating rates generally fluctuate with changes in the prime rate.  A majority of the Company’s floating rate loans have rate floors.  Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total

Commercial	$23,521	$15,296	$10,626	$49,443
Real estate – mortgage (1)	1,522	33,921	127,329	162,772
Real estate – construction	9,915	8,083	4,584	22,582
Agriculture	2,827	470	1,430	4,727
Consumer and other	875	977	85	1,937
Total	$38,660	$58,747	$144,054	$241,461

Loans with fixed interest rates	1,970	41,214	99,462	142,646
Loans with floating interest rates	36,690	17,533	44,592	98,815
Total	$38,660	$58,747	$144,054	$241,461

(1) Consists primarily of commercial mortgage loans.

Nonperforming Assets.  There were $7.4 million in nonaccrual loans at December 31, 2009, which comprised the Company’s total nonperforming assets.  As of December 31, 2008 there was $4.9 million in nonaccrual loans.  As of December 31, 2009 and 2008 the Company had none of the other types of nonperforming assets; i.e., loans past due 90 days and still accruing interest, restructured loans in accrual status, and other real estate owned.  Nonperforming assets increased during 2009 due primarily to one commercial real estate relationship totaling $5.9 million that was transferred to nonaccrual status during the second quarter of 2009.

Generally, loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection).  At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed from interest income.  There was $435,000 and $27,000 in foregone interest on nonaccrual loans during the years ended December 31, 2009 and 2008, respectively.  There was no interest foregone on nonaccrual loans for the year ended December 31, 2007.  Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction unless the nonaccrual loan balance is deemed sufficiently collectible for cash payments to be recognized as income.  Interest income recognized on a cash basis for nonaccrual loans totaled $37,000 and $52,000 during the years ended December 31, 2009 and 2008, respectively.  There was no interest income recognized on a cash basis for nonaccrual loans during the years ended December 31, 2007.  A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid, and certain other factors are satisfied.  Classification of a loan as nonaccrual does not necessarily result in principal and interest becoming uncollectible in whole or in part.  The Company is actively pursuing collection of all the contractual amounts due for the nonaccrual loans at December 31, 2009.  Those collection efforts include but are not limited to identification of additional sources of collateral or borrower cash flows, modification of loan terms, and when necessary the foreclosure and sale of loan collateral.

Impaired Loans.  A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full and did overlap in full at December 31, 2008 and 2007.  At December 31, 2009 and 2008, the recorded investment in loans that were considered to be impaired totaled $12.5 million and $4.9 million, respectively.  The specific allowance for loan losses for impaired loans at December 31, 2009 and 2008 totaled $2.7 million and $425,000, respectively.  There were no impaired loans at December 31, 2007.  The average recorded investment in impaired loans for the year ended December 31, 2009 and 2008 totaled $5.7 and $1.5 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2007 was not considered significant for reporting purposes.

Allowance for Loan Losses.  The Company attempts to minimize credit risk through its underwriting and credit review policies.  The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews.  The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change.  The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors.  In management's opinion, this loan review system facilitates the early identification of potential criticized loans.

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

The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements, which include but are not limited to:

▪	specific allocation for problem graded loans, if any (“impaired loans”),
▪	general or formula allocation,
▪	and discretionary allocation based on loan portfolio segmentation.

Specific allocations are established based on management’s periodic evaluation of loss exposure inherent in impaired and other loans in which management believes that the collection of principal and interest under the original terms of the loan agreement are in question.  For purposes of this analysis, loans are grouped by internal risk classifications which are “special mention”, “substandard”, “doubtful”, and “loss”.  Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected could jeopardize repayment of the loan and result in further downgrade.  Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt.  A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable.  Classified loans, as defined by the Company, include loans categorized as substandard and doubtful.  Loans classified as loss are immediately charged off.

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics.  Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and on the internal risk grade of those loans and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.  The formula allocation analysis incorporates loan losses over the past several years adjusted for changes in the business cycle.  Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.

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

The allowance for loan losses totaled $6.2 million or 2.58% of total loans at December 31, 2009 compared to $3.2 million or 1.41% at December 31, 2008, and $1.76 million or 0.87% at December 31, 2007.  The Company’s loan loss provisions recorded during 2009 and 2008 totaled $7.0 million and $1.6 million, respectively.  No provision for loan losses was recorded in 2007. The loss provisions recorded during 2009 and 2008 included approximately $6.4 million and $0.5 million, respectively, related to specific reserves for impaired loans.   The remaining amount of the loss provisions for each year added to general reserves related to the overall trends in credit quality of the loan portfolio including an increase in the number and amount of classified and past due loans, and deterioration in the general economic environment in the Company’s primary market area.  Management believes that the allowance for loan losses was adequate at December 31, 2009.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses
	Year ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005

Balance, beginning	$3,244	$1,758	$1,746	$1,766	$1,401
Provision for loan losses	7,000	1,600	-	-	369
Charge-offs(1)	(4,013)	(142)	-	(21)	(4)
Recoveries	-	28	12	1	-
Balance, ending	$6,231	$3,244	$1,758	$1,746	$1,766

Net charge-offs to average loans outstanding	1.67%	.05%	(.01)%	.01%	-- (2)
Average loans outstanding	$239,428	$219,431	$194,734	$166,620	$134,008
Ending allowance to total loans outstanding	2.58%	1.41%	0.87%	0.95%	1.16%

(1)	Charge-off recorded in the years ended 2009 and 2005 related primarily to commercial real estate loans while all other charge-offs related primarily to consumer loans
(2)	Less than .01%

Deposits

Deposits are obtained primarily from local businesses and residents.  The average deposits and the average rates paid for 2009, 2008, and 2007 are presented in the “Results of Operations” section under the heading “Net Interest Income.”  Average total deposits for 2009 were $277.2 million compared to $244.7 million for 2008, an increase of $32.5 million or 13%.  Average brokered deposits included in these totals were $20.7 million in 2009, $15.9 million in 2008 and $8.8 million in 2007.

The Company has utilized brokered deposits since December 2006 primarily as a way of diversifying its funding sources.  Total brokered deposits at December 31, 2009, 2008 and 2007 were $17.8 million, $15.6 million and $2.9 million, respectively.  The brokered deposits held by the Company at December 31, 2009 were acquired to increase liquidity in an unstable economic environment and as a way of extending liabilities to reposition the balance sheet for rising interest rates.  All brokered deposits at December 31, 2009 mature in either 2013 or 2014 and are callable on a quarterly basis should they no longer be necessary for risk management purposes.

In 2009, the Company continued its strong marketing effort to attract local deposits.  Total deposits at December 31, 2009 were $294.3 million compared to $257.3 million at December 31, 2008, an increase of $37.0 million or 14%.  If the brokered time deposits are excluded, total deposits at December 31, 2009 increased by $35.0 million or 15% from December 21, 2008.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Year ended December 31,
	2009		2008		2007
(dollars in thousands)	Average Balance	Average Yield/ Rate	Average Balance	Average Yield/ Rate	Average Balance	Average Yield/ Rate
Deposits:
Non-interest bearing deposits	$68,509		$66,106		$60,465
Interest-bearing deposits:
Interest bearing demand deposits	36,689	1.37%	29,324	1.74%	27,052	2.84%
Money market accounts	65,265	1.13%	52,349	2.12%	47,308	3.27%
Savings	10,103	0.25%	8,887	0.37%	8,660	0.80%
Time deposits	96,621	2.54%	88,031	3.69%	70,117	4.64%
Total interest-bearing deposits	208,678	1.78%	178,591	2.74%	153,137	3.68%
Total deposits	$277,187		$244,697		$213,602

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2009.

Maturities of certificates of deposit of $100,000 or more
(dollars in thousands)	Balance	Percent of total
Three months or less	$14,734	21%
Over three months through nine months	15,861	22%
Over nine months through twelve months	21,154	30%
Over twelve months	19,359	27%
Total certificates of deposit of $100,000 and more	$71,108	100%

Borrowings

Federal Home Loan Bank.  The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities.  The Company has pledged investment securities and qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2009, term borrowing outstanding from the FHLB totaled $3.7 million compared to $5.2 million at December 31, 2008.  The Company incurred term borrowing from FHLB at various times to match the cash flow characteristics of certain fixed rate loans made by the Company.  There was no new term borrowing during 2009 and the reduction from the prior year was attributable to scheduled principal repayments and maturities.  Average total term borrowings from FHLB totaled $4.2 million for 2009 at an average cost of 5.41% compared to average term borrowings of $6.3 million at an average cost of 4.82% for 2008.  The increase in average cost was due to the maturation during 2009 of lower cost borrowings.

There were no short-term borrowings from FHLB at December 31, 2009 compared to $8.0 million at December 31, 2008.  The Company utilized short-term borrowings from FHLB to fund a portion of its asset growth in 2008 due to competitive market conditions for deposits, but paid off these borrowings in 2009 due to increased local deposit growth.  Average total short-term borrowings from FHLB totaled $10.9 million in 2008 at an average cost of 2.71%.

Federal Reserve Discount Window.  At December 31, 2009, the Bank could borrow approximately 46% of pledged loans from the Federal Reserve Bank of San Francisco.  The Bank’s discount window borrowing line was approximately $31.4 million at December 31, 2009 and there were no outstanding borrowings.

Other Borrowing Arrangements.  In addition to FHLB and FRB borrowing lines, the Company maintains a short-term unsecured borrowing arrangement with a correspondent bank to meet unforeseen cash needs.  This borrowing line totaled $10.0 million at both December 31, 2009 and 2008.  The borrowing line is utilized infrequently and there was no balance outstanding at either December 31, 2009 or 2008.

Junior Subordinated Deferrable Interest Debentures.  During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93,000 for the sole purpose of issuing trust preferred securities.  During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company.  The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%.  The interest rate at December 31, 2009 and December 31, 2008 was 4.20% and 7.08%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations.  The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

As of December 31, 2009 and December 31, 2008, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  As of December 31, 2009 and December 31, 2008, commitments to extend credit totaled $41.2 million and $47.4 million, respectively, and letters of credit totaled $72,000 and $337,000, respectively.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Contractual Obligations

The Company’s contractual obligations are comprised of junior subordinated deferrable interest debentures, operating leases for office space in Visalia and Fresno which expire at various dates through 2017, and post-retirement benefit plans.

Capital Resources

Federal regulations establish guidelines for calculating leverage and risk-based capital ratios.  The guidelines for risk-based capital ratios, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to assets and commitments making capital requirements more sensitive to differences in risk profiles.  For these purposes, “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock, trust preferred securities subject to regulatory limitation, and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill and certain deferred tax assets.  “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.  In calculating the relevant ratio, a company’s assets and off-balance sheet commitments are risk-weighted; thus, for example, loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for U. S. Government Agency securities, and 0% for vault cash and U. S. Government Treasury securities).

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs.  The following table summarizes the Company’s risk-based capital ratios as of December 31, 2009 and December 31, 2008:

Capital and capital adequacy ratios
	Year ended December 31,
	2009		2008
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$39,865	11.4%	$33,044	10.9%
Minimum regulatory requirement	$13,982	4.0%	$12,150	4.0%

Valley Business Bank	$39,845	11.4%	$32,751	10.8%
Minimum requirement for “Well- Capitalized” institution	$17,478	5.0%	$15,181	5.0%
Minimum regulatory requirement	$13,977	4.0%	$12,145	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$39,865	14.8%	$33,044	12.7%
Minimum regulatory requirement	$10,804	4.0%	$10,367	4.0%

Valley Business Bank	$39,845	14.8%	$32,751	12.6%
Minimum requirement for “Well- Capitalized” institution	$16,201	6.0%	$15,548	6.0%
Minimum regulatory requirement	$10,801	4.0%	$10,363	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$43,277	16.0%	$35,284	14.0%
Minimum regulatory requirement	$21,608	8.0%	$20,734	8.0%

Valley Business Bank	$43,256	16.0%	$35,990	13.9%
Minimum requirement for “Well- Capitalized” institution	$27,002	10.0%	$25,909	10.0%
Minimum regulatory requirement	$21,601	8.0%	$20,728	8.0%

At December 31, 2009 and December 31, 2008, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities.  Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation.  At December 31, 2009, and December 31, 2008, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 11.7% for 2009 and 9.89% for 2008.  Year-end shareholders’ equity as a percentage of year-end assets was 10.84% and 9.85% at December 31, 2009 and 2008, respectively.  The increase in these ratios reflects preferred stock issued to the United States Treasury offset by the 2009 loss, 2009 asset growth, and cash dividends paid on preferred stock.

The Company issued a 5% stock dividend in 2009 and 2008.  The Company has not declared or paid cash dividends since inception.  Stock splits and dividends are not dilutive to capital ratios.

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

The Company has a successful history of establishing and retaining deposit relationships with local business customers.  It periodically utilizes collateralized borrowing lines and wholesale funding resources to supplement local deposit growth.  These include borrowing lines with FHLB, FRB, and correspondent banks, and utilization of brokered time deposits.  At December 31, 2009, the Company had available credit of $40.6 million from the FHLB, $31.4 million from the Federal Reserve Bank, and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $41.2 million and $72,000, respectively, at December 31, 2009.  Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

As discussed above, the Company’s wholly-owned subsidiary, Valley Commerce Trust I, issued trust preferred securities for gross proceeds of $3.0 million on April 7, 2003.  Quarterly interest payments on these securities are considered in management’s normal evaluation of liquidity needs.  Although the trust preferred securities do not mature until April 7, 2033, Valley Commerce Trust I has the option to redeem the trust preferred securities at any time after April 7, 2008.  The Company will carefully evaluate the impact on capital and liquidity if and when consideration is given to redemption of trust preferred securities.

In addition, as discussed above, the Company issued $7.7 million of preferred stock to the Treasury on January 30, 2009 and pays quarterly cash dividends on this stock.  The Company will carefully evaluate the impact on capital and liquidity if and when consideration is given to redemption of the preferred stock.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and
   Board of Directors
Valley Commerce Bancorp

We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not required or engaged to examine the effectiveness of the Valley Commerce Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP

Sacramento, California
March 30, 2010

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2009 and 2008

	2009	2008

ASSETS

Cash and due from banks	$39,077,786	$8,755,867
Federal funds sold	-	13,390,000

Cash and cash equivalents	39,077,786	22,145,867

Available-for-sale investment securities, at fair value (Notes 3 and 4)	42,566,000	42,018,000
Loans, less allowance for loan losses of $6,231,065 in 2009 and $3,244,454 in 2008 (Notes 2, 3, 5 and 10)	234,822,963	226,696,838
Bank premises and equipment, net (Note 6)	8,041,905	3,974,845
Cash surrender value of bank-owned life insurance
(Note 15)	6,354,871	6,421,863
Accrued interest receivable and other assets (Note 13)	9,307,998	4,841,565

Total assets	$340,171,523	$306,098,978

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$76,574,651	$77,405,517
Interest bearing (Note 7)	217,707,492	179,917,916

Total deposits	294,282,143	257,323,433

Accrued interest payable and other liabilities	2,265,842	2,357,915
FHLB advances (Note 8)	-	8,000,000
FHLB term borrowing (Note 8)	3,661,999	5,184,346
Junior subordinated deferrable interest debentures (Note 9)	3,093,000	3,093,000

Total liabilities	303,302,984	275,958,694

Commitments and contingencies (Note 10)

Shareholders' equity (Note 11):
Serial preferred stock - no par value; 10,000,000 shares authorized; issued and outstanding 7,700 shares Class B and 385 Class C warrants in 2009 and none in 2008	7,744,800	-
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,608,317 shares in 2009 and 2,597,425 shares in 2008	25,953,290	24,684,529
Retained earnings	3,166,732	5,359,535
Accumulated other comprehensive income, net of taxes (Notes 4 and 7)	3,717	96,220

Total shareholders' equity	36,868,539	30,140,284

Total liabilities and shareholders’ equity	$340,171,523	$306,098,978

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income:
Interest and fees on loans	$14,959,057	$15,509,954	$16,113,423
Interest on investment securities:
Taxable	1,222,449	1,304,535	1,581,892
Exempt from Federal income taxes	737,506	798,960	771,368
Interest on Federal funds sold	9,972	170,389	3,658

Total interest income	16,928,984	17,783,838	18,470,341

Interest expense:
Interest on deposits (Note 7)	3,721,414	4,900,988	5,802,852
Interest on FHLB advances (Note 8)	10,560	296,170	695,062
Interest on FHLB term borrowings (Note 8)	227,463	302,670	362,665
Interest on junior subordinated deferrable interest debentures (Note 9)	129,795	218,672	270,690
Total interest expense	4,089,232	5,718,500	7,131,269

Net interest income before provision for loan losses	12,839,752	12,065,338	11,339,072

Provision for loan losses (Note 5)	7,000,000	1,600,000	-

Net interest income after provision for loan losses	5,839,752	10,465,338	11,339,072

Non-interest income:
Service charges	766,122	715,651	590,900
Gain (loss) on sale of available-for-sale investment securities, net (Note 4)	416,248	46,412	(1,145)
Gain on sale of other real estate	16,055	-	-
Mortgage loan brokerage fees	43,224	52,535	76,636
Earnings on cash surrender value of life insurance policies (Note 15)	288,154	252,796	258,134
Officer life insurance benefits	317,488	-	-
Other	189,489	215,386	230,140

Total non-interest income	2,036,780	1,282,780	1,154,665

Non-interest expense:
Salaries and employee benefits (Notes 5 and 15)	4,866,197	5,127,725	4,770,498
Occupancy and equipment (Notes 6 and 10)	1,565,225	1,259,491	1,073,196
Other (Note 12)	3,227,373	2,766,313	2,855,193

Total non-interest expense	9,658,795	9,153,529	8,698,887

(Loss) income before provision for income taxes	(1,782,263)	2,594,589	3,794,850

(Benefit from) provision for income taxes (Note 13)	(1,195,000)	746,000	1,134,000

Net (loss) income	$(587,263)	$1,848,589	$2,660,850

Dividends accrued and discount accreted on preferred shares	$(352,917)	$-	$-

Net (loss) income available to common shareholders	$(940,180)	$1,848,589	$2,660,850

Basic (loss) earnings per share (Note 11)	$(0.36)	$0.71	$1.02

Diluted (loss) earnings per share (Note 11)	$(0.36)	$0.70	$0.99

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

	Preferred Shares		Common Stock		Retained	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders’	Total Compre- hensive
	Stock	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)

Balance, December 31, 2006			2,215,765	$20,683,720	$5,040,381	$(276,002)	$25,448,099	2,660,850

Comprehensive income (Note 16):
Net income					2,660,850		2,660,850	$2,660,850
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale
Investment securities						214,823	214,823	214,823

Total comprehensive income								$2,875,673

Stock dividend			110,603	2,158,974	(2,158,974)
Cash paid for fractional shares					(5,392)		(5,392)
Stock repurchase			(27,440)	(268,267)	(113,541)		(381,808)
Stock options exercised and related
Tax benefit			97,507	892,229			892,229
Stock-based compensation expense				44,410			44,410

Balance, December 31, 2007			2,396,435	23,511,066	5,423,324	(61,179)	228,873,211
Cumulative effect of change in accounting principal, adoption of
EITF 06-4 (Note 15)					(102,116)		(102,116)

Comprehensive income (Note 16):
Net income					1,848,589		1,848,589	$1,848,589
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale
Investment securities						157,399	157,399	157,399

Total comprehensive income								$2,005,988

Stock dividend			116,919	1,519,947	(1,519,947)
Cash paid for fractional shares					(3,489)		(3,489)
Stock repurchase			(54,734)	(534,211)	(286,826)		(821,037)
Stock options exercised and related
Tax benefit			15,119	127,844			127,844
Stock-based compensation expense				59,883			59,883

Balance, December 31, 2008			2,473,739	24,684,529	5,359,535	96,220	30,140,284

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	Preferred Shares		Common Stock		Retained	Accumulated Other Compre- hensive Income (Loss)	Total Share- holders’	Total Compre- hensive
	Stock	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)

Balance, December 31, 2008			2,473,739	$24,684,529	$5,359,535	$96,220	$30,140,284

Comprehensive loss (Note 16):
Net loss					(587,263)		(587,263)	$(587,263)
Other comprehensive loss, net of tax:
Net change in unrealized gains (losses) on available-for-sale Investment securities						(92,503)	(92,503)	(92,503)

Total comprehensive loss								$(679,766)

Issuance of preferred shares, net of costs $25,783 (Note 11)	8,085	7,674,217					7,674,217

Dividend and accretion on preferred stock		70,583			(455,261)		(384,678)

Stock dividend			123,410	1,147,702	(1,147,702)		-
Cash paid for fractional shares					(2,577)		(2,577)
Stock options exercised and related tax benefit			11,168	67,718			67,718
Stock-based compensation expense				53,341			53,341

Balance, December 31, 2009	8,085	$7,744,800	2,608,317	$25,953,290	$3,166,732	$3,717	$36,868,539

	2009	2008	2007
Disclosure of reclassification amount, net of taxes (Note 16):

Unrealized holding gains arising during the year	$152,422	$184,713	$214,054
Less: reclassification adjustment for gains (losses) included in net income	244,925	27,314	(769)

Net change in unrealized gains on available-for-sale investment securities	$(92,503)	$157,399	$214,823

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(587,263)	$1,848,589	$2,660,850
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	7,000,000	1,600,000	-
Increase (decrease) in deferred loan origination fees, net	66,049	36,969	(131,895)
Depreciation	665,066	466,069	315,365
Amortization of intangibles	-	7,718	62,538
(Gain) loss on sale of available-for-sale investment securities, net	(416,248)	(46,412)	1,145
Dividends on Federal Home Loan Bank stock	(14,800)	(82,100)	(79,100)
Accretion (Amortization) of investment securities, net	31,579	(31,620)	(23,459)
Loss on disposition of premises and equipment	120	1,198	16,470
Provision for deferred income taxes	(1,003,000)	(935,000)	(77,000)
Tax benefits on stock-based compensation	(7,720)	(30,338)	(335,893)
Increase in cash surrender value of bank owned life insurance	(278,358)	(237,332)	(249,968)
Stock-based compensation expense	53,341	59,883	44,410
Gain from officer life insurance benefits	(317,488)	-	-
Gain from sale of other real estate	(16,055)	-	-
(Increase) decrease in accrued interest receivable and other assets	(3,437,913)	(35,637)	627,659
(Decrease) increase in accrued interest payable and other liabilities	(27,393)	409,971	378,761

Net cash provided by operating activities	1,709,917	3,031,958	3,209,883

Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	3,864,361	10,000,000	7,615,000
Proceeds from sales of available-for-sale investment securities	13,559,130	4,537,315	1,533,619
Purchases of available-for-sale investment securities	(23,798,247)	(2,949,149)	(12,530,396)
Proceeds from principal repayments from available- for-sale mortgage-backed securities	6,051,242	3,341,502	2,427,545
Net increase in loans	(15,176,119)	(28,819,536)	(17,050,870)
Redemption of Federal Home Loan Bank stock, net	-	636,500	246,400
Purchase of premises and equipment	(4,732,461)	(1,407,299)	(1,544,749)
Proceeds from sale of premises and equipment	215	2,250	8,028
Proceeds from bank owned life insurance	662,838	-	-

Net cash used in investing activities	(19,569,041)	(14,658,417)	(19,295,423)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from financing activities:
Net increase in noninterest bearing and interest-bearing deposits	$32,830,168	$11,873,611	$14,956,957
Net increase (decrease) in time deposits	4,128,542	30,063,754	(7,147,058)
Proceeds from issuance of preferred stock	7,674,217	-	-
Proceeds from exercised stock options	59,998	97,506	556,336
Cash paid to repurchase common stock	-	(821,037)	(381,808)
Tax benefits from stock-based compensation	7,720	30,338	335,893
Cash dividends paid on preferred stock	(384,678)	-	-
Proceeds from FHLB advances	-	8,000,000	4,204,000
Payments on FHLB advances	(8,000,000)	(21,804,000)	-
Net decrease in FHLB term borrowings	(1,522,347)	(2,961,703)	(401,589)
Cash paid to repurchase fractional shares	(2,577)	(3,489)	(5,392)

Net cash provided by financing activities	34,791,043	24,474,980	12,117,339

Increase (decrease) in cash and cash equivalents	16,931,919	12,848,521	(3,968,291)
Cash and cash equivalents at beginning of year	22,145,867	9,297,346	13,265,547

Cash and cash equivalents at end of year	$39,077,786	$22,145,867	$9,297,256

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$4,246,023	$5,653,063	$7,184,869
Income taxes	$1,475,000	$1,727,000	$740,000

Non-cash investing activities:
Net change in unrealized gain/loss on available-for-sale investment securities	$(157,183)	$254,636	$340,454

Non-cash Financing Activity:
Accrued dividends on preferred stock	$52,456	$-	$-
Cumulative effect of adopting EITF 06-04	$-	$102,115	$-
Real estate owned acquired through foreclosure	$1,397,310	$-	$-

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

The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the Federal Deposit insurance Corporation (FDIC) Transaction Account Guarantee Program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2009.

Stock Dividends

On April 21, 2009 and May 20, 2008 the Board of Directors declared a 5% stock dividend payable on June 25, 2009 and June 25, 2008, respectively, to shareholders of record on June 10, 2009 and June 11, 2008, respectively.  All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one day periods.  There was no cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2009.

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

Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recover, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2009 and 2008, there were no loans being accounted for under this policy method.

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

Allowance for Losses Related to Undisbursed Loan Commitments

The Company maintains a separate allowance for losses related to undisbursed loan commitments.  Management estimates the amount of probable losses by applying a loss reserve factor to the unused portion of undisbursed lines of credit.  The allowance totaled $40,000 at December 31, 2009 and 2008, respectively and is included in accrued interest payable and other liabilities in the consolidated balance sheet.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  Subsequent gains or losses on sales or write downs resulting from impairment are recorded in other income or expenses as incurred.  The Company did not hold any other real estate as of December 31, 2009 and 2008.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank.  The investment is carried at cost.  At December 31, 2009, 2008, and 2007, Federal Home Loan Bank stock totaled $1,119,000, $1,104,200, and $1,658,600 respectively.  On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

Intangible Assets

Intangible assets consisted of core deposit intangibles related to branch acquisitions and were amortized using the straight-line method over ten years.  Amortization expense totaled $7,718 for December 31, 2008.  The core deposit intangible was fully amortized during the year ended December 31, 2008.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2009 and 2008 will be fully realized and therefore no valuation allowance was recorded.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Uncertainty in Income Taxes

We use a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.  However, diluted EPS is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

Stock-Based Compensation

At December 31, 2007, the Company had two stock-based compensation plans, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan and the Valley Commerce Bancorp 2007 Equity Incentive Plan, which are more fully described in Note 11.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $53,342, $59,883, and $44,410, respectively.  As a result of recognizing the compensation expense, the Company’s net income was reduced by $45,622, $52,971, and $31,402, for years ended December 31, 2009, 2008 and 2007, respectively.  For the years ended December 31, 2009, 2008 and 2007 basic and diluted earnings per were not impacted as a result of recognizing the compensation expense.

As of December 31, 2009, there was $129,890 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Incentive and Stock Options Plans described more fully in Note 11.  That cost is expected to be recognized over a weighted average period of 1.41 years.

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

There were no stock options granted in 2009 or 2008. There were 42,446 stock options granted in 2007.  The fair value of each option granted in 2007 was estimated on the date of grant using an option-pricing model with the following assumptions:

2007

Weighted average fair value of options granted	$7.07
Dividend yield	N/A
Expected volatility	28.22%
Risk-free interest rate	3.49%
Expected option life	7.5 years

Adoption of New Financial Accounting Standards

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65-1, (previously SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements.  This standard requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management adopted the provisions of this standard on January 1, 2009 without a material impact on the Company’s financial condition or results of operations.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary-Impairment.  This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities.  The amount of impairment related to other factors is recognized in other comprehensive income.  These changes were effective for interim and annual periods ended after June 15, 2009.  Management adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on the Company’s financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  This standard was effective for interim and annual periods ended after June 15, 2009.  Management adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on the Company’s financial condition or results of operations.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (continued)

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value.  This update provides amendments for the fair value measurement of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update was effective for the first reporting period (including interim periods) beginning after August 2009.  Management adopted these provisions on October 1, 2009 and they did not have a material impact on the Company’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations.  This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  This standard was effective for the first annual reporting period beginning on or after December 15, 2008.  Management adopted these provisions on January 1, 2009 and there were no transactions that created an impact on the Company’s financial condition or result of operations.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS NO. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact this standard may have on the Company’s financial condition and results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update if effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited.  Management is assessing the impact this standard may have on the Company’s financial condition and results of operations.

Improvements to Financial Reporting of Interests in Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810 (previously SAFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded form the scope of ASC Topic 810.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,077,786	$39,077,786	$8,755,867	$8,755,867
Federal funds sold	-	-	13,390,000	13,390,000
Investment securities	42,566,000	42,566,000	42,018,000	42,018,000
Loans, net	234,822,963	232,495,909	226,696,838	220,628,940
Cash surrender value of life insurance policies	6,354,871	6,354,871	6,421,863	6,421,863
Accrued interest receivable	1,241,412	1,241,412	1,351,939	1,351,939
FHLB stock	1,119,000	1,119,000	1,104,200	1,104,200

Financial liabilities:
Deposits	$294,282,143	$294,833,469	$257,323,433	$256,576,304
FHLB advances	-	-	8,000,000	8,000,000
FHLB term borrowing	3,661,999	2,974,335	5,184,246	4,976,558
Junior subordinated deferrable interest debentures	3,093,000	959,000	3,093,000	866,000
Accrued interest payable	139,988	139,988	296,779	296,779

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2009 and 2008:

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

Fair Value Hierarchy:

We group our assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

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

There were no changes in the valuation techniques used during 2009.  Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
Description	Total Fair Value at December 31,	Quoted Prices in Active Markets for for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale
Securities:
2009	$42,566,000	$-	$42,566,000	$-
2008	$42,018,000	$-	$42,018,000	$-

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2009. Changes in fair market value are recorded in other comprehensive income.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements
Description	Total Fair Value at December 31,	Quoted Prices in Active Markets for for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Assets:
Impaired loans:
2009	$7,784,000	$-	$-	$7,784,000	$(2,227,000)
2008	$2,421,000	$-	$-	$2,421,000	$(555,000)

Impaired loans, all of which are measured for impairment using the fair value of the collateral because each loan is a collateral dependent loan, had a principal balances of $10,436,000 and $2,846,000, respectively with a related valuation allowances of $2,652,000 and $425,000, respectively at December 31, 2009 and 2008. There were no liabilities measured on a non-recurring basis as of December 31, 2009 or 2008.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2009 and 2008 consisted of the following:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$2,909,941	$105,059	$-	$3,015,000
Mortgage-backed securities:
U.S. Government agencies	8,985,716	295,386	(102)	9,281,000
Small Business administration	15,326,055	27,173	(46,228)	15,307,000
Municipal securities	15,337,972	48,855	(423,826)	14,963,000

	$42,559,683	$476,473	$(470,156)	$42,566,000

Net unrealized gains on available-for-sale investment securities totaling $6,317 were recorded, net of $2,600 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2009.  Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2009 totaled $13,559,130 and $416,248, respectively.

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:

U.S. Treasury securities	$247,220	$32,780	$-	$280,000
U.S. Government agencies	6,752,730	225,270	-	6,978,000
Mortgage-backed securities:
U.S. Government agencies	15,101,739	553,862	(1,601)	15,654,000
Municipal securities	19,752,811	98,080	(744,891)	19,106,000
	$41,854,500	$909,992	$(746,492)	$42,018,000

Net unrealized gains on available-for-sale investment securities totaling $163,500 were recorded, net of $67,280 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2008.  Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2008 totaled $4,537,315 and $46,112, respectively. Proceeds and realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2007 totaled $1,533,619 and $1,145, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		Less than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Mortgage-backed
Securities:
Agency	$132,000	$(102)	$-	$-	$132,000	$(102)
SBA	9,567,000	(46,228)	-	-	9,567,000	(46,228)
Municipal securities	6,449,000	(179,802)	2,789,000	(244,024)	9,238,000	(423,826)
	$16,148,000	$(226,132)	$2,789,000	$(244,024)	$18,937,000	$(470,156)

Investment securities with unrealized losses at December 31, 2008 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed
Securities:
Agency	$335,000	$(1,601)	$-	$-	$335,000	$(1,601)
Municipal securities	12,252,000	(528,257)	1,906,000	(216,634)	14,158,000	(744,891)
	$12,587,000	$(529,858)	$1,906,000	$(216,634)	$14,493,000	$(746,492)

Mortgage-backed Obligations

At December 31, 2009, the Company held 53 mortgage-backed obligations of which ten were in a loss position for less than twelve months. Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Municipal Securities

At December 31, 2009, the Company held 48 obligations of states and political subdivision securities of which 20 were in a loss position for less than twelve months and nine were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Within one year	$-	$-
After one year through five years	19,840	20,000
After five years through ten years	3,776,984	3,824,000
After ten years	14,451,758	14,134,000
	18,248,582	17,978,000

Investment securities not due at a single maturity date:
Mortgage-backed securities	24,311,101	24,588,000

	$42,559,683	$42,566,000

At December 31, 2009 and 2008, all investment securities were pledged to secure either public deposits or borrowing arrangements.

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,

	2009	2008

Commercial	$49,442,490	$58,324,986
Real estate - mortgage	162,772,435	129,267,195
Real estate – construction	22,581,964	35,113,099
Agricultural	4,727,349	4,010,551
Consumer and other	1,936,588	3,566,210

	241,460,826	230,282,041

Deferred loan fees, net	(406,798)	(340,749)
Allowance for loan losses	(6,231,065)	(3,244,454)

	$234,822,963	$226,696,838

Certain loans were pledged to secure borrowing arrangements (see Note 8).

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2009	2008	2007

Balance, beginning of year	$3,244,454	$1,757,591	$1,745,582
Provision charged to operations	7,000,000	1,600,000	-
Losses charged to allowance	(4,013,611)	(141,456)	-
Recoveries	222	28,319	12,009

Balance, end of year	$6,231,065	$3,244,454	$1,757,591

The recorded investment in loans that were considered to be impaired totaled $12,485,248 and $4,932,424 of which $10,435,958 and $2,845,903 had a related allowance for loan losses of $2,652,000 and $425,000 at December 31, 2009 and 2008, respectively.  At December 31, 2007, there were no loans considered to be impaired.  The average recorded investment in impaired loans for the year ended December 31, 2009, 2008 and 2007 was $10,103,000, $1,453,620 and $8,680, respectively.  The Company recognized $36,961 and $52,494 in interest income on a cash basis for impaired loans during the years ended December 31, 2009 and 2008.  There was no interest income recognized on a cash basis for impaired loans during the year ended December 31, 2007.

There was $7,364,347 and $4,932,424 in nonaccrual loans at December 31, 2009 and 2008, respectively.  There were no nonaccrual loans at December 31, 2007.  There was $434,714 and $27,252 interest foregone on nonaccrual loans for the year ended December 31, 2009 and 2008, respectively.  There was no interest foregone on nonaccrual loans for the years ended December 31, 2007.

The Bank did not have any loans considered to be troubled debt restructurings at December 31, 2009 or 2008.

Salaries and employee benefits totaling $711,290, $691,755 and $687,155 have been deferred as loan origination costs during the years ended December 31, 2009, 2008 and 2007, respectively.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2009	2008

Furniture and equipment	$2,955,097	$2,805,728
Construction in progress	4,567,346	5,957
Premises	2,095,490	2,094,517
Leasehold improvements	550,548	550,548
Land	605,060	601,530

	10,773,541	6,058,280
Less accumulated depreciation and amortization	(2,731,636)	(2,083,435)

	$8,041,905	$3,974,845

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	PREMISES AND EQUIPMENT (Continued)

Depreciation and amortization included in occupancy and equipment expense totaled $665,066, $466,069 and $315,365 for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2009	2008

Savings	$10,602,996	$8,617,400
Money market	67,290,689	46,369,197
NOW accounts	43,505,079	32,751,133
Time, $100,000 or more	53,258,559	50,882,933
Brokered Time, $100,000 or more	17,849,000	15,899,000
Other time	25,201,169	25,398,253

	$217,707,492	$179,917,916

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2010	$75,931,088
2011	1,943,920
2012	401,803
2013	10,484,842
2014	7,547,075

$96,308,728

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2009	2008	2007

Savings	$24,680	$32,431	$68,879
Money market	739,665	1,108,286	1,545,160
NOW accounts	504,533	510,100	767,979
Time, $100,000 or more	1,154,220	1,832,627	1,985,985
Brokered Time, $100,000 or more	732,786	581,972	467,332
Other time	565,530	835,572	967,517

	$3,721,414	$4,900,988	$5,802,852

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	INTEREST-BEARING DEPOSITS (Continued)

At December 31, 2009, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $14,734,182 in 3 months or less, $15,860,617 over 3 months through 6 months, $21,153,746 over 6 months through 12 months, and $19,359,014 over 12 months.

Deposit overdrafts reclassified as loan balances were $87,996 and $1,243,000 at December 31, 2009 and 2008, respectively.

8.	BORROWING ARRANGEMENTS

Lines of Credit

The Bank had an unsecured line of credit with one correspondent bank in the amount of $10,000,000 at December 31, 2009 and at December 31, 2008. There were no borrowings outstanding under this borrowing arrangement as of December 31, 2009 and 2008.

Federal Home Loan Bank Advances and Term Borrowings

At December 31, 2009 and 2008 the Bank could borrow up to 47% of pledged real estate mortgage loans from the Federal Home Loan Bank of San Francisco (FHLB).  As of December 31, 2009 and 2008, the Bank had pledged investment securities with total carrying market values of $1,076,000 and $9,163,000 respectively.  As of December 31, 2009 and 2008, the Bank had pledged loans with total carrying values of $91,244,000 and $83,918,000, respectively.  At December 31, 2009 borrowings were comprised of $3,662,000 of term borrowing fixed rate debt with a weighted average interest rate and maturity of 5.41% and 1.6 years, respectively. There were no short term advances (less than twelve months).  At December 31, 2008, the Company had $8,000,000 in short term advances with fixed rate debt with a weighted average interest rate of 2.71% and term borrowings totaling $5,184,000 with a weighted average interest rate and maturity of 5.16% and 1.93 years, respectively.  The Bank had remaining borrowing capacity of $40,598,000 at December 31, 2009.

As of December 31, 2009 and 2008, outstanding term borrowings from the FHLB consisted of the following:

2009			2008

Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

			$900,000	3.94%	April 27, 2009
			400,000	4.51%	May 12, 2009
$897,995	7.41%	June 22, 2010	926,878	7.41%	June 22, 2010
100,000	5.09%	May 12, 2011	100,000	5.09%	May 12, 2011
414,004	4.01%	December 6, 2011	607,468	4.01%	December 6, 2011
1,250,000	4.44%	December 6, 2011	1,250,000	4.44%	December 6, 2011
1,000,000	6.02%	January 2, 2012	1,000,000	6.02%	January 2, 2012

$3,661,999			$5,184,346

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	BORROWING ARRANGEMENTS (Continued)

Federal Home Loan Bank Advances and Term Borrowings (Continued)

Future principal payments of outstanding FHLB advances are as follows:

Year Ending
December 31,

2010	$1,100,349
2011	1,561,650
2012	1,000,000
$3,661,999

Federal Reserve Discount Window Borrowing Arrangement

At December 31, 2009 the Bank could borrow up to 46% of pledged commercial loans from the Federal Reserve Bank of San Francisco under the discount window borrowing program.  As of December 31, 2009, the Bank had pledged loans with total carrying values of $67,520,000 to achieve a credit line of $31,372,000.  There were no borrowings with the Federal Reserve Bank of San Francisco at December 31, 2009.

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  Valley Commerce Trust I (the "Trust") has issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000.  The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities.  The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 4.20% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly.  The Subordinated Debentures are redeemable by the Company on any January 7, April 7, July 7 or October 7 on or after April 7, 2008, subject to receipt by the Company of prior approval from the Federal Reserve Board of Governors.  The redemption price is par plus accrued interest, except in the case of redemption under a special event which is defined in the debenture.  The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the junior subordinated debentures and upon maturity of the junior subordinated debentures on April 7, 2033.

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%.  For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30%.  As of December 31, 2009, the rate was 4.20%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures.  The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno branch under a noncancelable operating lease which expires in September 2017.  The administrative offices and Visalia branch relocated from leased facilities to a purchased office building in November 2009 and January 2010,, respectively.  The Visalia branch extended its lease until February 2010 to facilitate its move.  Future minimum lease payments, are as follows:

Year Ending
December 31,

2010	$133,275
2011	94,942
2012	99,828
2013	114,488
2014	114,488
Thereafter	314,843
871,864

Rental expense included in occupancy and equipment expense totaled $315,053, $328,344, and $309,657 for the years ended December 31, 2009, 2008 and 2007, respectively.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The Company had no reservable deposits at December 31, 2009.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,

	2009	2008

Commitments to extend credit	$41,181,467	$47,408,977
Standby letters of credit	$72,163	$337,330

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2009 or 2008.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2009, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured.  Commercial loan commitments represent approximately 81% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 13% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2009, the maximum amount available for dividend distribution under this restriction was approximately $3.2 million.  In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 9).

As discussed more fully below, beginning in 2009 the Company was restricted from paying dividends to shareholders of common stock without the consent of the United States Department of the Treasury (“Treasury”) due to its issuance of preferred stock to the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Earnings (loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Net (Loss) Income	Less Preferred Stock Dividends and Accretion	Net (Loss) Income Available to Common Shareholders	Weighted Average Number of Shares Outstanding	Per Common Share Amount
December 31, 2009

Basic loss per share	$(587,263)	$(352,917)	$(940,180)	2,602,228	$(0.36)

December 31, 2008

Basic earnings per share	$1,848,589	$-	$1,848,589	2,595,128	$0.71

Effect of dilutive stock options				28,173

Diluted earnings per share	$1,848,589	$-	$1,848,589	2,623,301	$0.70

December 31, 2007

Basic earnings per share	$2,660,850	$-	$2,660,850	2,600,085	$1.02

Effect of dilutive stock options				99,816

Diluted earnings per share	$2,660,850	$-	$2,660,850	2,699,901	$0.99

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their anti-dilutive effect.  There were 47,775 and 11,025 options excluded from the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation

The Company has one active share based compensation plan.  The purpose of the plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors also believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.  On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance based awards and stock grants.  Under the Incentive Plan, 96,476 and 42,446 shares of common stock are reserved for future grant and issuance, respectively, to employees and directors under incentive and nonstatutory agreements.  There were no options granted during the years ended December 31, 2009 and 2008.  In addition, there are 119,875 shares reserved for issuance and options outstanding at December 31, 2009 related to the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (the “1997 Plan) which expired in February 2007.  No more options will be granted from the 1997 Plan.

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

A summary of the activity within the Plans follows:

	For the Years Ended December 31, 2009, 2008 and 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Incentive:
Options outstanding at January 1, 2007	39,548	$7.44
Options granted	42,446	13.15
Options exercised	(2,109)	6.16
Options cancelled	(670)	10.45
Options outstanding at December 31, 2007	79,215	10.50
Options granted	-	-
Options exercised	(380)	10.45
Options cancelled	(3,956)	13.09
Options outstanding at December 31, 2008	74,879	10.36
Options granted	-	-
Options exercised	-	-
Options cancelled	(522)	13.15
Options outstanding at December 31, 2009	74,357	10.34	5.34 years	$-	(1)
Options vested or expected to vest at December 31, 2009	51,538	12.60	3.59 years	$-	(1)
Options exercisable at December 31, 2009	51,538	9.10	3.51 years	$-	(1)

Nonstatutory:
Options outstanding at January 1, 2007	220,136	$7.11
Options granted	-	-
Options exercised	(105,491)	5.74
Options cancelled	-	-
Options outstanding at December 31, 2007	114,645	8.26
Options granted	-	-
Options exercised	(15,513)	5.59
Options cancelled	-	-
Options outstanding at December 31, 2008	99,132	8.67
Options granted	-	-
Options exercised	(11,168)	5.37
Options cancelled	-	-
Options outstanding at December 31, 2009	87,964	9.10	3.04 years	$8,704	(2)
Options vested or expected to vest at December 31, 2009	85,647	8.89	3.04 years	$8,704	(2)
Options exercisable at December 31, 2009	85,647	8.89	2.54 years	$8,704	(2)

(1)	74,357 options are excluded from intrinsic value because they are not in the money.
(2)	53,698 options are excluded from intrinsic value because they are not in the money.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2009.  There were 11,168, 15,893 and 107,600 options exercised during the years ended December 31, 2009, 2008 and 2007, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $19,295, $76,958, and $1,152,962, respectively.  The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $8,704, $155,492, and $219,283, respectively.

Cash received from option exercise for the years ended December 31, 2009, 2008, and 2007 was $59,998, $90,644, and $556,335, respectively.  The total tax benefit of the non-qualified options exercised in 2009 and 2008, and 2007 was $7,718, $30,338 and $335,894, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2009 and 2008.

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

	December 31,

	2009		2008

	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$39,865,000	11.4%	$33,044,000	10.9%
Minimum regulatory requirement	$13,982,000	4.0%	$12,150,000	4.0%

Valley Business Bank	$39,845,000	11.4%	$32,751,000	10.8%
Minimum requirement for "Well-Capitalized" institution	$17,472,000	5.0%	$15,181,000	5.0%
Minimum regulatory requirement	$13,977,000	4.0%	$12,145,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$39,865,000	14.8%	$33,044,000	12.7%
Minimum regulatory requirement	$10,804,000	4.0%	$10,367,000	4.0%

Valley Business Bank	$39,845,000	14.8%	$32,751,000	12.6%
Minimum requirement for "Well-Capitalized"
institution	$16,201,000	6.0%	$15,545,000	6.0%
Minimum regulatory requirement	$10,801,000	4.0%	$10,363,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$43,277,000	16.0%	$36,284,000	14.0%
Minimum regulatory requirement	$21,608,000	8.0%	$20,734,000	8.0%

Valley Business Bank	$43,256,000	16.0%	$35,990,000	13.9%
Minimum requirement for "Well-Capitalized"
institution	$27,002,000	10.0%	$25,909,000	10.0%
Minimum regulatory requirement	$21,601,000	8.0%	$20,728,000	8.0%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

On January 30, 2009, the Company entered into a letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000 and were recorded net of $25,783 in offering costs.  The Treasury exercised the Warrant immediately upon issuance.

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

Stock Repurchase

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and, based on the October 2008 and October 2009 plan extensions approved by the Board of Directors, will continue until its expiration on November 30, 2010, subject to earlier termination at the Company’s discretion.  Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program as described above. The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The Board, based on such re-evaluations, may suspend, terminate, modify or cancel the plan at any time without notice.  There were no shares repurchased during the year ended December 31, 2009.  During the year ended December 31, 2008, the Company repurchased 57,385 shares for a total cost of $821,037 or an average price of $14.31 per share.  Since the plan adoption the Company has repurchased 86,196 shares for a total cost of $1,202,845 at an average price of $14.74 per share.

12.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,

	2009	2008	2007

Data processing	$617,112	$523,943	$494,863
Assessment and insurance	614,101	258,843	197,225
Professional and legal	548,915	393,924	507,920
Operations	455,032	508,533	479,803
Telephone and postal	220,316	215,689	213,401
Promotional	219,377	273,259	304,774
Supplies	158,569	180,925	187,834
OREO expense	12,879	-	-
Amortization expense	-	7,718	62,538
Other expenses	381,072	403,479	406,835

Total	$3,227,373	$2,766,313	$2,855,193

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	INCOME TAXES

The (benefit from) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Federal	State	Total
2009

Current	$(240,000)	$48,000	$(192,000)
Deferred	(693,000)	(310,000)	(1,003,000)

Benefit from income taxes	$(933,000)	$(262,000)	$(1,195,000)

2008

Current	$1,206,000	$475,000	$1,681,000
Deferred	(707,000)	(228,000)	(935,000)

Provision for income taxes	$499,000	$247,000	$746,000

2007

Current	$809,000	$402,000	$1,211,000
Deferred	(40,000)	(37,000)	(77,000)

Provision for income taxes	$769,000	$365,000	$1,134,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,

	2009	2008

Deferred tax assets:
Allowance for loan losses	$2,569,000	$1,454,000
Deferred compensation	822,000	721,000
Intangible assets	58,000	76,000
Premises and equipment	133,000	30,000

Total deferred tax assets	3,582,000	2,281,000

Deferred tax liabilities:
Loan costs	(334,000)	(293,000)
Unrealized gain on available-for-sale
investment securities	(3,000)	(67,000)
Future liability of state tax benefit	(258,000)	(3,000)
Other	(31,000)	(29,000)

Total deferred tax liabilities	(625,000)	(392,000)

Net deferred tax assets	$2,956,000	$1,889,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	INCOME TAXES (Continued)

Management believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating (loss) income before income taxes.  The items comprising these differences consisted of the following:

	Year Ended December 31,

	2009	2008	2007

	Rate	Rate	Rate
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.2%	6.4%	7.2%
Interest on obligations of states and political subdivisions	13.5%	(8.6)%	(6.0)%
Net increase in cash surrender value of bank-owned life insurance	5.2%	(3.1)%	(2.2)%
Life Insurance proceeds	6.1%	-	-
Other	1.1%	(0.1)%	(3.1)%

Total income tax (benefit) expense	67.1%	28.8%	29.9%

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2006, and by state and local taxing authorities for years ended before December 31, 2005.

The Company has federal net operating loss carry forwards of $588,000 which expire in 2029.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2009 and 2008 were not significant.

14.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors.  These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2009:

Balance, January 1, 2009	$13,400,376

Disbursements	1,100,312
Amounts repaid	(3,899,651)
Balance, December 31, 2009	$10,601,037

Undisbursed commitments to related parties, December 31, 2009	$3,212,107

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997.  All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan.  Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law.  From April 1, 2006 to February 27, 2009, the Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees’ annual salary. For all other periods the Company matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary.  Company contributions vest at a rate of 20% annually.  Bank contributions for the years ended December 31, 2009, 2008, and 2007 totaled $79,930, $117,036, and $112,583 respectively.

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives.  In addition, the estimated present value of these future benefits, including the monthly payments and insurance premium costs, is accrued over the period from the effective dates of the plans until the participants' expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2009, 2008, and 2007 totaled $184,153, $273,442, and $229,774, respectively. Income earned on these policies, net of expenses, totaled $142,229, $97,228, and $111,813 for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued compensation payable under the salary continuation plan totaled $1,818,195 and $1,528,921 at December 31, 2009 and 2008, respectively.

In connection with these agreements, and non-executive officer retirement plans offering limited benefits, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,354,871 and $6,421,863 at December 31, 2009 and 2008, respectively.  Income earned on these policies, net of expenses, totaled $270,253, $237,332 and $249,968 for the years ended December 31, 2009, 2008 and 2007, respectively.  Income earned on these policies is not subject to Federal and state income tax.  The Bank received $317,000 in officer life insurance benefits during 2009.

16.	COMPREHENSIVE INCOME

Comprehensive (loss) income is reported in addition to net income for all periods presented.  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  The unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss).  Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	COMPREHENSIVE INCOME (Continued)

At December 31, 2009, 2008 and 2007, the Company held securities classified as available-for-sale which had unrealized gains as follows:

	Tax Before Tax	Benefit (Expense)	After Tax

For the Year Ended December 31, 2009

Other comprehensive income:
Unrealized holding gains	$259,065	$(106,643)	$152,422
Reclassification adjustment for gains included in net income	416,248	(171,323)	244,925

Total other comprehensive loss	$(157,183)	$64,680	$(92,503)

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$301,048	$(116,335)	$184,713
Reclassification adjustment for gains included in net income	46,412	(19,098)	27,314

Total other comprehensive income	$254,636	$(97,237)	$157,399

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$339,309	$(125,255)	$214,054
Reclassification adjustment for losses included in net income	(1,145)	376	(769)

Total other comprehensive income	$340,454	$(125,631)	$214,823

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2009 and 2008

	2009	2008

ASSETS

Cash and due from banks	$53,072	$207,831
Investment in bank subsidiary	39,849,030	32,847,042
Other assets	193,055	287,430

Total assets	$40,095,157	$33,342,303

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	$133,618	$109,019
Junior subordinated debentures due to subsidiary grantor trust	3,093,000	3,093,000

Total liabilities	3,226,618	3,202,019

Shareholders' equity:
Preferred stock	7,744,800	-
Common stock	25,953,290	24,684,529
Retained earnings	3,166,732	5,359,535
Accumulated other comprehensive income, net of taxes	3,717	96,220

Total shareholders' equity	36,868,539	30,140,284

	$40,095,157	$33,342,303

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income:
Dividends declared by bank subsidiary	$350,000	$1,000,000	$-
Earnings from investment in Valley Commerce Trust I	3,903	6,575	8,139
Miscellaneous other income	-	96	-
Total income	353,903	1,006,671	8,139

Expenses:
Interest on junior subordinated deferrable interest debentures	129,795	218,672	270,690
Other expenses	543,516	483,637	531,689

Total expenses	673,311	702,309	802,379

(Loss) income before equity in undistributed (loss) income of subsidiary	(319,408)	304,362	(794,240)

(Excess distributions of) undistributed equity in income of subsidiary	(536,855)	1,264,227	3,128,090

(Loss) income before income taxes	(856,263)	1,568,589	2,333,850

Income tax benefit	269,000	280,000	327,000

Net (loss) income	$(587,263)	$1,848,589	$2,660,850

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(587,263)	$1,848,589	$2,660,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Excess distributions of (undistributed equity in) income of subsidiary	536,855	(1,264,227)	(3,128,090)
Stock-based compensation expense	21,995	17,152	32,519
Tax benefits on stock-based compensation	(7,720)	(30,338)	(335,893)
Decrease (increase) in other assets	102,095	(42,135)	523,238
Decrease (increase) in other liabilities	24,599	(3,300)	8,041

Net cash provided by (used in) operating activities	90,561	525,741	(239,335)

Cash flows from investing activities:
Investment in Bank subsidiary	(7,600,000)	-	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock	7,674,217	-	-
Cash paid for fractional shares	(2,577)	(3,489)	(5,392)
Proceeds from the exercise of stock options	59,998	97,506	556,336
Tax benefits from stock-based compensation	7,720	30,338	335,893
Cash paid to repurchase common stock	-	(821,037)	(381,808)
Cash dividends paid on preferred stock	(384,678)	-	-
Net cash provided by (used in) financing activities	7,354,680	(696,682)	505,029

(Decrease) increase in cash and cash equivalents	(154,759)	(170,941)	265,694

Cash and cash equivalents at beginning of year	207,831	378,772	113,078

Cash and cash equivalents at end of year	$53,072	$207,831	$378,772

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Valley Commerce Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2009, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.  Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2009, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There is no information required to be disclosed under this Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2010 Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2010 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

The information required by Items 12 will be included in the 2010 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 13 will be included in the 2010 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 14 will be included in the 2010 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

PART IV

ITEM 15 - EXHIBITS

Exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

By:	/s/ Roy O. Estridge
Roy O. Estridge
Executive Vice President and Chief Financial Officer
Date:	March 30, 2010

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

Signature	Title	Date

/s/ Donald A. Gilles	Director and Chief Executive Officer (Principal Executive Officer)
Donald A. Gilles		March 30, 2010

/s/ Roy O. Estridge	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Roy O. Estridge		March 30, 2010

/s/ David B. Day	Director
David B. Day		March 30, 2010

/s/ Walter A. Dwelle	Chairman and Director
Walter A. Dwelle		March 30, 2010

/s/ Thomas A. Gaebe	Director
Thomas A. Gaebe		March 30, 2010

/s/ Philip R. Hammond, Jr.	Director
Philip R. Hammond, Jr.		March 30, 2010

/s/ Russell F. Hurley	Vice Chairman and Director
Russell F. Hurley		March 30, 2010

/s/ Fred P. LoBue, Jr.	Secretary and Director
Fred P. LoBue, Jr.		March 30, 2010

/s/ Kenneth H. Macklin	Director
Kenneth H. Macklin		March 30, 2010

/s/ Barry R. Smith	Director
Barry R. Smith		March 30, 2010

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company (1)

4.3	Specimen Stock Certificate (2)

4.4	Certificates of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and C (6)

10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)

10.2	Lease of premises at 200 South Court Street, Visalia (1)

10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)

10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)

10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)

10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)

10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)

10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)

10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)

10.12
Letter Agreement dated January 30, 2009 by and between Valley Commerce Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement – Standard Terms attached thereto (6)

10.13
Side Letter Agreement between Valley Commerce Bancorp and the United States Department of the Treasury regarding authorized number of directors and amended Section 2.2 of Valley Commerce Bancorp by-laws (6)

21	Subsidiaries of the Company (1)

23.2	Consent of Independent Registered Public Accounting Firm dated March 27, 2009 (5)

24	Powers of Attorney (included on signature pages)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	CEO TARP Certification

99.2	CFO TARP Certification
_______________________________________
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.

(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 18, 2007.
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on March 27, 2009.
(6)	Incorporated by reference to the exhibits included with the Form 8-K that was filed by the Company on February 5, 2009.