Form 10-Q
period 2010-03-31
Valley Commerce Bancorp
filed 2010-05-17
CIK 1302244

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 W. Main Street
Visalia, California  93291
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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,608,317 as of May 17, 2010.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2010	December 31, 2009

Assets
Cash and due from banks	$44,089,927	$39,077,786
Available-for-sale investment securities, at fair value (Note 3)	41,142,000	42,566,000
Loans, less allowance for loan losses of $6,822,349 at March 31, 2010 and $6,231,065 at December 31, 2009 (Note 4)	235,117,869	234,822,963
Bank premises and equipment, net (Note 5)	8,652,731	8,041,905
Cash surrender value of bank-owned life insurance	6,417,248	6,354,871
Accrued interest receivable and other assets	9,213,305	9,307,998

Total assets	$344,633,080	$340,171,523

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$73,472,487	$76,574,651
Interest-bearing	224,863,022	217,707,492
Total deposits	298,335,509	294,282,143
Accrued interest payable and other liabilities	2,472,737	2,265,842
Long-term debt	3,604,683	3,661,999
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	307,505,929	303,302,984

Commitments and contingencies (Note 6)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at March 31, 2010 and December 31, 2009 (Note 12)	7,764,050	7,744,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,608,317 shares at March 31, 2010 and December 31, 2009	25,967,346	25,953,290
Retained earnings	3,294,248	3,166,732
Accumulated other comprehensive income, net of taxes (Notes 3 and 9)	101,507	3,717
Total shareholders’ equity	37,127,151	36,868,539
Total liabilities and shareholders’ equity	$344,633,080	$340,171,523

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009
Interest Income:
Interest and fees on loans	$3,617,825	$3,711,367
Interest on investment securities:
Taxable	182,836	306,448
Exempt from Federal income taxes	156,446	196,541
Interest on Federal funds sold	-	8,562
Interest on deposits in banks	14,340	-
Total interest income	3,971,447	4,222,918

Interest Expense:
Interest on deposits	661,632	1,029,783
Interest on short-term debt	-	25,255
Interest on long-term debt	46,279	66,093
Interest on junior subordinated deferrable interest debentures	27,480	36,219
Total interest expense	735,391	1,157,350

Net interest income before provision for loan losses	3,236,056	3,065,568

Provision for loan losses	600,000	400,000
Net interest income after provision for loan losses	2,636,056	2,665,568

Non-Interest Income:
Service charges	184,901	178,492
Gain on sale of available-for-sale investment securities	-	4,602
Mortgage loan brokerage fees	5,997	12,500
Earnings on cash surrender value of life insurance policies	67,507	74,436
Other	38,036	46,629
Total non-interest income	296,441	316,659

Non-Interest Expense:
Salaries and employee benefits	1,403,901	1,286,735
Occupancy and equipment	339,610	380,599
Other	882,471	852,043
Total non-interest expense	2,625,982	2,519,377

Income before provision for income taxes	306,515	462,850

Provision for income taxes	56,000	116,000

Net income	$250,515	$346,850
Dividends accrued and discount accreted on preferred shares (Note 12)	(95,181)	(91,972)
Net income available to common shareholders	$155,334	$254,878

Basic earnings per share (Notes 8)	$0.06	$0.10

Diluted earnings per share (Notes 8)	$0.06	$0.10

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$250,515	$346,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600,000	400,000
(Decrease) increase in deferred loan origination fees, net	(20,300)	23,013
Depreciation	118,396	171,865
Gain on sale of available-for-sale investment securities, net	-	(4,062)
Loss on disposition of premises and equipment	5,544	-
Amortization of premiums (accretion of discounts) on investment securities, net	71,865	(10,395)
Increase in cash surrender value of bank-owned life insurance	(62,377)	(69,918)
Stock-based compensation expense	14,056	14,695
Decrease in accrued interest receivable and other assets	94,693	8,065
Increase in accrued interest payable and other liabilities	138,518	483,820
Net cash provided by operating activities	1,210,910	1,363,933

Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale investment securities	-	1,579,550
Purchases of available-for-sale investment securities	-	(6,689,291)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,518,302	1,014,066
Net increase in loans	(874,606)	(4,126,376)
Purchase of premises and equipment	(734,766)	(3,823,565)
Net cash used in investing activities	(91,070)	(12,045,616)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Three Months
	Ended March 31,
	2010	2009

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$851,139	$8,906,508
Net increase (decrease) in time deposits	3,202,227	(5,317,595)
Proceeds from issuance of preferred stock	-	7,679,207
Cash dividends paid on preferred stock	(103,749)	-
Decrease in short-term borrowings, net	-	(8,000,000)
Principal payments on long-term debt	(57,316)	(54,568)
Net cash provided by financing activities	3,892,301	3,213,552

Increase (decrease) in cash and cash equivalents	5,012,141	(7,468,131)
Cash and Cash Equivalents at Beginning of Year	39,077,786	22,145,867
Cash and Cash Equivalents at End of Period	$44,089,927	$14,677,736

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$745,232	$1,288,382
Income taxes	$-	$460,000

Non-Cash Investing Activities:
Net change in unrealized gain/loss on available-for-sale securities	$(166,167)	$103,868
Non-cash Financing Activities:
Accrued dividends on preferred stock	$103,749	$100,250

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

The Bank commenced operations in 1996 under the name Bank of Visalia and changed its name during 2005 to Valley Business Bank.  The Bank operates branches in Visalia, Fresno, Woodlake and Tipton, and Tulare.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program which was extended through December 31, 2010.  Under the program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2010 and December 31, 2009, the results of its operations and cash flows for the three-month periods ended March 31, 2010 and 2009, have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$2,910,466	$87,534	$-	$2,998,000
Mortgage-backed securities:
Agency MBS	8,200,819	355,181	-	8,556,000
Agency SBA	14,516,671	21,527	(40,198)	14,498,000
Municipal securities	15,341,560	63,406	(314,966)	15,090,000

	$40,969,516	$527,648	$(355,164)	$41,142,000

Net unrealized gains on available-for-sale investment securities totaling $172,484 were recorded, net of $70,977 in income taxes, as accumulated other comprehensive income within shareholders' equity at March 31, 2010.  There were no securities sold during the three-month period ended March 31, 2010.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	$2,909,941	$105,059	$-	3,015,000
Mortgage-backed securities:
Agency MBS	8,985,716	295,386	(102)	9,281,000
Agency SBA	15,326,055	27,173	(46,228)	15,307,000
Municipal securities	15,337,971	48,855	(423,826)	14,963,000
	$42,559,683	$476,473	$(470,156)	$42,566,000

Net unrealized gains on available-for-sale investment securities totaling $6,317 were recorded, net of $2,600 in income taxes, as accumulated other comprehensive income within shareholders' equity at December 31, 2009.  Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2009 totaled $13,559,130 and $416,248, respectively, of which $1,579,550 and $4,062, respectively, were attributable to the three month period ended March 31, 2009.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at March 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed securities:
Agency SBA	$9,203,000	$(40,198)	$-	$-	$9,203,000	$(40,198)
Municipal securities	4,636,000	(54,185)	3,429,000	(260,781)	8,065,000	(314,966)
	$13,839,000	$(94,383)	$3,429,000	$(260,781)	$17,268,000	$(355,164)

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed securities:
Agency MBS	$132,000	$(102)	$-	$-	$132,000	$(102)
Agency SBA	9,567,000	(46,228)	-	-	9,567,000	(46,228)
Municipal securities	6,449,000	(179,802)	2,789,000	(244,024)	9,238,000	(423,826)
	$16,148,000	$(226,132)	$2,789,000	$(244,024)	$18,937,000	$(470,156)

Mortgage-backed Obligations

At March 31, 2010, the Company held 52 mortgage-backed obligations of which nine were in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Municipal Securities

At March 31, 2010, the Company held 48 obligations of states and political subdivision securities of which 14 were in a loss position for less than twelve months and 11 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Specifically, there has been no observable deterioration in the credit rating or financial performance of the underlying municipality.  In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity.  Therefore, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at March 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

After one year through five years	$1,019,851	$1,043,000
After five years through ten years	2,780,418	2,803,000
After ten years	14,451,757	14,242,000
	18,252,026	18,088,000
Investment securities not due at a single maturity date:
Mortgage-backed securities	22,717,490	23,054,000

	$40,969,516	$41,142,000

At March 31, 2010 and December 31, 2009, all investment securities were pledged to secure either public deposits or borrowing arrangements.

4.	LOANS

Outstanding loans are summarized below, in thousands:

	March 31, 2010	December 31, 2009
Commercial	$50,093,427	$49,442,490
Real estate – mortgage	163,647,856	162,772,435
Real estate – construction	22,176,266	22,581,964
Agricultural	4,497,876	4,727,349
Consumer	1,911,291	1,936,588
	242,326,716	241,460,826

Deferred loan fees, net	(386,498)	(406,798)
Allowance for loan losses	(6,822,349)	(6,231,065)
	$235,117,869	$234,822,963

The recorded investment in loans that were considered to be impaired totaled $12,748,857 and $12,485,248 of which $10,736,640 and $10,435,958 had a related allowance for loan losses of $2,741,300 and $2,652,000 at March 31, 2010 and December 31, 2009.  The average recorded investment in impaired loans for the periods ended March 31, 2010 and December 31, 2009 was $12,269,000 and $10,103,000, respectively.  The Company recognized $36,961 in interest income on a cash basis for impaired loans during the period ended December 31, 2009.  There was no interest income recognized for the period ended March 31, 2010.

There was $7,149,631 and $7,364,347 in nonaccrual loans at March 31, 2010 and December 31, 2009, respectively.  There was $159,146 and $436,714 interest foregone on nonaccrual loans for the periods ended March 31, 2010 and December 31, 2009, respectively.

The Bank did not have any loans considered to be troubled debt restructurings at March 31, 2010 or December 31, 2009.

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

Index

5.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Furniture and equipment	$2,977,976	$2,955,097
Construction in progress	-	4,567,346
Leasehold improvements	207,342	550,548
Premises	6,086,188	2,095,490
Land	1,461,379	605,060
	10,732,885	10,773,541

Less accumulated depreciation and amortization	(2,080,154)	(2,731,636)
	$8,652,731	$8,041,905

In February 2009, the Company purchased an office building in Visalia, California and commenced refurbishing it to serve as the Company’s headquarters.  The Company relocated its administrative office and Visalia branch to the new facility in November 2009 and January 2010, respectively.

6.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $35.4 million and $41.2 million and letters of credit of $116,500 and $72,000 at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, consumer loan commitments, which are generally unsecured, represent approximately 7% of total commitments.  Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 78% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 10% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2010 or December 31, 2009.

Index

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

During the three-month periods ended March 31, 2010 and 2009, no options were granted by the Company to its officers or directors.  Compensation expense is recognized over the vesting period on a straight line accounting basis.  Compensation cost related to stock options recognized in operating results was $12,482 and $13,121 for the three month periods ended March 31, 2010 and 2009, respectively.  The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows.   The excess tax benefits for the three months ended March 31, 2010 and 2009 was $1,574 for both periods.

The following table summarizes information about stock option activity for the three months ended March 31, 2010:

	For the Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Incentive:
Options outstanding at December 31, 2009	74,357	$10.34
Options outstanding at March 31, 2010	74,357	10.34	5.09 years	$-	(1)
Options vested or expected to vest after March 31, 2010	72,993	12.60	3.34 years	$-	(1)
Options exercisable at March 31, 2010	51,538	9.10	3.26 years	$-	(1)

Nonstatutory:
Options outstanding at December 31, 2009	87,964	$9.10
Options cancelled	(12,103)	5.37
Options outstanding at March 31, 2010	75,861	9.69	3.26 years	$6,852	(1)
Options vested or expected to vest after March 31, 2010	75,861	9.46	3.26 years	$6,852	(1)
Options exercisable at March 31, 2010	73,544	9.46	3.06 years	$6,852	(1)

(1) 53,698 non-statutory options with a weighted average price of $11.36 and 74,357 incentive options with a weighted average price of $10.34 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at March 31, 2010.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2010.  There were no options exercised during the three months ended March 31, 2010 and 2009.  No options vested during the three month period ended March 31, 2010.  The total fair value of shares vested during the three months ended March 31, 2009 was $36,099.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of March 31, 2010, there was $115,365 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.32 years and will be adjusted for subsequent changes in estimated forfeitures.

Index

8.	EARNINGS PER SHARE COMPUTATION

Basic earnings per share are computed by dividing income available to common shareholder by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if outstanding stock options were exercised.  Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period plus the dilutive effect of options.  Earnings per share computations have been adjusted to reflect the stock dividend paid in 2009 to shareholders of record as of June 10, 2009.

	For the Three Months
	Ended March 31,
	2010	2009
Net Income:
Net income	$250,515	$346,850
Dividends accrued and discounts accreted on preferred shares	(95,181)	(91,972)
Net income allocated to common shareholders	$155,334	$254,878
Earnings Per Share:
Basic earnings per share	$0.06	$0.10
Diluted earnings per share	$0.06	$0.10
Weighted Average Number of Shares Outstanding:
Basic shares	2,608,317	2,597,425
Diluted shares	2,610,362	2,597,425

There were 128,055 options excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2010 and 173,999 excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2009, respectively, as they were identified as anti-dilutive.

9.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months
	Ended
	March 31, 2010	March 31, 2009

Net income	$250,515	$346,850
Other comprehensive income:
Unrealized gain on available-for-sale investment securities, net of tax	97,790	61,126
Total other comprehensive income	$348,305	$407,976

Index

10.	INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2010.

11.	STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The program commenced in November of 2007 and, based on the October 2008 and October 2009 plan extensions approved by the Board of Directors, will continue until its expiration on November 30, 2010, subject to earlier termination at the Company’s discretion.  Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program (See Note 12).  There were no shares repurchased during the three month period ended March 31, 2010.  Since the plan adoption the Company has repurchased 80,472 shares for a total cost of $1,185,927 at an average price of $14.74 per share.

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

The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Warrant Preferred pays cumulative dividends at a rate of 9% per annum until redemption.  The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (a” Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized below:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale investment securities at:
March 31, 2010	$41,142,000	$—	$41,142,000	$—
December 31, 2009	$42,566,000	$—	$42,566,000	$—

The fair value of investment securities available for sale equals quoted market price, if available.  If quoted market prices for identical securities are not available then fair value are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows.  The Company has categorized all of its investment securities available-for-sale as level 2, since U.S. Agency MBS are mainly priced in this latter manner.  Changes in fair market value are recorded in other comprehensive income.

The Company had no liabilities measured at fair value as of March 31, 2010 or December 31, 2009.

Index

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009  are summarized below:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses
Assets:
Impaired loans at:
March 31, 2010	$7,995,000	$—	$599,000	$7,396,000	$(89,000)
December 31, 2009	$7,784,000	$—	$—	$7,784,000	$(2,227,000)

13.	FAIR VALUE MEASUREMENT (Continued)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  Therefore, the Company has categorized its impaired loans as level 2 and level 3.  Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans, had outstanding principal balances of $10,737,000 and $10,436,000 with a valuation allowance of $2,741,000 and $2,652,000 at March 31, 2010 and December 31, 2009, respectively.

The Company did not change the methodology used to determine fair value for any financial instruments during 2010.  Accordingly, for any given class of financial instruments, the Company transferred $599,000 between level 2 and level 3 during the three month period ended March 31, 2010.  There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended December 31, 2009.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$44,089,927	$44,089,927	$33,077,786	$39,077,786
Available-for-sale investment securities	41,142,000	41,142,000	42,566,000	42,566,000
Loans, net	235,117,869	233,084,165	234,822,963	232,495,909
Cash surrender value of life
insurance policies	6,417,248	6,417,248	6,354,871	6,354,871
Accrued interest receivable	1,054,159	1,054,159	1,241,412	1,241,412
FHLB stock	1,119,000	1,119,000	1,119,000	1,119,000
Financial liabilities:
Deposits	$298,335,509	$297,797,877	$294,282,143	$294,833,469
Long-term debt	3,604,683	3,941,740	3,661,999	2,974,335
Junior subordinated deferrable interest debentures	3,093,000	959,000	3,093,000	959,000
Accrued interest payable	130,147	130,147	139,988	139,988

Index

14.	RECENT ACCOUNTING DEVELOPMENTS

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board's response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee's ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

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

Index

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in  Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on form 10-K for the year ended December 31, 2009.

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

The Company earned net income of $251,000, or $0.06 per diluted share for the three months ended March 31, 2010, compared to $347,000 or $0.10 per diluted share for the three months ended March 31, 2009.  The annualized return on average assets was 0.30% for the three months ended March 31, 2010 and 0.45% for the same 2009 period.  The annualized return on average common shareholders’ equity for the three months ended March 31, 2010 and 2009 was 2.74% and 3.93%, respectively.  Net income for the three months ended March 31, 2010 decreased from the comparable period in the prior year due to a $200,000 increase in the provision for loan losses and a $107,000 increase in non-interest expense.  These were offset by a $170,000 increase in net interest income and a $60,000 decrease in the provision for income taxes.  At March 31, 2010, the Company’s total assets were $344.6 million, representing an increase of $4.5 million or 1% compared to December 31, 2009, and an increase of $34.4 million or 11% compared to March 31, 2009.  Total loans, net of the allowance for loan losses, were $235.1 million at March 31, 2010, representing an increase of $295,000 or 0.1% compared to December 31, 2009, and an increase of $4.7 million or 2% compared to March 31, 2009.  Loan volume growth in both periods was primarily attributable to new commercial mortgage loans.

Total deposits were $298.3 million at March 31, 2010, representing an increase of $4.1 million or 1% compared to December 31, 2009, and an increase of $37.4 million or 14% compared to March 31, 2009.  The amount of brokered time deposits at March 31, 2010 and December 31, 2009 remained at $17.8 million.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.  The Company is presently utilizing brokered deposits to lessen any impact that would be caused by a rising interest rate scenario on its net interest margin.

At March 31, 2010, the Company’s Leverage Ratio was 11.7% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 15.1% and 16.4%, respectively.  At December 31, 2009, the Company’s Leverage Ratio was 11.4% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 14.8% and 16.0%, respectively.  The Leverage, Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratios at March 31, 2009 were 13.2%, 15.5% and 16.7%, respectively.  The Company’s capital ratios increased between March 31, 2010 and the December 31, 2009 as a result of net income earned during the period.  The Company’s capital ratios decreased between March 31, 2010 and March 31, 2009 due to a combination of asset growth and substantial loan loss provisioning recorded during the fourth quarter of 2009.

Index

Results of Operations for the Three Months Ended March 31, 2010

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs

	Three Months ended March 31,
	2010			2009
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$23,699	$14	0.24%	$-	$-	-
Federal funds sold	-	-	-	12,990	9	0.28%
Available-for-sale investment securities:
Taxable	26,555	183	2.79%	23,983	306	5.17%
Exempt from Federal income taxes (1)	15,341	156	6.25%	19,512	197	6.20%
Total securities (1)	41,896	339	4.06%	43,495	503	5.64%
Loans (2) (3)	240,645	3,618	6.10%	232,393	3,711	6.48%
Total interest-earning assets (1)	306,240	3,971	5.37%	288,878	4,223	6.07%

Noninterest-earning assets, net of allowance for loan losses	36,487			20,999
Total assets	$342,727			$309,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$124,203	$210	0.69%	$99,067	$355	1.45%
Time deposits less than $100,000	25,498	103	1.64%	25,375	177	2.83%
Time deposits $100,000 or more	71,427	349	1.98%	66,117	498	3.05%
Total interest-bearing deposits	221,128	662	1.21%	190,559	1,030	2.19%
Short-term debt	-	-	-	4,244	25	2.39%
Long-term debt	3,629	46	5.14%	5,152	66	5.20%
Junior subordinated deferrable interest debentures	3,093	27	3.54%	3,093	36	4.72%
Total interest-bearing liabilities	227,850	735	1.31%	203,048	1,157	2.31%

Noninterest bearing deposits	75,319			68,873
Other liabilities	2,415			2,038
Total liabilities	305,584			273,959
Shareholders’ equity	37,143			35,918
Total liabilities and shareholders’ equity	$342,727			$309,877

Net interest income and margin (1)		$3,236	4.39%		$3,066	4.41%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received.
(3)	Interest income on loans includes amortized loan fees, net of costs, of $138 and $28 for 2010 and 2009, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2010 and 2009.

Changes in net interest income due to changes in volumes and rates

	Three months ended March 31, 2010 vs. March 31, 2009.
	Increase (decrease) due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$14	$14
Federal funds sold	(9)	-	(9)
Investment securities
Taxable	33	(156)	(123)
Exempt from Federal income taxes	(64)	23	(41)
Total securities	(31)	(133)	(164)
Loans	132	(225)	(93)
Total interest income	92	(344)	(252)

(Decrease) increase in interest expense:
Other interest-bearing deposits	90	(235)	(145)
Time deposits less than $100,000	1	(75)	(74)
Time deposits $100,000 or more	40	(189)	(149)
Total interest-bearing deposits	131	(499)	(368)
Short-term debt	(25)	-	(25)
Long-term debt	(20)	-	(20)
Junior subordinated deferrable interest debentures	-	(9)	(9)
Total interest expense	86	(508)	(422)
Increase in net interest income	$6	$164	$170

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.2 million for the three-month period ended March 31, 2010 compared to $3.1 million for the same period of 2009, an increase of $170,000 or 6%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $6,000, and changes in interest rates on these same accounts caused net interest income to increase by $164,000.

The increase in net interest income was caused by reduced cost of funds and increases in average loan volume offset by declining yields on loans.  Despite a $8.3 million or 4% increase in average loans, the Company’s interest income from loans decreased by $93,000 as the average yield decreased from 6.48% in the 2009 period to 6.10% in the 2010 period, a decrease of 38 basis points. The decrease in average loan yield was due to normal repricing.  At March 31, 2010, approximately 68% of the Company’s loan portfolio was comprised of variable rate loans of which 45% were at their floor rate.

Total interest income for the three-month periods ended March 31, 2010 and 2009 was $4.0 million and $4.2 million, respectively, a decrease of $252,000 or 6% which resulted from falling interest rates and was only partially offset by increases in the average balance of loans.

The average rate paid on interest-bearing liabilities was 1.31% in the 2010 period compared to 2.31% in the 2009 period, a reduction of 100 basis points.  The decrease in the average rate paid on deposits was due to normal repricing and favorably priced deposit growth.  Average total interest-bearing liabilities in the 2010 period increased by $24.8 million or 12% compared to the 2009 period.  This included increases in average other interest bearing deposits of $25.1 million or 25%, and $5.4 million or 6% in average time deposits and a $5.8 million or 61% decrease in the Company’s combined short-term and long-term debt.

Index

The Company’s net interest margin on a taxable equivalent basis decreased 2 basis points from 4.41% to 4.39% during the three month period ended March 31, 2010 compared to the same period in 2009.  The stability of the Company’s net interest margin was partly attributable to the Federal Reserve Bank not changing interest rates during the period April 1, 2009 to March 31, 2010.  In addition, management’s efforts to mitigate the impact of loan and deposit repricings following a period of falling interest rates contributed to the stability.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $600,000 loan loss provision was recorded during the three months ended March 31, 2010 compared to a $400,000 provision for the three-month period ended March 31, 2009.  Management determined the provision for loan losses for the period ended March 31, 2010 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the section below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2010 and 2009 totaled $296,000 and $317,000, respectively, a decrease of $21,000 or 7%.  The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended March 31,
(in thousands)	2010	2009	Increase (Decrease)
Service charges	$185	$178	$7
Gain on sale of available-for-sale investment securities	-	4	(4)
Mortgage loan brokerage fees	6	13	(7)
Earnings on cash surrender value of life insurance policies	67	75	(8)
Other	38	47	(9)
Total non-interest income	$296	$317	$(21)

Service charges increased by $7,000 due to an increase in the volume of accounts subject to analysis charges.  Mortgage loan brokerage fees decreased by $7,000 due to falling real estate values that hindered financing opportunities.

Non-Interest Expense

For the quarter ended March 31, 2010, non-interest expense totaled $2.6 million, an increase of $107,000 or 4.2% from the $2.5 million recorded during the first quarter of 2009.  The increase resulted primarily from a $74,000 or 43.5% decrease in deferred loan origination costs resulting from a less active lending environment.  Other employee-related costs increased by $44,000 or 3.0% The FTE increased from 77.0 at March 31, 2009 to 79.6 at March 31,2010 due to the hire of senior officers.  In addition, the $30,000 increase in other non-interest expense resulted from a $46,000 or 22% increase in FDIC deposit insurance due to higher deposit volume.  These increases were offset by a $40,000 or 10.5% decrease in occupancy and equipment costs and a $32,000 or 26% decrease in operations costs that were made possible from the relocation of the Visalia branch and Administrative offices from leased facilities to a single bank-owned facility.

Index

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2010 and 2009:

Non-interest expense

	Three Months ended March 31,
(in thousands)	2010	2009	Increase (Decrease)
Salaries and employee benefits	$1,404	$1,287	$117
Occupancy and equipment	340	381	(41)
Assessment and insurance	253	207	46
Data processing	163	136	27
Professional and legal	129	117	12
Operations	89	121	(32)
Advertising and business development	56	56	-
Telephone and postal	52	53	(1)
Supplies	48	40	8
Other expenses	92	121	(29)
Total non-interest expense	$2,626	$2,519	$107

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2010 and 2009 was $56,000 and $116,000, respectively.  The effective tax rates for these periods were 18.3%, and 25.1%, respectively. The decrease in effective tax rate was primarily due to disproportionate changes in taxable revenues and revenues from tax exempt sources.

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

Index

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	March 31, 2010
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$2,910	$88	$-	$2,998
Mortgage-backed securities:
Agency MBS	8,201	355	-	8,556
Agency SBA	14,517	21	(40)	14,498
Municipal securities	15,342	63	(315)	15,090
Total	$40,970	$527	$(355)	$41,142

	December 31, 2009
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$2,910	$105	$-	$3,015
Mortgage-backed securities:
Agency MBS	8,986	295	-	9,281
Agency SBA	15,326	27	(46)	15,307
Municipal securities	15,338	49	(424)	14,963
Total	$42,560	$476	$(470)	$42,566

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

At March 31, 2010, the Company had a total of 48 municipal securities with a remaining principal balance of $15,342,000 and a net unrealized loss of approximately $252,000. Twenty-five of these securities account for $315,000 of the gross unrealized loss at March 31, 2010.  The Company continues to perform extensive analyses on these securities as well as all municipal securities.  By analyzing the specific securities, the Company has determined that there is no other-than-temporary impairment and as such, is not taking any action to write-down these securities.    As of March 31, 2010, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future write-downs.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	March 31, 2010		December 31, 2009
Commercial	$50,093	21%	$49,443	21%
Real estate – mortgage (1)	163,648	67	162,772	67
Real estate – construction	22,176	9	22,582	9
Agricultural	4,498	2	4,727	2
Consumer and other	1,911	1	1,937	1
Subtotal	242,326	100%	241,461	100%
Deferred loan fees, net	(386)		(407)
Allowance for loan losses	(6,822)		(6,231)
Total loans, net	$235,118		$234,823

(1) Consists primarily of commercial mortgage loans.

During the three months ended March 31, 2010, loan growth occurred in the category of real estate – mortgage and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company.

Nonperforming Assets

There was $7.2 million in nonperforming assets at March 31, 2010 which represented 2.96% of total loans.  Non-performing assets at March 31, 2010 were comprised of ten nonaccrual loans for which management has established specific loss reserves of $1.4 million.  This compared to $7.4 million in non-performing assets at December 31, 2009, which represented 3.05% of total loans and $3.1 million in non-performing assets at March 31, 2009 which represented 1.36% of total loans.  Non-performing assets decreased during 2010 primarily due to principal and interest payments. There was $159,000 and $41,000 in foregone interest on nonaccrual loans for the three-months ended March 31, 2010 and 2009, respectively and $435,000 for the twelve-month period ended December 31, 2009.

The Company had no real estate acquired through foreclosure at March 31, 2010 or December 31, 2009.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full.  At March 31, 2010, the recorded investment in loans that were considered to be impaired totaled $12.7 million.  The specific allowance for loan losses for impaired loans at March 31, 2010 totaled $2.7 million.  At December 31, 2009, the recorded investment in loans that were considered to be impaired totaled $12.5 million.  The specific allowance for loan losses for impaired loans at December 31, 2009 totaled $2.7 million.

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

The allowance for loan losses totaled $6.8 million or 2.82% of total loans at March 31, 2010.  This compared to $3.6 million or 1.56% of total loans at March 31, 2009 and $6.2 million or 2.58% at December 31, 2009.   The Company recorded $8,000 in net charge-offs during the three months ended March 31, 2010 compared to no charge-offs or recoveries during the three months ended March 31, 2009 and net charge-offs of $4.0 million during the twelve months ended December 31, 2009.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Three Months ended	Three Months ended	Year ended
	March 31, 2010	March 31, 2009	December 31, 2009
(dollars in thousands)

Balance, beginning	$6,231	$3,244	$3,244
Provision for loan losses	600	400	7,000
Charge-offs-commercial	-	-	(4,013)
Charge-offs-other	(12)	-	-
Recoveries	4	-	-
Balance, ending	$6,823	$3,644	$6,231

Net charge-offs to average loans outstanding (annualized)	0.01%	0.00%	1.67%
Average loans outstanding	$240,645	$232,393	$239,428
Ending allowance to total loans outstanding	2.82%	1.56%	2.58%

Index

Premises and Equipment

Bank Premises and Equipment

	March 31,	December 31,
(in thousands)	2010	2009

Furniture and Equipment	$2,978	$2,955
Construction in progress	-	4,567
Premises	6,086	2,095
Leasehold Improvements	207	551
Land	1,462	606
	10,733	10,774

Less accumulated depreciation	(2,080)	(2,732)
Total Bank Premises and Equipment	$8,653	$8,042

Depreciation and amortization expense included in occupancy and equipment expense totaled $118,000 and $665,000 for the periods ended March 31, 2010 and December 31, 2009.

In February 2009, the Company purchased an 18,700 square foot office building to house both the Visalia Branch and Administrative Offices.  These two offices were housed in leased facilities with a combined square footage of 13,672 prior to being relocated to the new building commencing in late 2009.  The move was completed in January 2010 with the relocation of the Visalia branch.  Monthly rent expense of approximately $24,000 was replaced with monthly depreciation of approximately $10,000 on the structure as modified and remodeled for bank use.

Deposits

Total deposits were $298.3 million at March 31, 2010, a $4.0 million or 1% increase from the December 31, 2009 total of $294.3 million.  Interest-bearing and time deposits increased by $4.0 million or 3% and $3.2 million or 3%, respectively during the three month period ended March 31, 2010.  Brokered deposits included in time deposits remained at $17.8 million for March 31, 2010 and December 31, 2009.  The Company presently utilizes brokered deposits to lessen any short-term negative impact that would be caused by a rising rate scenario on its net interest margin.  Most of the brokered deposits on the balance sheet at March 31, 2010 were obtained in mid-2009, had maturities ranging from 4 to 5 years and were callable after 6 months.  Non-interest bearing deposits decreased by $3.1 million or 4%, during the three-month period ended March 31, 2010, which reflects the normal seasonal pattern of depositors.

Total deposits at March 31, 2010 and December 31, 2009 are summarized in the following table:

Deposit Portfolio

(dollars in thousands)	March 31, 2010		December 31, 2009
Non-interest bearing	$73,472	25%	$76,575	26%
Interest bearing	125,353	42%	121,398	41%
Time deposits	81,662	27%	78,460	27%
Brokered deposits	17,849	6%	17,849	6%
Total Deposits	$298,336	100%	$294,282	100%

Federal Home Loan Bank Borrowings

The Company has utilized short-term borrowings from the FHLB to fund asset growth during periods when market conditions for growing the deposit base were unfavorable. At March 31, 2010, the Company had outstanding long-term fixed rate debt from the Federal Home Loan Bank totaling $3.6 million and no short-term debt and at December 31, 2009, had long-term fixed rate debt totaling $3.7 million and no short-term debt.  At March 31, 2010, the weighted average rate on long-term borrowings was 5.14%. The remaining principal balance of long-term debt is scheduled to mature at various dates ending in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at March 31, 2010 was unchanged from December 31, 2009.  The rate of interest paid on these debentures was 3.54% at March 31, 2010 compared to 4.20% at December 31, 2009.

Capital Resources

The Company’s shareholders’ equity was $37.1 million at March 31, 2010 and $36.9 million at December 31, 2009.  The increase resulted from net income of $251,000 for the three months ended March 31, 2010.

On January 30, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7.7 million.  The Treasury exercised the Warrant immediately upon issuance.  The terms and conditions pertaining to the issuance of the Series B and C Preferred Stock are described in Note 12 to the condensed consolidated financial statements.

Management considers capital needs as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

Index

The following table summarizes the Company’s risk-based capital ratios as of March 31, 2010 and December 31, 2009:

Capital and capital adequacy ratios

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$40,026	11.7%	$39,865	11.4%
Minimum regulatory requirement	$13,422	4.0%	$13,982	4.0%

Valley Business Bank	$39,818	11.6%	$39,845	11.4%
Minimum requirement for “Well- Capitalized” institution	$16,777	5.0%	$17,472	5.0%
Minimum regulatory requirement	$13,417	4.0%	$13,977	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$40,026	15.1%	$39,865	14.8%
Minimum regulatory requirement	$10,591	4.0%	$10,804	4.0%

Valley Business Bank	$39,818	15.0%	$39,845	14.8%
Minimum requirement for “Well- Capitalized” institution	$15,883	6.0%	$16,201	6.0%
Minimum regulatory requirement	$10,588	4.0%	$10,801	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$43,379	16.4%	$43,277	16.0%
Minimum regulatory requirement	$21,183	8.0%	$21,608	8.0%

Valley Business Bank	$43,171	16.3%	$43,256	16.0%
Minimum requirement for “Well- Capitalized” institution	$26,471	10.0%	$27,002	10.0%
Minimum regulatory requirement	$21,177	8.0%	$21,601	8.0%

At March 31, 2010 and December 31, 2009, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At March 31, 2010 and December 31, 2009, $3.0 million of trust preferred securities was included in Tier 1 Capital.

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

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets and serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at March 31, 2010 is an increase of approximately 300 basis points.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – (RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: May 17, 2010	By:	/s/ Donald A. Gilles
Donald A. Gilles
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications