Form 10-Q
period 2010-06-30
Valley Commerce Bancorp
filed 2010-08-16
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐  No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,608,317 as of August 10, 2010.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$27,527,238	$39,077,786
Available-for-sale investment securities, at fair value	44,723,000	42,566,000
Loans, less allowance for loan losses of $7,439,656 at June 30, 2010 and $6,231,065 at December 31, 2009 (Note 4)	244,106,344	234,822,963
Bank premises and equipment, net	8,551,281	8,041,905
Cash surrender value of bank-owned life insurance	6,491,019	6,354,871
Accrued interest receivable and other assets	8,791,116	9,307,998

Total assets	$340,189,998	$340,171,523

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$76,740,276	$76,574,651
Interest-bearing	217,198,591	217,707,492
Total deposits	293,938,867	294,282,143
Accrued interest payable and other liabilities	2,826,927	2,265,842
Long-term debt	2,663,963	3,661,999
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	302,522,757	303,302,984

Commitments and contingencies (Note 6)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at June 30, 2010 and December 31, 2009	7,783,300	7,744,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,608,317 shares at June 30, 2010 and December 31, 2009	25,979,546	25,953,290
Retained earnings	3,641,000	3,166,732
Accumulated other comprehensive income, net of taxes (Note 8)	263,395	3,717
Total shareholders’ equity	37,667,241	36,868,539
Total liabilities and shareholders’ equity	$340,189,998	$340,171,523

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$3,782,428	$3,663,720	$7,400,253	$7,375,087
Interest on investment securities:
Taxable	190,070	317,118	372,906	623,566
Exempt from Federal income taxes	158,837	199,868	315,283	396,409
Interest on Federal funds sold	-	1,337	-	9,899
Interest on deposits in banks	18,411	-	32,751	-
Total interest income	4,149,746	4,182,043	8,121,193	8,404,961

Interest Expense:
Interest on deposits	651,640	908,246	1,313,272	1,938,029
Interest on short-term debt	-	2,679	-	27,934
Interest on long-term debt	48,333	50,463	94,612	116,556
Interest on junior subordinated deferrable interest debentures	28,137	34,623	55,617	70,842
Total interest expense	728,110	996,011	1,463,501	2,153,361

Net interest income before provision for loan losses	3,421,636	3,186,032	6,657,692	6,251,600

Provision for loan losses	650,000	1,000,000	1,250,000	1,400,000
Net interest income after provision for loan losses	2,771,636	2,186,032	5,407,692	4,851,600

Non-Interest Income:
Service charges	202,497	190,380	387,398	368,872
Gain on sale of available-for-sale investment securities, net	-	4,062	-	4,062
Mortgage loan brokerage fees	1,924	14,982	7,921	27,482
Earnings on cash surrender value of life insurance policies	78,949	67,582	146,456	142,018
Gain from bank owned life insurance	-	317,488	-	317,488
Other	45,540	53,087	83,576	104,317
Total non-interest income	328,910	647,581	625,351	964,239

Non-Interest Expense:
Salaries and employee benefits	1,322,857	1,176,063	2,726,758	2,462,798
Occupancy and equipment	322,584	401,843	662,194	782,442
Other	798,859	751,658	1,681,330	1,603,700
Total non-interest expense	2,444,300	2,329,564	5,070,282	4,848,940

Income before provision for income taxes	656,246	504,049	962,761	966,899

Provision for (benefit from) income taxes	183,000	(28,000)	239,000	88,000

Net income	$473,246	$532,049	$723,761	$878,899
Dividends accrued and discount accreted on preferred Shares	(98,387)	(69,513)	(193,569)	(161,485)
Net income available to common shareholders	$374,859	$462,536	$530,192	$717,414

Basic earnings per share (Notes 2 and 6)	$0.14	$0.18	$0.20	$0.28

Diluted earnings per share (Notes 2 and 6)	$0.14	$0.18	$0.20	$0.28

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$723,761	$878,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,250,000	1,400,000
Increase in deferred loan origination fees, net	1,869	101,890
Depreciation	249,071	342,308
Gain on sale of available-for-sale investment securities, net	-	(4,062)
Amortization (accretion) of premiums discounts on investment securities, net	147,575	(7,282)
Increase in cash surrender value of bank-owned life insurance	(136,148)	(142,018)
Gain from bank owned life insurance	-	(317,488)
Stock-based compensation expense	26,256	28,712
Loss on disposition of premises and equipment	5,544	-
Decrease (increase) in accrued interest receivable and other assets	758,582	(796,433)
Increase in accrued interest payable and other liabilities	379,506	72,402
Net cash provided by operating activities	3,406,016	1,556,928

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	-	568,561
Proceeds from sales of available-for-sale investment securities	-	1,578,160
Purchases of available-for-sale investment securities	(5,096,574)	(12,937,763)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	3,233,255	2,912,070
Purchase of Federal Home Loan Bank Stock, net	(241,700)	(14,800)
Net increase in loans	(10,535,250)	(16,899,200)
Purchase of premises and equipment	(763,991)	(3,931,818)
Proceeds from bank owned life insurance	-	662,838
Proceeds from sale of other real estate	-	473,270
Net cash used in investing activities	(13,404,260)	(27,588,682)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Six Months Ended June 30,
	2010		2009

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits		$1,423,133	$10,099,956
Net (decrease) increase in time deposits		(1,766,409)	3,412,658
Proceeds from issuance of preferred stock		-	7,499,467
Cash dividends paid on preferred stock		(210,992)	-
Decrease in short-term borrowings, net		-	(2,550,000)
Principal payments on long-term debt		(998,036)	(1,409,809)
Cash paid to repurchase fractional shares		-	(2,577)
Net cash (used in) provided by financing activities		(1,552,304)	17,049,695

Decrease in cash and cash equivalents		(11,550,548)	(8,982,059)
Cash and Cash Equivalents at Beginning of Year		39,077,786	22,145,867
Cash and Cash Equivalents at End of Period		$27,527,238	$13,163,808

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense		$1,478,735	$2,290,252
Income taxes	$		$745,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities		$441,253	$(23,317)
Real estate owned acquired through foreclosure		$-	$1,282,870
Non-Cash Financing Activities:
Accrued dividends on preferred stock		$210,992	$176,020

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            GENERAL

On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank") in a one bank holding company reorganization intended to provide the Company and the Bank greater flexibility to expand and diversify.  The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

The Bank commenced operations in 1996 and operates branches in Visalia, Fresno, Woodlake and Tipton, and Tulare.  The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program which was extended through December 31, 2010.  Under the program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

2.            BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s consolidated financial position at June 30, 2010 and December 31, 2009, the results of its operations for the three and six month periods ended June 30, 2010 and 2009, and its cash flows for the six month periods ended June 30, 2010 and 2009 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

Index

3.           AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S.Government agencies	$6,936,662	$98,338	-	$7,035,000
Mortgage-backed securities:
Agency MBS	8,276,578	394,258	(6,836)	8,664,000
Agency SBA	13,716,192	155,310	(2,502)	13,869,000
Municipal securities	15,345,998	90,447	(281,445)	15,155,000

	$44,275,430	$738,353	$(290,783)	$44,723,000

Net unrealized gains on available-for-sale investment securities totaling $447,570 were recorded, net of $184,000 in income taxes, as accumulated other comprehensive income within shareholders' equity at June 30, 2010.  There were no securities sold during the six-month period ended June 30, 2010.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S.Government agencies	$2,909,941	$105,059	-	$3,015,000
Mortgage-backed securities:
Agency MBS	8,985,716	295,386	(102)	9,281,000
Agency SBA	15,326,055	27,173	(46,228)	15,307,000
Municipal securities	15,337,971	48,855	(423,826)	14,963,000
	$42,559,683	$476,473	$(470,156)	$42,566,000

Net unrealized gains on available-for-sale investment securities totaling $6,317 were recorded, net of $2,600 in income taxes, as accumulated other comprehensive income within shareholders' equity at December 31, 2009.  Proceeds and realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2009 totaled $13,559,130 and $416,248, respectively, of which $1,578,160 and $4,062, respectively, were attributable to the six-month period ended June 30, 2009.

Index

3.           AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at June 30, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
Mortgage-backed securities:
Agency MBS	$1,025,000	$(6,836)	$-	$-	$1,025,000	$(6,836)
Agency SBA	920,000	(2,502)	-	-	920,000	(2,502)
Municipal securities	4,136,000	(15,729)	3,448,000	(265,716)	7,584,000	(281,445)
	$6,081,000	$(25,067)	$3,448,000	$(265,716)	$9,529,000	$(290,783)

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
Mortgage-backed securities:
Agency MBS	$132,000	$(102)	$-	$-	$132,000	$(102)
Agency SBA	9,567,000	(46,228)	-	-	9,567,000	(46,228)
Municipal securities	6,449,000	(179,802)	2,789,000	(244,024)	9,238,000	(423,826)
	$16,148,000	$(226,132)	$2,789,000	$(244,024)	$18,937,000	$(470,156)

Mortgage-backed Securities

At June 30, 2010, the Company held 52 mortgage-backed obligations of which two were in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Municipal Securities

At June 30, 2010, the Company held 48 obligations of states and political subdivision securities of which thirteen were in a loss position for less than twelve months and twelve were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market and changes in market interest rates.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Specifically, there has been no observable deterioration in the credit rating or financial performance of the underlying municipality.  In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity.  Therefore, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Index

3.            AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Within one year	$19,557	$20,000
After one year through five years	4,053,420	4,083,000
After five years through ten years	4,068,653	4,101,000
After ten years	14,141,030	13,986,000
	22,282,660	22,190,000
Investment securities not due at a single
maturity date:
Mortgage-backed securities	21,992,770	22,533,000

	$44,275,430	$44,723,000

At June 30, 2010 and December 31, 2009, all investment securities were pledged to secure either public deposits or borrowing arrangements.

4.           LOANS

Outstanding loans are summarized below, in thousands:

	June 30, 2010	December 31, 2009
Commercial	$58,071,535	$49,442,490
Real estate – mortgage	166,809,375	162,772,435
Real estate – construction	20,131,384	22,581,964
Agricultural	5,081,885	4,727,349
Consumer	1,860,488	1,936,588
	251,954,667	241,460,826

Deferred loan fees, net	(408,667)	(406,798)
Allowance for loan losses	(7,439,656)	(6,231,065)
	$244,106,344	$234,822,963

Changes in the allowance for loan losses were as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of year	$6,231,065	$3,244,454
Provision charged to operations	1,250,000	7,000,000
Losses charged to allowance	(48,049)	(4,013,611)
Recoveries	6,640	222
Balance, end of year	$7,439,656	$6,231,065

The recorded investment in loans that were considered to be impaired totaled $12,363,657 and $12,485,248 of which $11,187,765 and $10,435,958 had a related allowance for loan losses of $2,332,000 and $2,652,000 at June 30, 2010 and December 31, 2009, respectively.  The average recorded investment in impaired loans for the six and twelve month periods ended June 30, 2010 and December 31, 2009 was $12,566,000 and $10,103,000, respectively.  The Company recognized $36,961 in interest income on a cash basis for impaired loans during the year ended December 31, 2009.  There was no interest income recognized on a cash basis for impaired loans during the periods ended June 30, 2010 or June 30, 2009.

Index

There was $6,703,305 and $7,552,618 in nonaccrual loans at June 30, 2010 and June 30, 2009, respectively.  There was $250,593 and $285,988 interest foregone on nonaccrual loans for the six month periods ended June 30, 2010 and June 30, 2009, respectively. The Bank did not have any loans considered to be troubled debt restructuring at June 30, 2010 or June 30, 2009.  The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

5.       BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Furniture and equipment	$3,007,201	$2,955,097
Construction in progress, premises	-	4,567,346
Leasehold improvements	207,342	550,548
Premises	6,086,188	2,095,490
Land	1,461,379	605,060
	10,762,110	10,773,541

Less accumulated depreciation and amortization	(2,210,829)	(2,731,636)
	$8,551,281	$8,041,905

In February of 2009, the Company purchased an office building in Visalia, California and commenced refurbishing it to serve as the Company’s headquarters.  Upon completion of the refurbishment, the Company relocated its administrative office and Visalia branch to the new facility in November 2009 and January 2010, respectively.

6.            COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $26.2 million and $35.4 million and letters of credit of $135,000 and $72,000 at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, consumer loan commitments, which are generally unsecured, represent approximately 9% of total commitments.  Agricultural loan commitments represent approximately 6% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 75% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 10% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2010 or December 31, 2009.

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

During the six-month periods ended June 30, 2010 and 2009, no options were granted by the Company to its officers or directors.  Compensation expense is recognized over the vesting period on a straight line basis.  Compensation cost related to stock options recognized in operating results was $11,157 and $12,454 in the three month periods ended June 30, 2010 and 2009, respectively.  Compensation cost related to stock options recognized in operating results was $26,256 and $28,712 in the six-month periods ended June 30, 2010 and 2009, respectively.  The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as  cash flow from financing in the statement of cash flows.   The excess tax benefits for the three months ended June 30, 2010 and 2009 were $1,044 and $1,563, respectively.  The excess tax benefits for the six months ended June 30, 2010 and 2009 were $2,618 and $3,142, respectively.

The following table summarizes information about stock option activity:

	For the Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Incentive:
Options outstanding at January 1, 2010	74,357	$10.34
Options granted	-	-
Options exercised	-	-
Options cancelled	(1,103)	13.15
Options outstanding at June 30, 2010	73,254	10.30	4.80 years	$-	(1)
Options vested or expected to vest after June 30, 2010	71,890	12.60	3.09 years	$-	(1)
Options exercisable at June 30, 2010	51,096	9.06	3.64 years	$-	(1)

Nonstatutory:
Options outstanding at January 1, 2010	87,964	$9.10
Options granted	-	-
Options exercised	-	-
Options cancelled	(12,103)	5.37
Options outstanding at June 30, 2010	75,861	9.69	3.01 years	$7,978	(1)
Options vested or expected to vest after June 30, 2010	75,861	9.69	3.01 years	7,978	(1)
Options exercisable at June 30, 2010	75,861	9.69	3.01 years	7,978	(1)

(1) 53,698 non-statutory options with a weighted average price of $11.36 and 73,254 incentive options with a weighted average price of  $10.30 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at June 30, 2010.

Index

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2010.  There were no options exercised during the six months ended June 30, 2010 and 2009.  The total fair value of shares vested during the three months ended June 30, 2010 and 2009 was $38,994 and $21,000, respectively.  The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $139,141 and $60,000, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of June 30, 2010, there was $82,950 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net Income:
Net income	$473,246	$532,049	$723,761	$878,899
Dividends accrued and discounts
accreted on preferred shares	(98,387)	(69,513)	(193,569)	(161,485)
Net income allocated to common
shareholders	$374,859	$462,536	$530,192	$717,414
Earnings Per Share:
Basic earnings per share	$0.14	$0.18	$0.20	$0.28
Diluted earnings per share	$0.14	$0.18	$0.20	$0.28
Weighted Average Number of Shares Outstanding:
Basic shares	2,608,317	2,597,149	2,608,317	2,597,149
Diluted shares	2,611,382	2,617,527	2,611,764	2,605,758

There were 108,589 options excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2010, respectively, and 102,000 excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2009, respectively, as they were identified as anti-dilutive.

Index

9.    COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income	$473,246	$532,049	$723,761	$878,899
Other comprehensive income:
Unrealized holding gain (loss) on available-for-sale
investment securities, net of tax	161,888	(74,848)	259,678	(13,722)
Total other comprehensive income	$635,134	$457,201	$983,439	$865,177

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2010.

11.           STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The program commenced in November of 2007 and, based on the October 2008 and October 2009 plan extensions approved by the Board of Directors, will continue until its expiration on November 30, 2010, subject to earlier termination at the Company’s discretion.  Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program (See Note 12).  There were no shares repurchased during the six month period ended June 30, 2010.  Since the plan adoption the Company has repurchased 90,508 shares for a total cost of $1,202,845 at an average price of $13.29 per share.

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

The Series B Preferred Stock will Qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Warrant Preferred will pay cumulative dividends at a rate of 9% per annum until redemption.  The original terms governing the Series B Preferred Stock and the Series C Preferred Stock provided that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (a” Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

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

Index

13.           FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized below:

		Fair Value Measurements, Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Available-for-sale investment securities at:
June 30, 2010	$44,723,000	$—	$44,723,000	$
December 31, 2009	$42,566,000	$—	$42,566,000		$—

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices for identical securities are not available, then fair value are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows.  The Company has categorized all of its investment securities available-for-sale as Level 2.  Changes in fair value are recorded in other comprehensive income.

The Company had no liabilities measured at fair value as of June 30, 2010 or December 31, 2009.

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 are summarized below:

		Fair Value Measurements, Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Losses)
Assets:
Impaired loans at:
June 30, 2010	$8,855,000	$—	$599,000	$8,256,000	$284,000
December 31, 2009	$7,784,000	$—	$—	$7,784,000	$(2,227,000)

Index

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or local.  A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  Therefore, the Company has categorized its impaired loans as Level 2 and Level 3.  Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans, had outstanding principal balances of $11,187,000 and $10,736,000 with a valuation allowance of $2,332,000 and $2,652,000 at June 30, 2010 and December 31, 2009, respectively.

The Company did not change the methodology used to determine fair value during 2010 for any asset or liability measured at fair value on a nonrecurring basis.  Accordingly, for any given class of financial instruments, the Company transferred $599,000 between Level 2 and level 3 during the six month period ended June 30, 2010.  There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the six months ended June 30, 2009.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$27,527,238	$27,527,238	$33,077,786	$39,077,786
Available-for-sale
investment securities	44,723,000	42,723,000	42,566,000	42,566,000
Loans, net	244,106,344	244,681,400	234,822,963	232,495,909
Cash surrender value of life
insurance policies	6,491,019	6,491,019	6,354,871	6,354,871
Accrued interest receivable	1,170,853	1,170,853	1,241,412	1,241,412
FHLB stock	1,360,700	1,360,700	1,119,000	1,119,000

Financial liabilities:
Deposits	293,938,867	294,588,120	294,282,143	294,833,469
Long-term debt	2,663,963	3,076,499	3,661,999	2,974,335
Junior subordinated deferrable
interest debentures	3,093,000	927,900	3,093,000	959,000
Accrued interest payable	124,755	124,755	139,988	139,988

14. RECENT ACCOUNTING DEVELOPMENTS

Accounting for Transfers of Financial Asset, In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new condition for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Index

Transfers and Servicing, In December 2009, the FASB issued Accounting Standards Update (ASU) NO. 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Fair Value Measurements and Disclosures, In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that at description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions for this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision on the ASU is effective for the Company’s reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is also intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending after December 15, 2010.  This ASU will require enhanced disclosures about financing receivables and the allowance for credit losses beginning with the Company’s December 31, 2010 Form 10-K.

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

Index

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

The Company earned net income of $473,000, or $0.14 per diluted share for the three months ended June 30, 2010, compared to $532,000 or $0.18 per diluted share for the three months ended June 30, 2009.  The Company earned net income of $724,000 or $0.20 per diluted share, for the six-month period ended June 30, 2010, compared to $879,000, or $0.28 per diluted share, for the six-month period ended June 30, 2009.  The annualized return on average assets was 0.43% for the six months ended June 30, 2010 and 0.57% for the same period of 2009.  The annualized return on average common shareholders’ equity for the six month periods ended June 30, 2010 and 2009 was 3.91% and 4.74%, respectively.  The decrease in earnings was primarily due to nonrecurring officer life insurance benefits of $318,000 received in the second quarter of 2009 offset by increased net interest income and reduced provision for loan losses.

At June 30, 2010, the Company’s total assets were $340.2 million, which was unchanged from total assets at December 31, 2009, and an increase of $16.1 million or 5% compared to June 30, 2009.  Total loans were $251.5 million at June 30, 2010, an increase of $10.5 million or 4% compared to December 31, 2009, and an increase of $6.2 million or 3% compared to June 30, 2009.  Loan growth during the 2010 period centered in new commercial mortgage loans and draws made on existing commercial lines of credit.

Index

Total deposits were $293.9 million at June 30, 2010, which was nearly unchanged from December 31, 2009, and an increase of $23.1 million or 9% compared to June 30, 2009.  The amount of brokered time deposits included in total deposits at June 30, 2010, December 31, 2009, and June 30, 2009 were $13.0 million, $17.9 million and $24.4 million, respectively.  Growth in the Bank’s deposit portfolio from local deposits offset the reduction in brokered time deposits.  The Company’s ongoing marketing efforts which include strategies to attract depositors from failed or acquired banks in overlapping market areas was the primary reason for the growth in local deposits.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.

At June 30, 2010, the Company’s leverage ratio was 11.8% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.9% and 16.2%, respectively.  At December 31, 2009, the Company’s leverage ratio was 11.4% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.8% and 16.0%, respectively.  The leverage, Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2009 were 13.3%, 15.2% and 16.5%, respectively.  The Company’s capital ratios increased during the six months ended June 30, 2010 primarily as a result of net income earned during the period.  The Company’s capital ratios decreased between June 30, 2010 and June 30, 2009 due to a combination of asset growth and substantial loan loss provisioning recorded during the fourth quarter of 2009.

Index

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated:

	Average balances and weighted average yields and costs Six Months ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest income/ Expense	Average yield/ Cost	Average Balance	Interest income/ Expense	Average yield/ Cost
ASSETS
Due from banks	$27,098	$33	0.25%	$-	$-	-%
Federal funds sold	-	-	-%	8,062	10	0.25%
Available-for-sale investment securities:
Taxable	27,653	373	2.72%	25,119	624	5.01%
Exempt from Federal income taxes (1)	15,342	315	6.27%	19,423	396	6.23%
Total securities (1)	42,995	688	3.99%	44,542	1,020	5.54%
Loans (2) (3)	241,691	7,400	6.17%	235,839	7,375	6.31%
Total interest-earning assets (1)	311,784	8,121	5.36%	288,443	8,405	6.02%

Noninterest-earning assets, net of allowance for loan losses	31,478			22,946
Total assets	$343,262			$311,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$122,013	$379	0.63%	$103,364	$684	1.33%
Time deposits less than $100,000	25,569	199	1.57%	24,860	327	2.65%
Time deposits $100,000 or more	72,591	735	2.04%	64,424	927	2.90%
Total interest-bearing deposits	220,173	1,313	1.20%	192,648	1,938	2.03%
Short-term debt	-	-	-	3,981	21	1.06%
Long-term debt	3,556	95	5.39%	4,691	123	5.29%
Junior subordinated deferrable interest debentures	3,093	56	3.65%	3,093	71	4.63%
Total interest-bearing liabilities	226,822	1,464	1.30%	204,413	2,153	2.12%

Noninterest-bearing deposits	76,370			67,006
Other liabilities	2,738			2,555
Total liabilities	305,930			273,974
Shareholders’ equity	37,332			37,415
Total liabilities and shareholders’ equity	$343,262			$311,389

Net interest income and margin (1)		$6,657	4.41%		$6,252	4.51%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $88 interest received on nonaccrual loans for the period ended June 30, 2010 and none for June 30, 2009.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $283 and $307 for 2010 and 2009, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2010 and 2009.

Changes in net interest income due to changes in volumes and rates

	Six months ended June 30, 2010 vs. June 30, 2009
	due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$33	$33
Federal funds sold	(10)	-	(10)
Investment securities
Taxable	63	(314)	(251)
Exempt from Federal income taxes	(126)	45	(81)
Total securities	(63)	(269)	(332)
Loans	183	(158)	25
Total interest income	$110	$(394)	$(284)

Increase (decrease) in interest expense:
Other interest bearing deposits	123	(428)	(305)
Time deposits less than $100,000	9	(137)	(128)
Time deposits $100,000 or more	118	(310)	(192)
Total interest-bearing deposits	250	(875)	(625)
Short-term debt	(21)	-	(21)
Long-term debt	(30)	2	(28)
Junior subordinated deferrable interest debentures	-	(15)	(15)
Total interest expense	199	(888)	(689)
(Decrease) increase in net interest income	$(89)	$494	$405

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $6.7 million for the six-month period ended June 30, 2010 compared to $6.3 million for the same period of 2009, an increase of $405,000 or 7%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to decrease by $89,000, while changes in interest rates on these same accounts caused net interest income to increase by $494,000.

The increase in net interest income was primarily due to declining cost of funds.  The average rate paid on interest-bearing liabilities was 1.30% in the 2010 period compared to 2.12% in the 2009 period, a reduction of 82 basis points.  Average total interest-bearing liabilities in the 2010 period increased by $22.4 million or 11% compared to the 2009 period.  This included an increase in average other interest bearing deposits of $18.5 million or 18%, and an increase of $8.9 million or 10% in average time deposits.  The increase in deposits was due to local deposit growth.  These increases were offset by a $5.1 million or 59% decrease in the Company’s combined short-term and long-term debt.

The increase in net interest income from the decline in the cost of funds was offset by declining yields on interest-earning assets.  Total interest income for the six-month periods ended June 30, 2010 and 2009 was $8.1 million and $8.4 million, respectively, a decrease of $284,000 or 3%.

The Company’s interest income from loans increased by only $25,000 as the impact of average yield on loans decreased from 6.31% in the 2009 period to 6.17% in the 2010 period, a change of 14 basis points, was offset by a $5.9 million or 3% increase in average loans.  The decrease in average loan yield was primarily due to normal repricing.  At June 30, 2010, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans of which 45% were at their floor rate.

Index

The yield on investment securities decreased from 5.54% in the 2009 period to 3.99% in the 2010 period which caused interest income from investment securities to decrease by $332,000.  This resulted from the Company’s repositioning of its investment portfolio into shorter duration and consequently lower-yielding securities in anticipation of a rising interest rate environment.

The Company’s net interest margin on a taxable equivalent basis decreased 10 basis points from 4.51% in the six-month period ended June 30, 2009 to 4.41% in the six-month period ended June 30, 2010.  The stability of the Company’s net interest margin was partly attributable to the Federal Reserve Bank not changing interest rates during 2009 or 2010.  In addition, management’s effort to mitigate the impact of loan and deposit repricings following a period of falling interest rates contributed to the stability.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $1.25 million loan loss provision was recorded during the six months ended June 30, 2010 compared to an $1.40 million provision for loan losses for the six-month period ended June 30, 2009.  Management determined the provision for loan losses for the period ended June 30, 2010 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume and valuation of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2010 and 2009 totaled $625,000 and $964,000, respectively, a decrease of $339,000 or 35%.  The components of non-interest income during each period were as follows:

Non-interest income

	Six Months ended June 30,
(in thousands)	2010	2009	Increase (Decrease)
Service charges	$387	$369	$18
Gain on sale of available-for-sale investment securities	-	4	(4)
Mortgage loan brokerage fees	8	27	(19)
Earnings on cash surrender value of life insurance policies	146	142	4
Gain from bank owned life insurance	-	318	(318)
Other	84	104	(20)

Total non-interest income	$625	$964	$(339)

Non-interest income decreased in the 2010 period due mainly to a nonrecurring gain from bank owned life insurance in the 2009 period in the amount of $318,000.  Mortgage loan brokerage fees decreased by $19,000 due primarily to falling real estate values that hindered refinancing opportunities and to more restrictive conditions in the secondary mortgage market.  Within the other category, there was nonrecurring rental income of $33,000 in the 2009 period related to the Company’s purchase of an office building in 2009.  These decreases were offset by an increase in service charges of $18,000 due to a $7,000 increase in account analysis charges and an $11,000 increase in non-sufficient funds and overdraft charges that were attributable to higher deposit levels.

Index

Non-Interest Expense

For the six months ended June 30, 2010, non-interest expense totaled $5.1 million, an increase of $221,000 or 5% from the $4.8 million recorded during the first half of 2009.  The increase resulted primarily from a $135,000 or 38% decrease in deferred loan origination costs resulting from a less active lending environment.  Other employee-related costs increased by $128,000 or 5% due primarily to full-time equivalent employees increasing from 76.8 at June 30, 2009 to 79.3 at June 30, 2010 due mainly to the hire of senior officers.  Assessment and insurance expense increased by $74,000 or 22% due to FDIC deposit insurance costs related to higher deposit volume.  These increases were offset by a $119,000 or 15% decrease in occupancy and equipment costs related to the relocation of the Visalia branch and Administrative offices from multiple leased facilities to a single location owned facility.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2010 and 2009:

Non-interest expense

	Six Months ended June 30,
(in thousands)	2010	2009	Increase (Decrease)
Salaries and employee benefits	$2,727	$2,463	$264
Occupancy and equipment	663	782	(119)
Other real estate owned	-	11	(11)
Data processing	314	275	39
Operations	178	242	(64)
Professional and legal	258	234	24
Advertising and business development	113	121	(8)
Telephone and postal	108	106	2
Supplies	97	75	22
Assessment and insurance	407	333	74
Other expenses	205	207	(2)

Total non-interest expense	$5,070	$4,849	$221

Provision for Income Taxes
The provisions for income taxes for the six-month periods ended June 30, 2010 and 2009 was $239,000 and $88,000, respectively.  The effective tax rates for these periods were 24.8%, and 9.1%, respectively.  The increase in the effective tax rate was primarily due to the tax exempt officer life insurance income that was received in the 2009 period.

Index

Results of Operations for the Three Months Ended June 30, 2010

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs Three Months ended June 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest income/ Expense	Average yield/ Cost	Average Balance	Interest income/ Expense	Average yield/ Cost
ASSETS
Due from banks	$30,460	$18	0.24%	$3,187	$1	0.16%
Federal funds sold	-	-	-%	8,062	10	0.25%
Available-for-sale investment securities:
Taxable	28,738	190	2.65%	26,212	317	4.85%
Exempt from Federal income taxes (1)	15,344	159	6.30%	19,365	200	6.28%
Total securities (1)	44,082	349	3.92%	45,577	517	5.46%
Loans (2) (3)	242,725	3,783	6.25%	239,614	3,664	6.13%
Total interest-earning assets (1)	317,267	4,150	5.35%	288,378	4,182	5.96%

Noninterest-earning assets, net of allowance for loan losses	26,524			24,506
Total assets	$343,791			$312,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$119,847	$169	0.57%	$107,613	$328	1.22%
Time deposits less than $100,000	25,640	96	1.50%	24,351	150	2.47%
Time deposits $100,000 or more	73,741	387	2.11%	62,750	430	2.75%
Total interest-bearing deposits	219,228	652	1.19%	194,714	908	1.87%
Short-term debt	-	-	-%	3,720	3	0.32%
Long-term debt	3,484	48	5.53%	4,235	50	4.74%
Junior subordinated deferrable interest debentures	3,093	28	3.63%	3,093	35	4.54%
Total interest-bearing liabilities	225,805	728	1.29%	205,762	996	1.94%

Noninterest bearing deposits	77,409			65,160
Other liabilities	3,059			3,065
Total liabilities	306,273			273,987
Shareholders’ equity	37,518			38,897
Total liabilities and shareholders’ equity	$343,791			$312,884

Net interest income and margin (1)		$3,422	4.43%		$3,186	4.58%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $88,000 interest income received on nonaccrual loans for the period ended June 30, 2010 and $9,300 for June 30, 2009.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $145 and $157 for 2010 and 2009, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2010 and 2009.

Index

Changes in net interest income due to changes in volumes and rates

	Three months ended June 30, 2010 vs. June 30, 2009 due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$17	$17
Federal funds sold	-	-	-
Investment securities
Taxable	31	(158)	(127)
Exempt from Federal income taxes	(63)	22	(41)
Total securities	(32)	(136)	(168)
Loans	48	71	119
Total interest income	27	(59)	(32)

Increase (decrease) in interest expense:
Other interest-bearing deposits	37	(196)	(159)
Time deposits less than $100,000	8	(62)	(54)
Time deposits $100,000 or more	75	(118)	(43)
Total interest-bearing deposits	120	(376)	(256)
Short-term debt	(3)	-	(3)
Long-term debt	(9)	7	(2)
Junior subordinated deferrable interest debentures	-	(7)	(7)
Total interest expense	108	(376)	(268)
(Decrease) increase in net interest income	$(81)	$317	$236

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.4 million for the three-month period ended June 30, 2010 compared to $3.2 million for the same period of 2009, an increase of $236,000 or 7%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to decrease by $81,000, while changes in interest rates on these same accounts caused net interest income to increase by $317,000.

The increase in net interest income was due to declining cost of funds.  The average rate paid on interest-bearing liabilities was 1.29% in the 2010 period compared to 1.94% in the 2009 period, a reduction of 65 basis points.  Average total interest-bearing liabilities in the 2010 period increased by $20.0 million or 10% compared to the 2009 period.  This included an increase in average other interest bearing deposits of $12.2 million or 11%, and a increase of $12.3 million or 14% in average time deposits due primarily to local deposit growth.  These increases were offset by a $4.5 million or 56% decrease in the Company’s combined short-term and long-term debt.

Total interest income for the three-month periods ended June 30, 2010 and 2009 was unchanged at $4.2 million.  The average yield on non-earning assets decreased from 5.96% in the 2009 period to 5.35% in the 2010, a decrease of 61 basis points, but this was partly offset by a $28.9 million or 10% increase in average interest-earning assets.

The Company’s interest income from loans increased by $119,000 due to $82,000 of income recognized on a loan that was reinstated to accrual status as well as increased average loan volume.  The yield on investment securities decreased from 5.46% in the 2009 period to 3.92% in the 2010 period which caused interest income from investment securities to decrease by $168,000.  This resulted from the Company’s repositioning of its investment portfolio into shorter duration and consequently lower-yielding securities in anticipation of a rising interest rate environment.

The Company’s net interest margin on a taxable equivalent basis decreased 15 basis points from 4.58% in the three-month period ended June 30, 2009 to 4.43% in the three-month period ended June 30, 2010.  The stability of the Company’s net interest margin was partly attributable to the Federal Reserve Bank not changing interest rates during 2009 or 2010.  In addition, management’s effort to mitigate the impact of loan and deposit repricings following a period of falling interest rates contributed to the stability.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Index

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $650,000 loan loss provision was recorded during the three months ended June 30, 2010 compared to a $1.0 million provision for loan losses for the three-month period ended June 30, 2009.  Management determined the provision for loan losses for the period ended June 30, 2010 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2010 and 2009 totaled $329,000 and $647,000, respectively, a decrease of $318,000 or 49%.  The components of non-interest income during each period were as follows:

Non-interest income

	Six Months ended June 30,
(in thousands)	2010	2009	Increase (Decrease)
Service charges	$387	$369	$18
Gain on sale of available-for-sale investment securities, net	-	4	(4)
Mortgage loan brokerage fees	8	27	(19)
Earnings on cash surrender value of life insurance policies	146	142	4
Gain from bank owned life insurance	-	318	(318)
Other	84	104	(20)
Total non-interest income	$625	$964	$(339)

Non-interest income decreased in the 2010 period due mainly to a nonrecurring gain from bank owned life insurance in the 2009 period in the amount of $318,000.  Mortgage loan brokerage fees decreased by $12,000 due primarily to falling real estate values that hindered refinancing opportunities and to more restrictive conditions in the secondary mortgage market.  These decreases were offset by an increase in service charges of $11,000 due to increases in non-sufficient funds and overdraft charges that were attributable to higher deposit levels.

Non-Interest Expense

For the three months ended June 30, 2010, non-interest expense totaled $2.4 million compared to the $2.3 million recorded during the second quarter of 2009.  Salaries and employee benefits increased by $147,000 or 13% due primarily to the hire of senior officers.  Assessment and insurance expense increased by $28,000 or 22% as Federal Deposit Insurance Corporation assessments increased due to higher premiums and increased deposit volume. Professional and legal costs increased by $12,000 in the 2010 period due to unanticipated costs related to impaired loan issues and to the timing of audit fee payments.  Data processing costs increased by $12,000 due primarily to the increased usage of electronic banking products by customers.  These increases were offset by a $79,000 or 20% decrease in occupancy and equipment costs related to the relocation of the Visalia branch and Administrative offices from multiple leased facilities to a single location owned facility.

Index

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2010 and 2009:

Non-interest expense

	Three Months ended June 30,
(in thousands)	2010	2009	Increase (Decrease)
Salaries and employee benefits	$1,323	$1,176	$147
Occupancy and equipment	323	402	(79)
Other real estate owned	-	11	(11)
Data processing	151	139	12
Operations	89	121	(32)
Professional and legal	129	117	12
Advertising and business development	57	65	(8)
Telephone and postal	56	53	3
Supplies	49	35	14
Assessment and insurance	154	126	28
Other expenses	113	85	28
Total non-interest expense	$2,444	$2,330	$114

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes for the three-month periods ended June 30, 2010 and 2009 was $183,000 and $(28,000), respectively.  The effective tax rates for these periods were 27.9%, and (1.79)%, respectively. The increase in the effective tax rate was primarily due to the tax exempt officer life insurance income that was received in the 2009 period.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	June 30, 2010
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$6,937	$98	$-	$7,035
Mortgage-backed securities:
Agency MBS	8,277	394	(7)	8,664
SBA MBS	13,716	155	(2)	13,869
Municipal securities	15,346	90	(281)	15,155
Total	$44,276	$737	$(290)	$44,723

	December 31, 2009
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$2,910	$105	$-	$3,015
Mortgage-backed securities:
Agency MBS	8,986	295	-	9,281
SBA MBS	15,326	27	(46)	15,307
Municipal securities	15,338	49	(424)	14,963
Total	$42,560	$476	$(470)	$42,566

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

At June 30, 2010, the Company had a total of 48 municipal securities with a remaining principal balance of $15,346,000 and a net unrealized loss of approximately $191,000.  Twenty-five of these securities account for $281,000 of the gross unrealized loss at June 30, 2010.  Management continues to perform extensive analyses on these securities as well as all municipal securities.  By analyzing the specific securities, management has determined that as of June 30, 2010, there is no other-than-temporary impairment and as such, is not taking any action to write-down these securities.  Management also evaluated the credit ratings of the Company’s other investment securities and does not consider any of the other investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future write-downs.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	June 30, 2010		December 31, 2009
Commercial	$58,072	23%	$49,443	21%
Real estate – mortgage (1)	166,809	66	162,772	67
Real estate – construction	20,131	8	22,582	9
Agricultural	5,082	2	4,727	2
Consumer and other	1,861	1	1,937	1
Subtotal	251,955	100%	241,461	100%
Deferred loan fees, net	(409)		(407)
Allowance for loan losses	(7,440)		(6,231)
Total loans, net	$244,106		$234,823

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2010, loan growth occurred in the category of real estate – mortgage and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, and to local higher education institutions.

Nonperforming Assets

There was $6.7 million in nonperforming loans at June 30, 2010 which represented 2.66% of total loans.  Non-performing loans at June 30, 2010 were comprised of four customer relationships in nonaccrual status for which management has established specific loss reserves of $1.1 million.  This compared to $8.4 million in non-performing loans at June 30, 2009 which represented 3.07% of total loans, and $7.4 million in non-performing loans at December 31, 2009, which represented 3.05% of total loans.  Non-performing loans decreased during 2010 primarily due to successful collection efforts.  There was $251,000 and $295,000 in foregone interest on nonaccrual loans for the six months ended June 30, 2010 and 2009, respectively, and $435,000 for the twelve-month period ended December 31, 2009.

The Company had no real estate acquired through foreclosure at June 30, 2010 or December 31, 2009.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full.  At June 30, 2010, the recorded investment in loans that were considered to be impaired totaled $12.4 million.  The specific allowance for loan losses for impaired loans at June 30, 2010 totaled $2.3 million.  At December 31, 2009, the recorded investment in loans that were considered to be impaired totaled $12.5 million.  The specific allowance for loan losses for impaired loans at December 31, 2009 totaled $2.7 million.

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

Index

The allowance for loan losses totaled $7.4 million or 2.95% of total loans at June 30, 2010.  This compared to $4.5 million or 1.82% of total loans at June 30, 2009 and $6.2 million or 2.58% at December 31, 2009.  The Company recorded $48,000 of charge-offs and $7,000 in recoveries during the six months ended June 30, 2010 compared to  charge-offs of $173,000 and no recoveries during the same period of 2009.  The 2009 charge-offs pertained to the acquisition through foreclosure of two properties, one residential real estate and the other commercial real estate.

The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses.  Loan losses are charged to and recoveries are credited to the allowance for loan losses.  The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans.  The adequacy of the allowance for loan losses is based upon management’s continuing assessment of various factors affecting the collectability of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan losses, independent credit reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.  There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio.  The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Six Months ended June 30, 2010	Six Months ended June 30, 2009	Year ended December 31, 2009
(dollars in thousands)

Balance, beginning	$6,231	$3,244	$3,244
Provision for loan losses	1,250	1,400	7,000
Charge-offs-real estate	-	(173)	-
Charge-offs-commercial	(36)	-	(4,013)
Charge-offs-other	(12)	-	-
Recoveries	7	-	-
Balance, ending	$7,440	$4,471	$6,231

Net charge-offs to average loans outstanding	0.02%	0.07%	1.67%
Average loans outstanding	$242,083	$236,229	$239,428
Ending allowance to total loans outstanding	2.95%	1.82%	2.58%

Premises and Equipment

(in thousands)	June 30, 2010	December 31, 2009

Furniture and equipment	$3,007	$2,955
Construction in progress	-	4,567
Premises	6,086	2,095
Leasehold improvements	207	551
Land	1,462	606
	10,762	10,774

Less accumulated depreciation and amortization	(2,211)	(2,732)
Total	$8,551	$8,042

Index

Depreciation and amortization expense included in occupancy and equipment expense totaled $249,071 and $665,000 for the six-month period ended June 30, 2010 and year ended December 31, 2009.

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

Deposits

Total deposits were $293.9 million at June 30, 2010, a $343,000 or 0.1% decrease from the December 31, 2009 total of $294.3 million.  Interest-bearing deposits increased by $1.3 million or 1% and non-interest bearing deposits increased by $165,000 or 0.2%, respectively, during the six month period ended June 30, 2010.  Brokered deposits decreased by $4.8 million or 27% during the six month period ended June 30, 2010. Brokered deposits included in time deposits at June 30, 2010 and December 31, 2009 were $13 million and $18 million, respectively.  All other deposits were acquired locally.

Total deposits at June 30, 2010 and December 31, 2009 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	June 30, 2010		December 31, 2009
Non-interest bearing	$76,740	26%	$76,575	26%
Interest bearing	122,656	42	121,398	41
Brokered deposits	13,028	4	17,849	6
Time deposits	81,515	28	78,460	27
Total	$293,939	100%	$294,282	100%

Federal Home Loan Bank Borrowings

At June 30, 2010, the Company had outstanding long-term fixed rate debt from the Federal Home Loan Bank totaling $2.7 million.  At December 31, 2009, the Company had long-term fixed rate debt totaling $3.7 million.  The decrease was due to principal reductions at scheduled payment and maturity dates.  There was no short-term debt outstanding at either date.  At June 30, 2010, the weighted average rate on long-term borrowings was 5.39%.  The remaining principal balance of long-term debt is scheduled to mature at various dates with final payment to occur in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at June 30, 2010 was unchanged from December 31, 2009.  The rate of interest paid on these debentures was 3.65% at June 30, 2010 compared to 4.20% at December 31, 2009.

Capital Resources

Total shareholders’ equity was $37.7 million at June 30, 2010 and $36.9 million at December 31, 2009.  The increase resulted from net income of $724,000 for the six months ended June 30, 2010.

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

The following table summarizes the Company’s risk-based capital ratios as of June 30, 2010 and December 31, 2009:

Capital and capital adequacy ratios

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$40,404	11.8%	$39,865	11.4%
Minimum regulatory requirement	$13,752	4.0%	$13,982	4.0%

Valley Business Bank	$40,402	11.8%	$39,845	11.4%
Capitalized” institution	$17,184	5.0%	$17,472	5.0%
Minimum regulatory requirement	$13,747	4.0%	$13,977	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$40,404	14.9%	$39,865	14.8%
Minimum regulatory requirement	$10,863	4.0%	$10,804	4.0%

Valley Business Bank	$40,402	14.9%	$39,845	14.8%
Minimum requirement for “Well-Capitalized” institution	$16,294	6.0%	$16,201	6.0%
Minimum regulatory requirement	$10,863	4.0%	$10,801	4.0%

Total Risk-Based Capital Ratio
and Subsidiary	$43,848	16.2%	$43,277	16.0%
Minimum regulatory requirement	$21,725	8.0%	$21,608	8.0%

Valley Business Bank	$43,848	16.2%	$43,256	16.0%
Minimum requirement for “Well-Capitalized” institution	$27,156	10.0%	$27,002	10.0%
Minimum regulatory requirement	$21,725	8.0%	$21,601	8.0%

Index

At June 30, 2010 and December 31, 2009, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At June 30, 2010 and December 31, 2009, $3.0 million of trust securities was included in Tier 1 Capital.

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

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets and serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at June 30, 2010 is an increase of approximately 300 basis points.

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

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2010 Annual Meeting of Shareholders was held on May 18, 2010.  At the 2010 annual meeting, the shareholders took the following actions:

1.	Elected Directors of the Company to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and qualified. In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 14, 2010. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

	Votes Cast For Election	Withheld

David B. Day	1,357,548	18,236
Walter A. Dwelle	1,356,332	19,452
Thomas A. Gaebe	1,358,762	17,022
Donald A. Gilles	1,267,459	108,325
Philip R. Hammond, Jr.	1,358,762	17,022
Russell F. Hurley	1,358,762	17,022
Fred P. LoBue, Jr.	1,356,332	19,452
Kenneth H. Macklin	1,358,762	17,022
Barry R. Smith	1,358,762	17,022

2.	Approved the non-binding advisory proposal concerning the compensation of the Company’s executives. The votes tabulated were:

Votes For	Votes Against
1,943,098	96,524

3.	Ratified the appointment by the Board of Directors of Perry-Smith LLP, independent certified public accountants, to serve as the Company’s auditors for the fiscal year ending December 31, 2010. The votes tabulated were:

Votes For	Votes Against
2,034,520	17,843

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: August 10, 2010	By:	/s/ Allan W. Stone

Allan W. Stone

President and Chief Executive Officer

Date: August 10, 2010	By:	/s/Roy O. Estridge

Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications