Form 10-Q
period 2010-09-30
Valley Commerce Bancorp
filed 2010-11-15
CIK 1302244

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,608,317 as of November 15, 2010.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$39,781,906	$39,077,786
Available-for-sale investment securities, at fair value	43,826,000	42,566,000
Loans, less allowance for loan losses of $6,447,951 at September 30, 2010 and $6,231,065 at December 31, 2009 (Note 4)	235,611,293	234,822,963
Bank premises and equipment, net	8,591,956	8,041,905
Cash surrender value of bank-owned life insurance	6,559,805	6,354,871
Accrued interest receivable and other assets	8,230,240	9,307,998
Total assets	$342,601,200	$340,171,523

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$80,874,563	$76,574,651
Interest-bearing	214,713,485	217,707,492
Total deposits	295,588,048	294,282,143
Accrued interest payable and other liabilities	2,786,917	2,265,842
Long-term debt	2,613,094	3,661,999
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	304,081,059	303,302,984

Commitments and contingencies (Note 6)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at September 30, 2010 and December 31, 2009	7,802,550	7,744,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,608,317 shares at September 30, 2010 and December 31, 2009	25,989,029	25,953,290
Retained earnings	4,192,139	3,166,732
Accumulated other comprehensive income, net of taxes (Note 9)	536,423	3,717
Total shareholders’ equity	38,520,141	36,868,539
Total liabilities and shareholders’ equity	$342,601,200	$340,171,523

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$3,723,991	$3,839,994	$11,124,244	$11,215,081
Interest on investment securities:
Taxable	177,765	332,501	550,671	955,986
Exempt from Federal income taxes	158,853	181,236	474,136	577,645
Interest on Federal funds sold	-	73	-	9,972
Interest on deposits in banks	18,362	12,620	51,113	12,701
Total interest income	4,078,971	4,366,424	12,200,164	12,771,385

Interest Expense:
Interest on deposits	569,452	909,716	1,882,724	2,847,745
Interest on short-term debt	-	-	-	27,934
Interest on long-term debt	33,494	47,092	128,106	163,648
Interest on junior subordinated deferrable interest debentures	30,107	30,485	85,724	101,327
Total interest expense	633,053	987,293	2,096,554	3,140,654

Net interest income before provision for loan losses	3,445,918	3,379,131	10,103,610	9,630,731

Provision for Loan Losses	550,000	600,000	1,800,000	2,000,000
Net interest income after provision for loan losses	2,895,918	2,779,131	8,303,610	7,630,731

Non-Interest Income:
Service charges	197,486	198,587	584,884	567,459
Gain on sale of available-for-sale investment securities, net	10,523	164,756	10,523	168,818
Gain on sale of other real estate	-	16,055	-	16,055
Mortgage loan brokerage fees	23,464	13,105	31,385	40,587
Earnings on cash surrender value of life insurance policies	74,708	72,560	221,164	214,578
Gain from bank owned life insurance	-	-	-	317,488
Other	52,183	43,095	135,759	147,412
Total non-interest income	358,364	508,158	983,715	1,472,397

Non-Interest Expense:
Salaries and employee benefits	1,229,130	1,200,590	3,955,888	3,663,388
Occupancy and equipment	333,410	387,371	995,604	1,169,813
Other	699,441	775,894	2,380,771	2,379,594
Total non-interest expense	2,261,981	2,363,855	7,332,263	7,212,795

Income before provision for income taxes	992,301	923,434	1,955,062	1,890,333

Provision for Income Taxes	317,000	303,000	556,000	391,000

Net income	$675,301	$620,434	$1,399,062	$1,499,333
Dividends accrued and discount accreted on preferred Shares	(96,250)	(96,251)	(289,819)	(257,736)
Net income available to common shareholders	$579,051	$524,183	$1,109,243	$1,241,597

Basic earnings per share (Note 8)	$0.22	$0.20	$0.43	$0.48

Diluted earnings per share (Note 8)	$0.22	$0.20	$0.43	$0.48

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$1,399,062	$1,499,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800,000	2,000,000
(Decrease) increase in deferred loan origination fees, net	(33,320)	112,843
Depreciation	378,196	507,982
Tax benefit from exercise of stock options	-	(7,718)
Deferred tax benefit	6,285	-
Gain on sale of available-for-sale investment securities, net	(10,523)	(168,818)
Amortization (accretion) of premiums (discounts) on investment securities, net	222,482	(10,941)
Increase in cash surrender value of bank-owned life insurance	(204,934)	(209,856)
Gain from bank owned life insurance	-	(317,488)
Stock-based compensation expense	35,739	46,702
Loss on disposition of premises and equipment	9,341	285
Gain on sale of other real estate	-	(16,055)
Decrease (increase) in accrued interest receivable and other assets	1,313,173	(713,903)
Increase (decrease) in accrued interest payable and other liabilities	148,588	(114,378)
Net cash provided by operating activities	5,064,089	2,607,988

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	1,505,000	2,864,361
Proceeds from sales of available-for-sale investment securities	2,510,523	7,371,531
Purchases of available-for-sale investment securities	(9,515,957)	(12,940,757)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	4,933,667	4,656,784
Purchase of Federal Home Loan Bank Stock, net	(241,700)	(14,800)
Net increase in loans	(2,555,010)	(11,830,797)
Purchase of premises and equipment	(937,588)	(4,086,031)
Proceeds from sale of equipment	-	50
Proceeds from bank owned life insurance	-	662,838
Proceeds from sale of other real estate	-	1,296,089
Net cash used in investing activities	(4,301,065)	(12,020,732)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$2,462,888	$23,402,440
Net (decrease) increase in time deposits	(1,156,982)	14,128,872
Proceeds from exercised stock options	-	59,998
Benefit from exercised stock options	-	7,718
Proceeds from issuance of preferred stock	-	7,674,217
Cash dividends paid on preferred stock	(315,905)	(227,310)
Decrease in short-term borrowings, net	-	(8,000,000)
Principal payments on long-term debt	(1,048,905)	(1,465,732)
Cash paid to repurchase fractional shares	-	(2,577)
Net cash (used in) provided by financing activities	(58,904)	35,577,820

Increase in cash and cash equivalents	704,120	26,165,076
Cash and Cash Equivalents at Beginning of Year	39,077,786	22,145,867
Cash and Cash Equivalents at End of Period	$39,781,906	$48,310,943

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,133,102	$3,293,280
Income taxes	$230,000	$865,000

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$905,193	$526,160
Non-Cash Financing Activities:
Accrued dividends on preferred stock	$315,905	$53,621
Real estate owned acquired through foreclosure	$-	$1,280,034

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

The Bank commenced operations in 1996 and operates branches in Visalia, Fresno, Woodlake, Tipton, and Tulare.  The Bank’s primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program which was extended through December 31, 2010.  Under the program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of Valley Commerce Bancorp’s consolidated financial position at September 30, 2010 and December 31, 2009, the results of its operations for the three and nine month periods ended September 30, 2010 and 2009, and its cash flows for the nine month periods ended September 30, 2010 and 2009 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Government agencies	3,429,097	$95,903	$-	$3,525,000
Mortgage-backed securities:
Agency MBS	9,449,875	334,525	(17,400)	9,767,000
Agency SBA	15,189,223	227,636	(1,859)	15,415,000
Municipal securities	14,846,295	372,820	(100,115)	15,119,000

	42,914,490	$1,030,884	$(119,374)	$43,826,000

Net unrealized gains on available-for-sale investment securities totaling $911,510 were recorded, net of $375,087 in income taxes, as accumulated other comprehensive income within shareholders' equity at September 30, 2010.  Proceeds and gains from the sale of available-for-sale investment securities for the nine months ended September 30, 2010 totaled $2,510,523 and $10,523, respectively. Proceeds and gross gains from the sale of available-for-sale investment securities for the nine months ended September 30, 2009 totaled $7,371,531 and $168,818, respectively. There were no sales of availble-for-sale investment securities during the nine months ended September 30, 2010 or 2009 which resulted in a realized loss.

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

Investment securities with unrealized losses at September 30, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
Mortgage-backed
securities:
Agency MBS	$2,099,000	$(17,400)	$-	$-	$2,099,000	$(17,400)
Agency SBA	-	-	870,000	(1,859)	870,000	(1,859)
Municipal securities	486,000	(3,104)	2,328,000	(97,011)	2,814,000	(100,115)
	$2,585,000	$(20,504)	$3,198,000	$(98,870)	$5,783,000	$(119,374)

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

Mortgage-backed Securities

At September 30, 2010, the Company held 55 mortgage-backed obligations of which two were in a loss position for less than twelve months and one was in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Municipal Securities

At September 30, 2010, the Company held 46 obligations of states and political subdivision securities of which two were in a loss position for less than twelve months and eight were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Specifically, there has been no observable deterioration in the credit rating or financial performance of the underlying municipality.  In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity.  Therefore, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at September 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Within one year	$19,749	$20,000
After one year through five years	2,046,239	2,070,000
After five years through ten years	3,319,157	3,370,000
After ten years	12,890,247	13,184,000
	18,275,392	18,644,000
Investment securities not due at a single
maturity date:
Mortgage-backed securities	24,639,098	25,182,000

	$42,914,490	$43,826,000

At September 30, 2010 and December 31, 2009, all investment securities were pledged to secure either public deposits or borrowing arrangements.

4.	LOANS

Outstanding loans are summarized below, in thousands:

	September 30, 2010	December 31, 2009
Commercial	$51,856,222	$49,442,490
Real estate – mortgage	167,436,355	162,772,435
Real estate – construction	16,391,052	22,581,964
Agricultural	4,768,177	4,727,349
Consumer	1,980,916	1,936,588
	242,432,722	241,460,826

Deferred loan fees, net	(373,478)	(406,798)
Allowance for loan losses	(6,447,951)	(6,231,065)
	$235,611,293	$234,822,963

Changes in the allowance for loan losses were as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of year	$6,231,065	$3,244,454
Provision charged to operations	1,800,000	7,000,000
Losses charged to allowance	(1,592,753)	(4,013,611)
Recoveries	9,639	222
Balance, ending	$6,447,951	$6,231,065

The recorded investment in loans that were considered to be impaired totaled $10,167,811 and $12,485,248 of which $5,817,895 and $10,435,958 had a related allowance for loan losses of $1,647,700 and $2,652,000 at September 30, 2010 and December 31, 2009, respectively.  The average recorded investment in impaired loans for the nine and twelve month periods ended September 30, 2010 and December 31, 2009 was $11,912,000 and $10,103,000, respectively.  There was $87,529 in interest income recognized on a cash basis for impaired loans during the nine month period ended September 30, 2010 and none for the nine month period ended September 30, 2009.

Index

There was $5,885,929 and $7,451,439 in nonaccrual loans at September 30, 2010 and September 30, 2009, respectively.  There was $622,620 and $290,820 interest foregone on nonaccrual loans for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. The Bank had four loans in the amount of $3,046,136 considered to be  troubled debt restructuring at September 30, 2010 compared to none at September 30, 2009.  The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

5.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Furniture and equipment	$2,962,544	$2,955,097
Construction in progress, premises	-	4,567,346
Leasehold improvements	207,342	550,548
Premises	6,212,920	2,095,490
Land	1,461,379	605,060
	10,844,185	10,773,541

Less accumulated depreciation and amortization	(2,252,229)	(2,731,636)
	$8,591,956	$8,041,905

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

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $29.1 million and $35.4 million and letters of credit of $275,000 and $72,000 at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, consumer loan commitments, which are generally unsecured, represent approximately 7% of total commitments.  Agricultural loan commitments represent approximately 5% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 72% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 16% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2010 or December 31, 2009.

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

During the nine-month periods ended September 30, 2010 and 2009, no options were granted by the Company to its officers or directors.  Compensation expense is recognized over the vesting period on a straight line basis.  Compensation cost related to stock options recognized in operating results was $8,827 and $12,482 in the three month periods ended September 30, 2010 and 2009, respectively.  Compensation cost related to stock options recognized in operating results was $35,738 and $38,051 in the nine-month periods ended September 30, 2010 and 2009, respectively.  The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing in the statement of cash flows.   The excess tax benefits for the three months ended September 30, 2010 and 2009 were $656 and $1,574, respectively.  The excess tax benefits for the nine months ended September 30, 2010 and 2009 were $3,274 and $4,716, respectively.

The following table summarizes information about stock option activity:

	For the Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at January 1, 2010	74,357	$10.34
Options granted	-	-
Options transferred to Nonstatutory	(12,803)	9.49
Options exercised	-	-
Options cancelled	(2,207)	13.15
Options outstanding at September 30, 2010	59,347	10.42	4.64 years	$5,186	(1)
Options vested or expected to vest after September 30, 2010	47,434	9.22	2.84 years	$5,186	(1)
Options exercisable at September 30, 2010	41,158	9.22	3.50 years	$5,186	(1)

Nonstatutory:
Options outstanding at January 1, 2010	87,964	$9.10
Options granted	-	-
Options transferred from Incentive	12,803	9.49
Options exercised	-	-
Options cancelled	(12,103)	5.37
Options outstanding at September 30, 2010	88,664	9.66	2.92 years	$21,204	(1)
Options vested or expected to vest after September 30, 2010	80,451	9.53	2.76 years	21,204	(1)
Options exercisable at September 30, 2010	85,357	9.53	2.75 years	21,204	(1)

(1) 60,168 non-statutory options with a weighted average price of $11.51 and 44,152 incentive options with a weighted average price of  $11.89 are excluded from intrinsic value from table above because the exercise price is greater than the stock price at September 30, 2010.

Index

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2010.  There were no options exercised during the nine months ended September 30, 2010 and 2009.  The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $39,000 and $60,000, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of September 30, 2010, there was $74,749 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of 1.09 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income:
Net income	$675,301	$620,434	$1,399,062	$1,499,333
Dividends accrued and discounts
accreted on preferred shares	(96,250)	(96,251)	(289,819)	(257,736)
Net income allocated to common
shareholders	$579,051	$524,183	$1,109,243	$1,241,597
Earnings Per Share:
Basic earnings per share	$0.22	$0.20	$0.43	$0.48
Diluted earnings per share	$0.22	$0.20	$0.43	$0.48
Weighted Average Number of Shares Outstanding:
Basic shares	2,608,317	2,605,646	2,608,317	2,600,176
Diluted shares	2,612,143	2,619,492	2,612,205	2,610,051

There were 104,320 and 92,217 options excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010, respectively, and 101,469 excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2009, respectively, as they were identified as anti-dilutive.

Index

9.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net income	$675,301	$620,434	$1,399,062	$1,499,333
Other comprehensive income:
Unrealized holding gain on available-for-sale
investment securities, net of tax	273,029	323,367	532,707	309,645
Total other comprehensive income	$948,330	$943,801	$1,931,769	$1,808,978

10.	INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2010.

11.	STOCK REPURCHASE

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The number, price and timing of the repurchase shall be at the Company’s sole discretion and the plan may be re-evaluated depending on market conditions, liquidity needs or other factors.  The program commenced in November of 2007 and, based on the October 2008 and October 2009 plan extensions approved by the Board of Directors, will continue until its expiration on November 30, 2010, subject to earlier termination at the Company’s discretion.  Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program (See Note 12).  There were no shares repurchased during the nine month period ended September 30, 2010.  Since the plan adoption the Company has repurchased 90,508 shares for a total cost of $1,202,845 at an average price of $13.29 per share.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized below:

		Fair Value Measurements, Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Available-for-sale investment securities at:
September 30, 2010	$43,826,000	$—	$43,826,000	$—
December 31, 2009	$42,566,000	$—	$42,566,000	$—

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

The Company had no liabilities measured at fair value as of September 30, 2010 or December 31, 2009.

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 are summarized below:

		Fair Value Measurements, Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Total Gain
	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans at:
September 30, 2010	$8,435,000	$—	$599,000	$7,836,000	$(562,000)
December 31, 2009	$7,784,000	$—	$—	$7,784,000	$(2,227,000)

Index

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured for impairment using an observable market price (if available), the present value of future cash-flows, or at the fair value of the loan’s collateral (if collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or local.  A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  Therefore, the Company has categorized its impaired loans as Level 2 and Level 3.  Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  Impaired loans with specific reserves or which had been charged down to their fair value, had carrying amounts of $10,168,000 and $10,436,000 with a valuation allowance of $1,648,000 and $2,652,000 at September 30, 2010 and December 31, 2009, respectively.

The Company did not change the methodology used to determine fair value during 2010 for any asset or liability measured at fair value on a nonrecurring basis.  Accordingly, for any given class of financial instruments, the Company transferred $599,000 out of Level 3 and to Level 2 during the nine month period ended September 30, 2010 as a result of validation of appraisal information.  There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the nine months ended September 30, 2009.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$39,781,906	$39,781,906	$33,077,786	$39,077,786
Available-for-sale
investment securities	43,826,000	43,826,000	42,566,000	42,566,000
Loans, net	235,611,293	234,201,799	234,822,963	232,495,909
Cash surrender value of life
insurance policies	6,559,805	6,559,805	6,354,871	6,354,871
Accrued interest receivable	1,113,928	1,113,928	1,241,412	1,241,412
FHLB stock	1,360,700	1,360,700	1,119,000	1,119,000

Financial liabilities:
Deposits	295,588,048	296,676,462	294,282,143	294,833,469
Long-term debt	2,613,094	3,002,269	3,661,999	2,974,335
Junior subordinated deferrable
interest debentures	3,093,000	804,180	3,093,000	959,000
Accrued interest payable	103,441	103,441	139,988	139,988

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

Index

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

Index

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

The Company earned net income of $675,000 or $0.22 per diluted share for the three months ended September 30, 2010, compared to $620,000 or $0.20 per diluted share for the three months ended September 30, 2009.  The Company earned net income of $1.4 million or $0.43 per diluted share, for the nine-month period ended September 30, 2010, compared to $1.5 million, or $0.48 per diluted share, for the nine-month period ended September 30, 2009.  The annualized return on average assets was 0.54% for the nine months ended September 30, 2010 and 0.63% for the same period of 2009.  The annualized return on average common shareholders’ equity for the nine month periods ended September 30, 2010 and 2009 was 4.96% and 5.28%, respectively.  The decrease in earnings for the nine month period was due to decreased non-interest income related to gains on the sales of investment securities and life insurance.

At September 30, 2010, the Company’s total assets were $342.6 million, which was $2.4 million or 0.7% greater than total assets at December 31, 2009, and a decrease of $1.0 million or 0.3% compared to September 30, 2009.  Total loans were $235.6 million at September 30, 2010, an increase of $788,000 or 0.3% compared to December 31, 2009, and an increase of $477,000 or 0.2% compared to September 30, 2009.  Loan growth during the 2010 period centered in new commercial mortgage loans and draws made on existing commercial lines of credit which were offset by payments received on construction loans.

Total deposits were $295.6 million at September 30, 2010, which was an increase of $1.3 million or 0.4 % from December 31, 2009, and an increase of $733,000 million or 0.3% compared to September 30, 2009.  The amount of brokered time deposits included in total deposits at September 30, 2010, December 31, 2009, and September 30, 2009 were $17.2 million, $17.9 million and $29.2 million, respectively.  The Company’s ongoing marketing efforts include strategies to attract depositors from failed or acquired banks in overlapping market areas.

At September 30, 2010, the Company’s leverage ratio was 11.8% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 15.8% and 17.1%, respectively.  At December 31, 2009, the Company’s leverage ratio was 11.4% while its Tier 1 risk-based capital ratio and total risk-based capital ratio were 14.8% and 16.0%, respectively.  The leverage, Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2009 were 12.5%, 15.3% and 16.6%, respectively.  The Company’s capital ratios increased during the nine months ended September 30, 2010 primarily as a result of net income earned during the period.  The Company’s leverage capital ratio decreased between September 30, 2010 and September 30, 2009 due to a combination of asset growth and substantial loan loss provisioning recorded during the fourth quarter of 2009.

Index

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

	Average balances and weighted average yields and costs
	Nine Months ended September 30,
	2010			2009
(dollars in thousands)	Average Balance	Interest income/ Expense	Average yield/ Cost	Average Balance	Interest income/ Expense	Average yield/ Cost
ASSETS
Due from banks	$28,065	$51	0.24%	$6,251	$13	0.28%
Federal funds sold	-	-	-%	5,872	9	0.20%
Available-for-sale investment securities:
Taxable	27,843	551	2.65%	26,600	956	4.81%
Exempt from Federal income taxes (1)	15,288	474	6.28%	18,517	578	6.32%
Total securities (1)	43,131	1,025	3.93%	45,117	1,534	5.43%
Loans (2) (3)	243,792	11,124	6.10%	238,571	11,215	6.29%
Total interest-earning assets (1)	314,988	12,200	5.28%	295,811	12,771	6.03%

Noninterest-earning assets, net of allowance for loan losses	30,020			23,718
Total assets	$345,008			$319,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$122,754	$549	0.60%	$108,342	$989	1.22%
Time deposits less than $100,000	24,964	276	1.48%	24,792	451	2.43%
Time deposits $100,000 or more	72,448	1,057	1.95%	68,826	1,407	2.73%
Total interest-bearing deposits	220,166	1,882	1.14%	201,960	2,847	1.88%
Short-term debt	-	-	-%	2,640	16	0.81%
Long-term debt	3,245	128	5.27%	4,371	176	5.38%
Junior subordinated deferrable interest debentures	3,093	86	3.72%	3,093	101	4.37%
Total interest-bearing liabilities	226,504	2,096	1.24%	212,064	3,140	1.98%

Noninterest-bearing deposits	77,917			67,247
Other liabilities	2,901			2,245
Total liabilities	307,322			281,556
Shareholders’ equity	37,686			37,973
Total liabilities and shareholders’ equity	$345,008			$319,529

Net interest income and margin (1)		$10,104	4.39%		$9,631	4.58%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $88 interest received on nonaccrual loans for the period ended September 30, 2010 and $36 for September 30, 2009.  There was $22 and $103 interest income reversed on nonaccrual loans for 2010 and 2009, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $427 and $469 for 2010 and 2009, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2010 and 2009.

Changes in net interest income due to changes in volumes and rates

	Nine months ended September 30, 2010 vs. September 30, 2009
	due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$45	$(7)	$38
Federal funds sold	(9)	-	(9)
Investment securities
Taxable	45	(450)	(405)
Exempt from Federal income taxes	(153)	49	(104)
Total securities	(108)	(401)	(509)
Loans	245	(336)	(91)
Total interest income	$173	$(744)	$(571)

Increase (decrease) in interest expense:
Other interest bearing deposits	132	(572)	(440)
Time deposits less than $100,000	3	(178)	(175)
Time deposits $100,000 or more	74	(424)	(350)
Total interest-bearing deposits	209	(1,174)	(965)
Short-term debt	(16)	-	(16)
Long-term debt	(45)	(3)	(48)
Junior subordinated deferrable interest debentures	-	(15)	(15)
Total interest expense	148	(1,192)	(1,044)
Increase in net interest income	$25	$448	$473

(1)            Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $10.1 million for the nine-month period ended September 30, 2010 compared to $9.6 million for the same period of 2009, an increase of $473,000 or 5%.  Growth in average interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $25,000, while changes in interest rates on these same accounts caused net interest income to increase by $448,000.

The increase in net interest income was primarily due to declining cost of funds.  The average rate paid on interest-bearing liabilities was 1.24% in the 2010 period compared to 1.98% in the 2009 period, a reduction of 74 basis points.  Average total interest-bearing liabilities in the 2010 period increased by $14.4 million or 7% compared to the 2009 period.  This included an increase in average other interest bearing deposits of $14.4 million or 13%, and an increase of $3.8 million or 4% in average time deposits.  The increase in deposits was due to local deposit growth.  These increases were offset by a $3.8 million or 54% decrease in the Company’s combined short-term and long-term debt.

The increase in net interest income from the decline in the cost of funds was offset by declining yields on interest-earning assets.  Total interest income for the nine-month periods ended September 30, 2010 and 2009 was $12.2 million and $12.8 million, respectively, a decrease of $571,000 or 4%.

The Company’s interest income from loans decreased by $91,000 as the impact of average yield on loans decreasing from 6.29% in the 2009 period to 6.10% in the 2010 period, a change of 19 basis points, was only partially offset by a $5.2 million or 2% increase in average loans.  The decrease in average loan yield was primarily due to normal repricing in a declining rate environment.  At September 30, 2010, approximately 69% of the Company’s loan portfolio was comprised of variable rate loans of which 46% were at their floor rate.

Index

The yield on investment securities decreased from 5.43% in the 2009 period to 3.93% in the 2010 period which caused interest income from investment securities to decrease by $509,000.  This resulted from the Company’s repositioning of its investment portfolio into shorter duration and consequently lower-yielding securities in anticipation of a rising interest rate environment.

The Company’s net interest margin on a taxable equivalent basis decreased 19 basis points from 4.58% in the nine-month period ended September 30, 2009 to 4.39% in the nine-month period ended September 30, 2010.  The decline resulted from average yields on interest-earning assets declining by more than the decrease in cost of funds on interest-bearing liabilities.  In addition, management’s effort to mitigate the impact of loan and deposit repricings following a period of falling interest rates contributed to the stability.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $1.8 million loan loss provision was recorded during the nine months ended September 30, 2010 compared to a $2.0 million provision for loan losses for the nine-month period ended September 30, 2009.  Management determined the provision for loan losses for the period ended September 30, 2010 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume and valuation of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2010 and 2009 totaled $984,000 and $1.5 million, respectively, a decrease of $488,000 or 33%.  The components of non-interest income during each period were as follows:

Non-interest income
	Nine Months ended September 30,
(in thousands)	2010	2009	Increase (Decrease)
Service charges	$585	$567	$18
Gain on sale of available-for-sale investment securities	11	169	(158)
Gain on sale of other real estate	-	16	(16)
Mortgage loan brokerage fees	31	41	(10)
Earnings on cash surrender value of life insurance policies	221	215	6
Gain from bank owned life insurance	-	317	(317)
Other	136	147	(11)
Total non-interest income	$984	$1,472	$(488)

Non-interest income decreased in the 2010 period due mainly to a nonrecurring gain from bank owned life insurance in the 2009 period of $317,000 and a gain on sale of investment securities of $169,000, in the 2009 period which was $158,000 more than the $11,000 gain in 2010.  Mortgage loan brokerage fees decreased by $10,000 due primarily to falling real estate values that hindered refinancing opportunities and to more restrictive conditions in the secondary mortgage market.  Within the other category, there was nonrecurring rental income of $33,000 in the 2009 period related to the Company’s purchase of an office building in 2009.  These decreases were offset by an increase in service charges of $18,000 due to a $6,000 increase in account analysis charges and an $11,000 increase in non-sufficient funds and overdraft charges that were attributable to higher deposit levels.

Index

Non-Interest Expense

For the nine months ended September 30, 2010, non-interest expense totaled $7.3 million, an increase of $119,000 or 2% from the $7.2 million recorded during the first nine months of 2009.  The increase resulted primarily from a $168,000 or 31% decrease in deferred loan origination costs, included in salaries and benefits, resulting from a less active lending environment.  Other employee-related costs increased by $124,000 or 3% due primarily to full-time equivalent employees increasing from 78.08 at September 30, 2009 to 80.21 at September 30, 2010 due mainly to the hire of senior officers.  Assessment and insurance expense increased by $84,000 or 18% due to FDIC deposit insurance costs related primarily to higher deposit volume.  In addition, data processing costs increased by $45,000 or 11% due to the implementation of new technology-oriented products such as mobile banking.  These increases were offset by a $174,000 or 15% decrease in occupancy and equipment costs related to the relocation of the Visalia branch and Administrative offices from multiple leased facilities to a single location owned facility, and a $107,000 or 29% decrease in operational expenses due to reduced correspondent bank charges resulting from a change in service providers.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2010 and 2009:

Non-interest expense
	Nine Months ended September 30,
(in thousands)	2010	2009	Increase (Decrease)
Salaries and employee benefits	$3,955	$3,663	$292
Occupancy and equipment	996	1,170	(174)
Other real estate owned	-	14	(14)
Data processing	473	428	45
Operations	256	363	(107)
Professional and legal	314	372	(58)
Advertising and business development	153	164	(11)
Telephone and postal	166	160	6
Supplies	145	113	32
Assessment and insurance	559	475	84
Other expenses	315	291	24
Total non-interest expense	$7,332	$7,213	$119

Provision for Income Taxes

The provisions for income taxes for the nine-month periods ended September 30, 2010 and 2009 was $556,000 and $391,000, respectively.  The effective tax rates for these periods were 28.4%, and 20.7%, respectively.  The increase in the effective tax rate was primarily due to the tax exempt officer life insurance income that was received in the 2009 period.

Index

Results of Operations for the Three Months Ended September 30, 2010

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs
	Three Months ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$29,966	$18	0.24%	$18,550	$13	0.28%
Federal funds sold	-	-	-%	1,563	-	-%
Available-for-sale investment securities:
Taxable	28,214	178	2.50%	28,612	332	4.60%
Exempt from Federal income taxes (1)	15,182	159	6.30%	17,375	181	6.26%
Total securities (1)	43,396	337	3.83%	45,987	513	5.23%
Loans (2) (3)	247,926	3,724	5.96%	243,947	3,840	6.25%
Total interest-earning assets (1)	321,288	4,079	5.14%	310,047	4,366	5.71%

Noninterest-earning assets, net of allowance for loan losses	27,155			25,497
Total assets	$348,443			$335,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$124,213	$171	0.55%	$118,133	$305	1.02%
Time deposits less than $100,000	23,774	77	1.28%	24,659	124	2.00%
Time deposits $100,000 or more	72,166	322	1.77%	77,486	481	2.46%
Total interest-bearing deposits	220,153	570	1.03%	220,278	910	1.64%
Long-term debt	2,633	33	4.97%	3,742	47	4.98%
Junior subordinated deferrable interest debentures	3,093	30	3.85%	3,093	30	3.85%
Total interest-bearing liabilities	225,879	633	1.11%	227,113	987	1.72%

Noninterest bearing deposits	80,962			67,722
Other liabilities	3,219			1,639
Total liabilities	310,060			296,474
Shareholders’ equity	38,383			39,070
Total liabilities and shareholders’ equity	$348,443			$335,544

Net interest income and margin (1)		$3,446	4.36%		$3,379	4.44%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was no interest received on nonaccrual loans for the period ended September 30, 2010 or September 30, 2009. There was $22 and $20 interest reversed on nonaccrual loans for the periods ended September 30, 2010 and 2009, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $143 and $162 for 2010 and 2009, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2010 and 2009.

Changes in net interest income due to changes in volumes and rates

	Three months ended September 30, 2010 vs. September 30, 2009 due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$9	$(4)	$5
Investment securities
Taxable	(5)	(149)	(154)
Exempt from Federal income taxes	(35)	13	(22)
Total securities	(40)	(136)	(176)
Loans	63	(179)	(116)
Total interest income	32	(319)	(287)

Increase (decrease) in interest expense:
Other interest-bearing deposits	16	(150)	(134)
Time deposits less than $100,000	(4)	(43)	(47)
Time deposits $100,000 or more	(33)	(126)	(159)
Total interest-bearing deposits	(21)	(319)	(340)
Long-term debt	(14)	-	(14)
Junior subordinated deferrable interest debentures	-	-	-
Total interest expense	(35)	(319)	(354)
Increase in net interest income	$67	$-	$67

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.45 million for the three-month period ended September 30, 2010 compared to $3.38 million for the same period of 2009, an increase of $67,000 or 2%.  Growth in average interest-earning assets and a slight decrease in interest-bearing liabilities caused the Company’s net interest income to increase by $67,000, while changes in interest rates on these same accounts caused no change in net interest income.

The average rate paid on interest-bearing liabilities was 1.11% in the 2010 period compared to 1.72% in the 2009 period, a reduction of 61 basis points.  Average total interest-bearing liabilities in the 2010 period decreased by $1.2 million or .5% compared to the 2009 period.  This included an increase in average other interest bearing deposits of $6.1 million or 5%, offset by decreases of $6.2 million or 6% in average time deposits and a $1.1 million or 30% decrease in the Company’s combined short-term and long-term debt.

Total interest income for the three-month periods ended September 30, 2010 and 2009 was $4.1 million and $4.4 million a $287,000 decrease or 7%.  The average yield on earning assets decreased from 5.71% in the 2009 period to 5.14% in the 2010, a decrease of 57 basis points.  The impact of the yield decrease was partly offset by a $11.2 million or 4% increase in average interest-earning assets.

The Company’s interest income from loans decreased by $116,000 due to a 29 basis point decrease in average yield and $22,000 of income reversed on a loan that was transferred to nonaccrual status. The yield on investment securities decreased from 5.23% in the 2009 period to 3.83% in the 2010 period which caused interest income from investment securities to decrease by $176,000.  This resulted from the Company’s repositioning of its investment portfolio into shorter duration and consequently lower-yielding securities in anticipation of a rising interest rate environment.

Index

The Company’s net interest margin on a taxable equivalent basis decreased 8 basis points from 4.44% in the three-month period ended September 30, 2009 to 4.36% in the three-month period ended September 30, 2010.  The slight decline in net interest margin related to shifts in the mix of assets and liabilities.  In addition, management’s effort to mitigate the impact of loan and deposit repricings following a period of falling interest rates contributed to the stability.  These efforts included utilizing rate floors on variable priced loans and aggressively lowering deposit rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  There was a $550,000 loan loss provision recorded during the three months ended September 30, 2010 compared to a $600,000 provision for loan losses for the three-month period ended September 30, 2009.  Management determined the provision for loan losses for the period ended September 30, 2010 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2010 and 2009 totaled $358,000 and $508,000, respectively, a decrease of $150,000 or 30%.  The components of non-interest income during each period were as follows:

Non-interest income
	Three Months ended September 30,
(in thousands)	2010	2009	Increase (Decrease)
Service charges	$197	$198	$(1)
Gain on sale of available-for-sale investment securities, net	11	165	(154)
Gain on sale of other real estate	-	16	(16)
Mortgage loan brokerage fees	23	13	10
Earnings on cash surrender value of life insurance policies	75	73	2
Other	52	43	9
Total non-interest income	$358	$508	$(150)

Non-interest income decreased in the 2010 period due mainly to greater gain from sale of investment securities and gain on sale of other real estate in the 2009 period.  These were offset by an increase in mortgage loan brokerage fees of $10,000 due to greater incidence of mortgage loan underwriting.

Non-Interest Expense

For the three months ended September 30, 2010, non-interest expense totaled $2.3 million compared to the $2.4 million recorded during the third quarter of 2009, a decrease of $102,000 or 4.3%.  The overall decrease in 2010 was caused by an $82,000 or 59% decrease in professional and legal costs due to the timing of audit fee payments and decreased attorney usage, a reduction of $55,000 or 14% decrease in occupancy and equipment costs related to the relocation of the Visalia branch and Administrative offices from multiple leased facilities to a single location owned facility, and to a reduction of $43,000 or 3% operating expenses due to reduced correspondent bank charges resulting from a change in service providers.

Index

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2010 and 2009:

Non-interest expense
	Three Months ended September 30,
(in thousands)	2010	2009	Increase (Decrease)
Salaries and employee benefits	$1,228	$1,200	$28
Occupancy and equipment	333	388	(55)
Other real estate owned	-	3	(3)
Data processing	159	153	6
Operations	78	121	(43)
Professional and legal	56	138	(82)
Advertising and business development	40	43	(3)
Telephone and postal	58	54	4
Supplies	48	38	10
Assessment and insurance	152	142	10
Other expenses	110	84	26
Total non-interest expense	$2,262	$2,364	$(102)

Provision for Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2010 and 2009 was $317,000 and $303,000, respectively.  The effective tax rates for these periods were 31.9%, and 32.7%, respectively. The increase in the effective tax rate was primarily due to tax exempt income comprising a lower percentage of income in the 2010 period.

Index

Financial Condition

Investment Securities

All existing investment securities are classified as available-for-sale securities.  In classifying its investments as available-for-sale, the Company reports securities at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	September 30, 2010
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$3,429	$96	$-	$3,525
Mortgage-backed securities:
Agency MBS	9,450	335	(17)	9,768
SBA MBS	15,189	228	(2)	15,415
Municipal securities	14,846	372	(100)	15,118
Total	$42,914	$1,031	$(119)	$43,826

	December 31, 2009
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. government agencies	$2,910	$105	$-	$3,015
Mortgage-backed securities:
Agency MBS	8,986	295	-	9,281
SBA MBS	15,326	27	(46)	15,307
Municipal securities	15,338	49	(424)	14,963
Total	$42,560	$476	$(470)	$42,566

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

By analyzing the specific securities, management has determined that as of September 30, 2010, there is no other-than-temporary impairment and as such, is not taking any action to write-down these securities.  Management also evaluated the credit ratings of the Company’s other investment securities and does not consider any of the other investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future write-downs.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	September 30, 2010		December 31, 2009
Commercial	$51,856	21%	$49,443	21%
Real estate – mortgage (1)	167,436	69	162,772	67
Real estate – construction	16,391	7	22,582	9
Agricultural	4,768	2	4,727	2
Consumer and other	1,981	1	1,937	1
Subtotal	242,432	100%	241,461	100%
Deferred loan fees, net	(373)		(407)
Allowance for loan losses	(6,448)		(6,231)
Total loans, net	$235,611		$234,823

(1) Consists primarily of commercial mortgage loans.

During the nine months ended September 30, 2010, loan growth occurred in the category of real estate – mortgage and commercial.  The growth consisted primarily of loans to local business owners, most of whom have other loan and deposit relationships with the Company, and to local higher education institutions.

Nonperforming Assets

There was $5.9 million in nonperforming loans at September 30, 2010 which represented 2.43% of total loans.  Non-performing loans at September 30, 2010 were comprised of five customer relationships in nonaccrual status for which management has established specific loss reserves of 307,000.  This compared to $7.5 million in non-performing loans at September 30, 2009 which represented 3.17% of total loans, and $7.4 million in non-performing loans at December 31, 2009, which represented 3.05% of total loans.  Non-performing loans decreased during 2010 primarily due to successful collection efforts and charge-offs of $1.6 million.  There was $623,000 and $291,000 in foregone interest on nonaccrual loans for the nine months ended September 30, 2010 and 2009, respectively, and $435,000 for the twelve-month period ended December 31, 2009.

The Company had four troubled debt restructures in the amount of $3.0 million at September 30, 2010 compared to none in prior  period.  There was no real estate acquired through foreclosure at September 30, 2010 or December 31, 2009.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full.  At September 30, 2010, the recorded investment in loans that were considered to be impaired totaled $10.2 million. Impaired loans with specific reserves and the specific allowance for loan losses for those impaired loans at September 30, 2010 totaled $1.3 million and $1.6 million, respectively.  At December 31, 2009, the recorded investment in loans that were considered to be impaired totaled $12.5 million.  Impaired loans with specific reserves and the specific allowance for loan losses for those impaired loans at December 31, 2009 totaled $2.7 million, respectively.

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

Index

The allowance for loan losses totaled $6.4 million or 2.66% of total loans at September 30, 2010.  This compared to $5.1 million or 2.11% of total loans at September 30, 2009 and $6.2 million or 2.58% at December 31, 2009.  The Company recorded $1.6 million of charge-offs and $10,000 in recoveries during the nine months ended September 30, 2010 compared to  charge-offs of $173,000 and no recoveries during the same period of 2009.

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

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Changes in allowance for loan losses

	Nine Months ended	Nine Months ended	Year ended
	September 30, 2010	September 30, 2009	December 31, 2009
(dollars in thousands)

Balance, beginning	$6,231	$3,244	$3,244
Provision for loan losses	1,800	2,000	7,000
Charge-offs-real estate	(1,530)	(173)	-
Charge-offs-commercial	(34)	-	(4,013)
Charge-offs-other	(29)	-	-
Recoveries	10	-	-
Balance, ending	$6,448	$5,071	$6,231

Net charge-offs to average loans outstanding	0.65%	0.10%	1.67%
Average loans outstanding	$243,792	$238,571	$239,428
Ending allowance to total loans outstanding	2.66%	2.11%	2.58%

Premises and Equipment

(dollars in thousands)	September 30, 2010	December 31, 2009

Furniture and equipment	$2,963	$2,955
Construction in progress	-	4,567
Premises	6,213	2,095
Leasehold improvements	207	551
Land	1,461	606
	10,844	10,774

Less accumulated depreciation and amortization	(2,252)	(2,732)
Total	$8,592	$8,042

Index

Depreciation and amortization expense included in occupancy and equipment expense totaled $378,000 and $665,000 for the nine-month period ended September 30, 2010 and year ended December 31, 2009.  Depreciation for the 2009 period reflected accelerated write-off of tenant improvements at the leased Visalia Branch and Administrative offices.

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

Deposits

Total deposits were $295.6 million at September 30, 2010, a $1.3 million or 0.4% increase from the December 31, 2009 total of $294.3 million.  Interest-bearing deposits decreased by $1.8 million or 1.5% and non-interest bearing deposits increased by $4.3 million or 6%, during the nine month period ended September 30, 2010.  Brokered deposits decreased by $673,000 or 4% during the nine month period ended September 30, 2010. Brokered deposits included in time deposits at September 30, 2010 and December 31, 2009 were $17.2 million and $17.9 million, respectively.  All other deposits were acquired locally.

Total deposits at September 30, 2010 and December 31, 2009 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	September 30, 2010		December 31, 2009
Non-interest bearing	$80,874	27%	$76,575	26%
Interest bearing	119,562	41	121,398	41
Brokered deposits	17,176	6	17,849	6
Time deposits	77,976	26	78,460	27
Total	$295,588	100%	$294,282	100%

Federal Home Loan Bank Borrowings

At September 30, 2010, the Company had outstanding long-term fixed rate debt from the Federal Home Loan Bank totaling $2.6 million.  At December 31, 2009, the Company had long-term fixed rate debt totaling $3.7 million.  The decrease was due to principal reductions at scheduled payment and maturity dates.  There was no short-term debt outstanding at either date.  At September 30, 2010, the weighted average rate on long-term borrowings was 5.27%.  The remaining principal balance of long-term debt is scheduled to mature at various dates with final payment to occur in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the third quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at September 30, 2010 was unchanged from December 31, 2009.  The rate of interest paid on these debentures was 3.72% at September 30, 2010 compared to 4.20% at December 31, 2009.

Capital Resources

Total shareholders’ equity was $38.5 million at September 30, 2010 and $36.9 million at December 31, 2009.  The increase resulted from net income of $1.4 million for the nine months ended September 30, 2010.

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

The following table summarizes the Company’s risk-based capital ratios as of September 30, 2010 and December 31, 2009:

Capital and capital adequacy ratios

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$40,984	11.8%	$39,865	11.4%
Minimum regulatory requirement	$13,938	4.0%	$13,982	4.0%

Valley Business Bank	$40,807	11.7%	$39,845	11.4%
Minimum requirement for “Well- Capitalized” institution	$17,422	5.0%	$17,472	5.0%
Minimum regulatory requirement	$13,933	4.0%	$13,977	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$40,984	15.8%	$39,865	14.8%
Minimum regulatory requirement	$10,365	4.0%	$10,804	4.0%

Valley Business Bank	$40,807	15.8%	$39,845	14.8%
Minimum requirement for “Well- Capitalized” institution	$15,542	6.0%	$16,201	6.0%
Minimum regulatory requirement	$10,361	4.0%	$10,801	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$44,584	17.1%	$43,277	16.0%
Minimum regulatory requirement	$20,730	8.0%	$21,608	8.0%

Valley Business Bank	$44,406	17.0%	$43,256	16.0%
Minimum requirement for “Well- Capitalized” institution	$25,904	10.0%	$27,002	10.0%
Minimum regulatory requirement	$20,723	8.0%	$21,601	8.0%

Index

At September 30, 2010 and December 31, 2009, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At September 30, 2010 and December 31, 2009, $3.0 million of trust securities was included in Tier 1 Capital.

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

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets and serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at September 30, 2010 is an increase of approximately 300 basis points.

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

ITEM 4 – RESERVED

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: November 15, 2010	By:	/s/ Allan W. Stone

Allan W. Stone, President and Chief Executive Officer

Date: November 15, 2010	By:	/s/Roy O. Estridge

Roy O. Estridge, Chief Financial Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications