Form 10-K
period 2010-12-31
Valley Commerce Bancorp
filed 2011-03-31
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-51949

Valley Commerce Bancorp
(Exact name of registrant as specified in its charter)

California	46-1981399
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

701 West Main Street, Visalia, California  93291
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $14.6 million based on the average bid and asked price reported to the Registrant on that date of $6.50 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2011
Common Stock, no par value	2,630,480 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2011, (Proxy Statement)	Part III

Part I

CHECK PAGES NUMBERS BEFORE FILING

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules	96

Signatures

PART I

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K including, but not limited to, those described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others: (1) significant increases in competitive pressure in the banking and financial services industries; (2) changes in the interest rate environment, which could reduce anticipated or actual margins; (3) changes in the regulatory environment; (4) general economic conditions, either nationally or regionally and especially in the Company’s primary service area failing to improve or continuing to deteriorate and resulting in, among other things, a deterioration in credit quality and increases in the provision for loan loss; (5) operational risks, including data processing systems failures or fraud; (6) changes in business conditions and inflation; (7) changes in technology; (8) changes in monetary and tax policies; and (9) changes in the securities markets; (10) civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences or acts of this type; (11) outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency; (12)  changes in laws and regulations; (13) new or recently issued accounting pronouncements; (14) government policies, regulations, and their enforcement (including Bank Secrecy Act-related matters, taxing statutes and regulations; (15) restrictions on dividends that our subsidiaries are allowed to pay to us; (16) the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control; and (17) management’s ability to manage these and other risks.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

ITEM 1 – BUSINESS

General

The Company.  Valley Commerce Bancorp (the “Company”) was incorporated on February 2, 2002 as a California corporation, for the purpose of becoming the holding company for Valley Business Bank (the “Bank”), a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”).

The BHC Act requires us to obtain the prior approval of the FRB before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to the acquisition, we would own or control, directly or indirectly, more than 5% of the voting shares of that bank. Amendments to the BHC Act expand the circumstances under which a bank holding company may acquire control of all or substantially all of the assets of a bank located outside the State of California.

We may not engage in any business other than managing or controlling banks or furnishing services to our subsidiary, with the exception of certain activities which, in the opinion of the FRB, are so closely related to banking or to managing or controlling banks as to be incidental to banking. In addition, we are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the FRB approves the acquisition.

At December 31, 2010, the Company had one banking subsidiary, the Bank.  The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders if and when declared by the Board of Directors, costs of repurchasing Company stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.  Other sources of cash include settlement of intercompany transactions and funds received from exercise of stock options.

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

At December 31, 2010, the Company’s assets totaled $341.4 million.  As of December 31, 2010, the Company had a total of 83 employees and 78.5 full time equivalent employees, including the employees of the Bank.

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

The Bank was organized in 1995 and commenced business as a California state chartered bank in 1996.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC:) up to applicable limits.  See “Regulation and Supervision -- Deposit Insurance and Premiums.”

The Bank’s target customers are local businesses, professionals and commercial property owners.  The Bank’s income is derived primarily from interest earned on loans, and, to a lesser extent, interest on investment securities, and fees for services provided to deposit customers.  The Bank’s major operating expenses are the interest paid on deposits and borrowings, and general operating expenses.  In general, the business of the Bank is not seasonal.

The Bank conducts its business through its branch offices located in Visalia, Fresno, Woodlake, Tipton and Tulare, all in California’s South San Joaquin Valley.  The Visalia office opened in 1996 and the Visalia/Tulare county area is the current principal market of the Bank.  The Woodlake and Tipton branch offices were acquired from Bank of America in 1998, primarily to obtain core deposits.  The Fresno Branch was acquired in 2003 to allow the Bank to commence commercial banking operations in the Fresno metropolitan area.  The full service Tulare branch office opened in May 2008 in replacement of the Tulare loan production office that had been operating in leased quarters since January 2005.

The Bank intends to continue expanding within the South San Joaquin Valley by opening de novo branches and loan production offices, and by acquiring branches from other institutions.  New branches and loan production offices provide the Bank with greater opportunity to expand its core deposit base and increase its lending activities.  All future branches are subject to regulatory approval.

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans.  It also originates a small number of consumer and agricultural loans and brokers single-family residential loans to other mortgage lenders.  The Bank targets small businesses, professionals and commercial property owners in its market area for loans.  It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff.  The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate.  At December 31, 2010, Valley Business Bank’s prime rate was 1% higher than the prevailing national prime rate as published in the Wall Street Journal.  The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs.  For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank.  At December 31, 2010 approximately 78% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 19% of the loan portfolio was comprised of commercial loans.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California.  Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base.

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

Competition and Growth.  The Company’s primary market area is Tulare and Fresno counties.  In California generally and in the Company’s market area specifically, major banks and large regional banks dominate the commercial banking industry.  Many of the Company’s competitors have substantially greater lending limits than the Bank, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

The Company’s principal competitors for deposits and loans are major banks, other local banks, savings and loan associations, credit unions, and brokerages.  In addition, management anticipates that improved technology and effective marketing strategies will enable nontraditional competitors to effectively compete for loan and deposit business.

Despite a very competitive banking environment and a weakening economy, the Company has continued to grow over the last three years.  Total assets grew from $279.1 million at December 31, 2007, to $341.4 million at December 31, 2010, an increase of 12%.  Growth in the regional economy in the early part of this timeframe and the Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s significant balance sheet components for the last four years are detailed further in the following table:

	December 31,
(dollars in 000’s)	2007	2008	2009	2010
Total assets	$279,081	$306,099	$340,172	$341,421
Loans, net	199,514	226,697	234,823	234,304
Deposits	215,386	257,323	294,282	294,278
Shareholders’ equity	28,873	30,140	36,869	38,750

As of June 30, 2010 (date of latest available statistics from FDIC), there were 16 commercial banks and savings associations with a total of 67 offices in Tulare County.  On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 7% of the total $3.9 billion in deposits.  The Company believes that it can gain additional market share in its principal market of Tulare County while it works to expand its core customer base in the metropolitan Fresno area.

Regulation and Supervision.

Recent Developments:  The Dodd Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was  signed into law in July, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act creates of a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies. Among the provisions that are likely to affect us are the following:

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits as in the past.  Assessment rates would be reduced to a range of 2½ to 9 basis points on the broader assessment base for banks in the lowest risk category (“well capitalized” and CAMELS I or II) up to 30 to 45 basis points for banks in the highest risk category.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  It also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.

Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase the Company’s operating and compliance costs as it is likely that the Company’s existing regulatory agencies will adopt the same or similar consumer protections as the new Consumer Financial Protection Bureau will adopt.

The Small Business Jobs Act of 2010.

The Small Business Jobs Act of 2010 (“SBA Jobs Act”) enacted in September 2010 provides numerous tax breaks for small businesses including start up small businesses, and more importantly for insured financial institutions eligibility for participation in a U S Treasury program that will provide a maximum $30 billion for purchases of preferred stock and other debt instruments issued by eligible financial institutions for the purpose of increasing credit availability for small businesses.

In addition, there are important changes to various SBA loan administration programs to aid small businesses under the SBA Jobs Act. The SBA Jobs Act provides for increasing maximum individual loan limits of SBA loans, extending the higher government guarantee level and waiver of borrower fees for certain SBA loans, and allowing alternative underwriting measures, specifically net worth and net income to allow more small businesses to participate in certain SBA loans.

Troubled Asset Relief Program and Related Measures

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”).  TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets.  On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”).  Certain terms of this CPP are as follows:

•
Treasury’s preferred stock earns 5% dividends for the first five years and 9% dividends thereafter; dividends on preferred stock issued by holding companies are cumulative; dividends on preferred stock issued by banks without holding companies are non-cumulative;

•	No increase in common stock dividends for three years while Treasury is an investor;
•	Treasury’s consent is required for common stock repurchases;
•	Treasury receives warrants for common stock equal to 15% of Treasury’s total investment, with an exercise price based on the common stock’s market price;
•	Participating bank executives must agree to certain compensation restrictions and executive compensation above $500,000 may not be claimed as a tax deduction;
•	If an issuer fails to pay dividends for six quarters, whether or not consecutive, Treasury is entitled to appoint two persons to the issuer’s board of directors.

We elected to participate in the CPP by issuing (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000 and were recorded net of $25,783 in offering costs.  The Treasury exercised the Warrant immediately upon issuance. The transaction documents for the Capital Purchase Program give Treasury the unilateral right to change or add additional terms to the agreements.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009.  ARRA included a wide variety of programs intended to stimulate the economy. In addition, ARRA imposed new executive compensation and expenditure limits on all previous and future TARP CPP recipients, such as the Bank, and expands the class of employees to whom the limits and restrictions apply. ARRA also provided the opportunity for additional repayment flexibility for existing TARP CPP recipients.

Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain of the Company’s most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions),and requires each TARP recipient to comply with certain other executive compensation related requirements.  In addition, the board of directors of any TARP recipient is required under ARRA to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.  In accordance with the ARRA, Treasury has adopted an final interim rule concerning executive compensation restrictions and corporate governance requirements in June 2009.

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

In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio.  Regulators generally require banking organizations to maintain the leverage ratio well above the 4% regulatory minimum.

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

As discussed above, we are required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2010 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Valley Business Bank	Valley Commerce Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	12.0%	12.1%
Tier 1 risk-based capital ratio	4.0%	6.0%	16.2%	16.2%
Total risk-based capital ratio	8.0%	10.0%	17.4%	17.5%

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

Deposit Insurance and Premiums.

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was intended to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC (i) guaranteed, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provided unlimited FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying not more than 0.25% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC- insured institutions through December 31, 2010.  The Dodd-Frank Act extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Coverage under the TLG Program was available for the first 30 days without charge. IOLTAs continue to have unlimited insurance coverage through 2012 pursuant to an amendment to the Federal Deposit Insurance Act signed into law on December 29, 2010.The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs.  As of December 31, 2010, the Company had issued no debt under the TLG Program.

The FDIC has developed a risk-based assessment system that provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities.  Effective April 1, 2009, banks pay base rates of 12 basis points to 45 basis points on deposits annually for deposit insurance, subject to adjustment down to 7 basis points and up to 77.5 basis points based on factors related to risk profile described below.  The FDIC also adopted changes to the assessment system to require riskier institutions to pay a larger share of assessments.  Institutions are classified into one of four risk categories.  The FDIC is able to assess higher rates to institutions with a significant reliance on secured liabilities or a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  The changes also provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.

In February 2009, the FDIC announced a proposed special emergency assessment of 20 basis points, with the possibility of an additional emergency assessment. The FDIC ultimately adopted a special assessment of 5 basis points times an institution’s assets less its Tier 1 capital, not to exceed 10 basis points times its deposit assessment base. In addition, in December 2009, the FDIC assessed an estimate of the insurance premiums for 2010, 2011 and 2012 totaling $1.6 million. This prepaid amount will be amortized to expense over 2010, 2011 and 2012.

The Dodd-Frank Act resulted in additional changes in assessments for deposit insurance, including a revised range of assessment rates against a base determined by reference to assets and capital rather than to deposits.  See “Dodd-Frank Wall Street Reform and Consumer Protection Act - Deposit Insurance” above.

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions.  At December 31, 2010 the Bank owned 13,607 shares of FHLB-SF capital stock.

Federal Reserve System.  The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2010, the Bank was in compliance with these requirements.

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

Extensions of Credit to Insiders.  The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

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

Limitations on Transactions with Affiliates

The FRB has adopted Regulation W to comprehensively implement sections 23A and 23B of the Federal Reserve Act.

Sections 23A and 23B and Regulation W limits transactions between a bank and its affiliates and limit a bank’s ability to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system.  The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself.  However, the Gramm-Leach-Bliley Act authorized “financial subsidiaries” that may engage in activities not permissible for a bank.  These financial subsidiaries are now considered affiliates.  Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B and under Regulation W.

Tying Arrangements and Transactions with Affiliated Persons

A bank is prohibited from tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with some exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries (if any), or on a promise by its customer not to obtain other services from a competitor.

Directors, officers and principal shareholders of the Bank, and the companies with which they are associated, may have banking transactions with the Bank in the ordinary course of business.  Any loans and commitments to loan included in these transactions must be made in compliance with the requirements of applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.

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

A number of federal and California laws impact the manner in which lenders may foreclose on residential real estate properties securing loans, such the following:

•
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

•
The California Foreclosure Prevention Act. The California Foreclosure Prevention Act, enacted on February 20, 2009, modifies the foreclosure process in California to provide additional time for borrowers to work out loan modifications while providing an exemption for mortgage loan servicers that have implemented a comprehensive loan modification program. Civil Code Section 2923.52 requires an additional 90 day period beyond the period already provided before a Notice of Sale can be given in order to allow all parties to pursue a loan modification to prevent foreclosure of loans meeting certain criteria identified in that section.

•
In California, SB931 enacted in 2010 requires the holder of a first mortgage or deed of trust that is secured by 1-4 family residential real property to accept as full payment, the proceeds of a short sale to which it agrees to in writing, and obligates the holder to discharge the remaining amount of a borrower’s indebtedness on such mortgage or deed of trust (excludes borrowers that are corporate entities or political subdivisions), except to the extent the borrower has committed fraud or waste upon the property.

•
The enactment of AB 2325 in 2010 requires foreclosure consultants register and become certificated by the Department of Justice. The definition of foreclosure consultant includes one who arranges or attempts to arrange for the audit of any obligation secured by a lien on a residence in foreclosure.

•
The enactment of SB1427 in 2010 provides that prior to imposing a fine or penalty for failure to maintain a vacant property in California that is subject to a notice of default or that has been purchased at a foreclosure sale or acquired through foreclosure under a mortgage or deed of trust that a governmental entity shall provide the owner of that property with a notice of violation and an opportunity to correct the violation.

•
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

•
The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the Department of Financial Institutions to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean. The statute became operative on July 1, 2010, or 90 days after issuance of the form, whichever occurred later.

•
The enactment of SB306 makes specified changes to clarify existing law related to filing a notice of default on residential real property in California, including (among other things): clarifying that the provisions apply to mortgages and deeds of trust recorded from January 1, 2003 through December 31, 2007, secured by owner-occupied residential real property containing no more than 4 dwelling units; revising the declaration to be filed with the notice of default; specifying how the loan servicers have to maximize net present value under their pooling and servicing agreements applies to certain investors; specifying how and when the notice to residents of property subject to foreclosure is to be mailed; and extending the time during which the notice of sale must be recorded from 14 to 20 days. The bill also makes certain changes related to short-pay agreements and short-pay demand statements.

•
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

Conclusion

Federal and state laws and regulations affecting banking are enacted and adopted from time to time.

It is impossible to predict with any certainty the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular, or to predict whether or when any of the proposed legislation and regulations described above will be adopted.  It is anticipated that banking will continue to be a highly regulated industry.  Additionally, there has been a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services, and the trend toward nationwide interstate banking is expected to continue.  As a result of these factors, it is anticipated the Company will experience increased competition for deposits and loans and, possibly, further increases its  cost of doing business.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies – Adoption of New Financial Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information related to recent accounting pronouncements.

ITEM 1A - RISK FACTORS

Continued deterioration of local real estate values could reduce our profitability.  At December 31, 2010, approximately 78% of the Company’s loan portfolio was secured by real estate.  There was a rapid increase in real estate values in our market area in recent years which peaked in mid-2007. Subsequently, our market area has experienced significant declines in real estate values.  A continued downturn in such values would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us.

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

Premiums for Federal Deposit Insurance Have Increased and May Increase Further.  Recent failures have caused the FDIC’s deposit insurance fund to fall below the minimum balance required by law, forcing the FDIC to consider action to rebuild the fund by raising the insurance premiums assessed member banks.  The FDIC increased premiums, provided for additional increases for institutions with greater risk profiles and revised the base on which premiums are charged.  It also had an additional emergency assessment as of June 30, 2009. At the end of 2009, the FDIC required banks to prepay three years of projected premiums. The amount paid will be amortized into expense by the Bank based on the actual quarterly assessment.  In addition, the Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits as in the past.  The Dodd-Frank Act also requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  As a result of these changes and depending on the frequency and severity of bank failures, future increases in premiums or assessments could be significant and negatively affect our earnings.

Disruptions in market conditions may adversely impact the fair value of available-for-sale investment securities.  Generally Accepted Accounting Principles (GAAP) require the Company to carry its available-for-sale investment securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity.  In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired.  The disruptions that may be of most consequence to the Company include the financial condition of government sponsored enterprises and insurers of municipal bonds, which reduced market liquidity and fair value for the Company’s holdings of mortgage-backed securities and municipal bonds, respectively.  Management expects continued volatility in the fair value of the Company’s available-for-sale investment securities and is not able to predict when or if the fair value of such securities will regain, relative to interest rates, the valuations that existed prior to the recent financial market disruptions, or if any of its available-for-sale investment securities will become other than temporarily impaired.

Further deterioration in the financial condition of the Federal Home Loan Bank (FHLB) of San Francisco may adversely impact the Company’s investment in FHLB.  The Company is a voluntary member of the FHLB of San Francisco, and is required to make an equity investment in the FHLB as a condition of borrowing money from it.  In the fourth quarter of 2008, the FHLB of San Francisco announced certain weaknesses in its financial condition and suspended payment of dividends on its stock and retirement of excess stock held by member institutions.  In 2010 the FHLB began paying cash dividends again, starting with the 2009 fourth quarter and including the first, second, and third quarters of 2010.  In 2010 the bank received a total of $4,000 in dividends.  At December 31, 2010 our investment in FHLB stock was approximately $1.4 million.  Due to the continuing delayed recovery from the recession ending in 2008, and the extent of the on-going mortgage loan foreclosures there could be further developments that cause the value of the Company’s stock investment in the FHLB of San Francisco to become impaired, the Company would be required to write down the value of its investment, which in turn could affect the Company’s net income and shareholder’s equity.

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

The Series B Preferred Stock qualifies as Tier 1 capital and accrue cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, and are payable quarterly.  The Warrant Preferred will accrue cumulative dividends at a rate of 9% per annum until redemption.  The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (a” Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

The Series B Preferred Stock and the Warrant Preferred were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Neither the Series B Preferred Stock nor the Warrant Preferred are subject to any contractual restrictions on transfer, except that Treasury and its transferees shall not effect any transfer of the Preferred which would require the Company to become subject to the periodic reporting requirements of Section 13 or 15(d) of the Exchange Act.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments with the Securities and Exchange Commission.

ITEM 2 - PROPERTIES

The following table summarizes certain information about the Company’s main office and branch offices:

Office location	Year opened	Approximate square footage	Owned or leased

Visalia branch and Administrative offices	2009	18,700	Owned
701 W. Main Street
Visalia, California

Fresno branch	2003	4,654	Leased
7391 N. Palm Avenue
Fresno, California

Woodlake branch	1998	5,000	Owned
232 North Valencia
Woodlake, California

Tipton branch	1998	5,610	Owned
174 South Burnett
Tipton, California

Tulare branch	2008	4,135	Owned
1901 E. Prosperity
Tulare, California

In February 2009, the Company purchased an 18,700 square foot office building to house both the Visalia Branch and Administration Offices.  The new building is located at 701 W. Main Street, Visalia, California which is in close proximity to the formerly leased Visalia branch location.  The new building was fully occupied in January 2010.  The Company ended its lease agreements for its former administrative and Visalia branch facilities at the end of November 2009 and February 2010, respectively.

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

At December 31, 2010, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $8.5 million.  Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

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

ITEM 4 – (REMOVED AND RESERVED)

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

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2009, and is based upon information provided by market makers.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.  In addition, the quotations have been adjusted for 5% stock dividends paid in June 2009. There were no stock dividends paid in 2010.

	High and low bid quotations
	High	Low
2010
Fourth quarter	$8.70	$6.35
Third quarter	7.15	5.90
Second quarter	7.50	5.60
First quarter	6.50	5.80

2009
Fourth quarter	$7.50	$5.64
Third quarter	9.01	6.50
Second quarter	9.99	5.00
First quarter	10.00	3.00

As of February 3, 2011, there were 376 record holders of the Company’s common stock and approximately 459 beneficial holders.

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

Cumulative dividends accrue on the 7,700 outstanding shares of the Company’s Series B Preferred Stock at the rate of 5% per annum on the aggregate liquidation preference of $7.7 million for the first five years and then 9% per annum thereafter.  Dividends accrue on the 385 outstanding shares of the Company’s Series C Preferred Stock at the rate of 9% on the aggregate liquidation preference of $385,000 per annum.  The dividends will be paid only as declared by the Board of Directors of the Company.  However, in the event dividends on either series of the Treasury Preferred Stock have not been paid for six or more quarters, whether or not consecutive, the holders of such shares will have the right to elect two members to the Company’s Board of Directors.  The Company has paid $689,792 in Series B Preferred Stock dividends and $62,081 in Series C Preferred Stock dividends for the two years ended December 31, 2010.

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

The Company paid 5% stock dividends in each year from 2000 to 2009, except for 2005.  There were no stock dividends paid in 2010.  The Company also issued a three-for-two stock split in September 2004.

Repurchases.  On November 13, 2007, the Company announced that its Board of Directors authorized a common stock repurchase plan.  The plan called for the repurchase of up to an aggregate of $3,000,000 of the Company’s Common Stock.  The number price and timing of the repurchase was at the Company’s sole discretion. The stock repurchase plan expired on November 30, 2010.

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

Share repurchases are summarized in the following table:

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
November 2007	30,251	(1)	$12.62	(1)	30,251	$2,618,191
February 2008	51,118	(1)	13.76	(1)	51,118	1,914,690
March 2008	7,348	(1)	13.70	(1)	7,348	1,814,073
November 2008	1,787	(2)	9.47	(2)	1,787	1,797,154
Total	90,504		$13.29		90,504	$1,797,154

(1)	Restated for June 2009 and 2008 stock dividends. No shares were repurchased in any month except those listed above.
(2)	Restated for June 2009 stock dividend.

The most recent stock repurchase plan expired on November 30, 2010.

Equity Compensation Plan Information

In 1997 and 2007, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  During 2010, non-statutory stock options for 22,163 shares of common stock were exercised.  No incentive stock options were exercised and no stock options were granted.  During 2009, there were no exercised incentive stock options and non-statutory stock options for 11,168 shares of common stock were exercised, and no stock options were granted.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by security holders	121,395	$10.71	102,657
Equity compensation plans not approved by security holders	None	Not applicable.	None

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7.  The financial information contained in the table is unaudited.  The results of operations for 2010 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except per share data)	2010	2009	2008	2007	2006
Statement of Income
Interest income	$16,212	$16,929	$17,784	$18,470	$16,750
Interest expense	2,619	4,089	5,719	7,131	5,561
Net interest income	13,593	12,840	12,065	11,339	11,189
Provision for loan losses	2,050	7,000	1,600	-	-
Net interest income after provision for
loan losses	11,543	5,840	10,465	11,339	11,189
Non-interest income	1,341	2,037	1,283	1,155	996
Non-interest expense	9,778	9,659	9,153	8,699	7,653
Income (loss) before income taxes (tax benefit)	3,106	(1,782)	2,595	3,795	4,532
Income taxes (tax benefit)	943	(1,195)	746	1,134	1,576
Net income (loss)	2,163	(587)	1,849	2,661	2,956

Per Share Data (4):
Basic earnings (loss) per common share	$0.68	$(0.36)	$0.71	$1.02	$1.16
Diluted earnings (loss) per common share	$0.68	$(0.36)	$0.70	$0.99	$1.10
Book value per common share	$11.80	$11.17	$11.60	$11.48	$10.94
Avg. common shares outstanding-basic	2,609,714	2,602,228	2,595,128	2,600,084	2,549,134
Avg. common shares outstanding-diluted	2,569,714	2,602,228	2,623,301	2,699,901	2,678,061
Total common shares outstanding	2,576,257	2,608,317	2,473,739	2,396,435	2,215,765

Balance Sheet
Available-for-sale
investment securities	$50,823	$42,566	$42,018	$56,615	$55,298
Total loans, net	234,304	234,823	226,697	199,514	182,332
Allowance for loan losses	6,699	6,231	3,244	1,758	1,746
Total assets	341,421	340,172	306,099	279,081	263,800
Total deposits	294,278	294,282	257,323	215,386	207,576
Total shareholders' equity	38,750	36,869	30,140	28,873	25,448

Selected Performance Ratios:
Return (loss) on average assets	0.63%	(0.18%)	0.62%	0.99%	1.22%
Return (loss) on average equity	5.68%	(1.53%)	6.30%	9.83%	12.59%
Net interest margin (1)	4.41%	4.43%	4.52%	4.71%	5.15%
Average net loans as a percentage
of average deposits	81.6%	85.3%	89.7%	91.0%	85.8%
Efficiency ratio	65.5%	64.9%	68.6%	69.6%	62.8%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2010	2009	2008	2007	2006
Selected Asset Quality Ratios:
Nonperforming assets to
total assets	2.0%	2.2%	1.6%	---- (2)	---- (2)
Nonperforming loans to
total loans	2.9%	3.1%	2.2%	---- (2)	---- (2)
Net loan charge-offs to
average loans	0.7%	1.7%	0.1%	---- (3)	---- (3)
Allowance for loan losses
to total loans	2.78%	2.58%	1.41%	0.87%	0.95%
Allowance for loan losses
to nonperforming loans	98.2%	84.6%	65.7%	---- (2)	---- (2)

Capital Ratios:
Bank
Leverage	12.0%	11.4%	10.8%	11.4%	11.0%
Tier 1 Risk-Based	16.2%	14.8%	12.6%	13.7%	13.4%
Total Risk-Based	17.4%	16.0%	13.9%	14.4%	14.2%
Consolidated
Leverage	12.1%	11.4%	10.9%	11.5%	11.1%
Tier 1 Risk-Based	16.2%	14.8%	12.7%	13.8%	13.5%
Total Risk-Based	17.5%	16.0%	14.0%	14.6%	14.3%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
	(2)	There were no nonperforming assets or loans at December 31, 2007 and 2006
	(3)	Less than .05%
	(4)	All share and per share data has been retroactively restated to reflect the 5% stock dividends issued in June 2009, June 2008, June 2007, and May 2006. There was no stock dividend issued in 2010.

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

Available-for-Sale-Securities. Available-for-sale securities are required to be carried at fair value.  Management believes this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.  Changes in the fair value of available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

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

Results of Operations

Overview

The Company had net income of $2.2 million, or $0.68 earnings per diluted share, for the year ended December 31, 2010, compared to a net loss of $587,000, or $0.36 loss per share, for the year ended December 31, 2009.  Net income was $1.85 million, or $0.70 earnings per diluted share, for the year ended December 31, 2008.  The return (loss) on average assets was 0.63% for 2010, (0.18)% for 2009, and 0.62% for 2008.  The return (loss) on average shareholders’ equity for 2010, 2009, and 2008 was 5.68%, (1.53)%, and 6.30%, respectively.

The increase in earnings for 2010 resulted from a $4.9 million decrease in the provision for loan losses, from $7.0 million in 2009 to $2.1 million in 2010.    Net interest income increased by $754,000 due to decreases in cost of deposits and borrowings.  Non-interest income decreased by $696,000 due to decreases in gains from the sale of investment securities of $34,000 in 2010 compared to $416,000 in 2009, and a decrease of $317,000 in proceeds from life insurance which were received in 2009 compared to none being received in 2010.

The Company’s non-interest expense increased by $119,000 in 2010 due primarily to a $98,000 increase in Federal Deposit Insurance Corporation premiums and assessments.  The ratio of non-interest expense to net operating revenue (efficiency ratio) slightly deteriorated to 65.5% for 2010 when compared to 64.9% for 2009, but was an improvement over the 68.6% for 2008.  This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.  The change in the efficiency ratio resulted primarily from non-recurring non-interest income sources in 2009.

At December 31, 2010, the Company’s total assets were $341.4 million, an increase of $1.2 million or 0.4% compared to December 31, 2009.  Total loans, net of the allowance for loan losses, were $234.3 million at December 31, 2010, representing a decrease of $519,000 million or 0.2% compared to December 31, 2009.  Total deposits remained at $294.3 million at December 31, 2010 and 2009.

At December 31, 2010, the Company’s leverage ratio was 12.1% while its Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratios were 16.2% and 17.5%, respectively.  The leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios at December 31, 2009 were 11.4%, 14.8% and 16.0%, respectively. The increase in the Company’s capital ratios in 2010 resulted from 2010 earnings offset by the dividends paid on preferred stock.

A detailed presentation of the Company’s financial results as of, and for the years ended December 31, 2010, 2009, and 2008 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

	Average balances and weighted average yields and rates Years ended December 31,
	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$28,430	$71	0.25%	$10,155	$26	0.26%	$-	$-	-%
Federal funds sold	-	-	-%	4,392	10	0.23%	10,921	170	1.56%
Available-for-sale investment securities:
Taxable	29,090	720	2.48%	26,477	1,196	4.52%	26,238	1,305	4.97%
Exempt from Federal income taxes	15,139	628	6.29%	17,876	738	6.26%	19,607	799	6.17%
Total securities (1)	44,229	1,348	3.78%	44,353	1,934	5.22%	45,845	2,104	5.49%
Loans (2) (3)	243,134	14,793	6.08%	239,428	14,959	6.25%	219,431	15,510	7.07%
Total interest-earning assets (1)	315,793	16,212	5.24%	298,328	16,929	5.80%	276,197	17,784	6.60%
Noninterest-earning assets,
net of allowance for loan losses	29,584			28,769			19,906
Total assets	$345,377			$327,097			$296,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$122,509	$709	0.58%	$112,057	$1,269	1.13%	$90,560	$1,650	1.82%
Time deposits less than $100,000	24,459	339	1.39%	24,982	565	2.26%	24,014	836	3.48%
Time deposits $100,000 or more	70,843	1,296	1.83%	71,640	1,887	2.63%	64,017	2,415	3.77%
Total interest-bearing deposits	217,811	2,344	1.08%	208,679	3,721	1.78%	178,591	4,901	2.74%
FHLB advances	-	-	-%	1,975	11	0.56%	10,915	296	2.71%
FHLB term borrowing	3,078	161	5.23%	4,198	227	5.41%	6,290	303	4.82%
Junior subordinated deferrable interest debentures	3,093	114	3.69%	3,093	130	4.20%	3,093	219	7.08%
Total interest-bearing liabilities	223,982	2,619	1.17%	217,945	4,089	1.88%	198,889	5,719	2.88%

Noninterest bearing deposits	80,273			68,509			66,106
Other liabilities	3,066			2,245			1,821
Total liabilities	307,321			288,699			266,816
Shareholders’ equity	38,056			38,398			29,287
Total liabilities and shareholders’ equity	$345,377			$327,097			$296,103

Net interest income and margin (1)		$13,593	4.41%		$12,840	4.43%		$12,065	4.52%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received.  There was no interest received on a cash basis in 2010.   Interest received on a cash basis was $37 and $52 for 2009 and 2008, respectively.

(3)	Interest income includes net amortized loan fees of $564, $619, and $621 for 2010, 2009, and 2008, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated.

Changes in net interest income due to changes in volumes and rates

	2010 vs 2009			2009 vs 2008
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average	Average		Average	Average
	Volume	Rate (1)	Total	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$47	$(2)	$45	$-	$26	$26
Federal funds sold	(10)	-	(10)	(102)	(58)	(160)
Investment securities
Taxable	118	(594)	(476)	12	(121)	(109)
Exempt from Federal Income taxes	(171)	61	(110)	(107)	46	(61)
Total securities	(53)	(533)	(586)	(95)	(75)	(170)
Loans	232	(398)	(166)	1,413	(1,964)	(551)
Total interest income	216	(933)	(717)	1,216	(2,071)	(855)

(Decrease) increase in interest expense:
Interest-bearing deposits	118	(678)	(560)	392	(773)	(381)
Time deposits less than $100,000	(12)	(214)	(226)	34	(305)	(271)
Time certificates $100,000 or more	(21)	(570)	(591)	288	(816)	(528)
Total interest-bearing deposits	85	(1,462)	(1,377)	714	(1,894)	(1,180)
FHLB advances	(11)	-	(11)	(242)	(43)	(285)
FHLB term borrowing	(61)	(5)	(66)	(101)	25	(76)
Junior subordinated deferrable interest debentures	-	(16)	(16)	-	(89)	(89)
Total interest expense	13	(1,483)	(1,470)	371	(2,001)	(1,630)
Increase (decrease) in net interest income	$203	$550	$753	$845	$(70)	$775

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2010 compared to 2009.  Total interest income decreased $717,000 from $16.9 million in 2009 to $16.2 million in 2010 due to primarily to a 56 basis point decline in the yield earned on average interest-earning assets partially off-set by an increase in average interest earning assets.  Average earning assets in 2010 were $17.5 million or 6% greater than in 2009 due to an increase of $18.3 million or 180% in due from banks and an increase of $3.7 million or 2% in average loans outstanding.  The average yield on loans was 6.08% and 6.25% for the year ended December 31, 2010 and 2009, respectively, while the average tax equivalent yield on investment securities was 3.78% and 5.22%, respectively.  The increase in average loans was due to the Company’s continued marketing efforts which resulted in growth in real estate mortgage and commercial segments of the loan portfolio.  The decrease in weighted average yield on loans resulted primarily from the competitive pressures for high quality lending. The increase in due from banks resulted from deposit growth that could not quickly be utilized for loan growths.

Total interest expense decreased $1.5 million or 36% from $4.1 million in 2009 to $2.6 million in 2010.  Average total interest-bearing deposits increased by $9.1 million or 4% in 2010 and average noninterest-bearing deposits increased by $11.8 million or 17% in 2010.  During 2010 and in line with market area trends, the Company aggressively lowered the interest rates paid on its interest-bearing deposits compared with rates paid in 2009.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) decreased $11,000 due primarily to average volume of this debt being lowered from $2.0 million in 2009 to none in 2010. FHLB term borrowing decreased by $1.1 million due to scheduled repayments and maturities.  There were no new FHLB term borrowings.

As noted above, non-interest bearing deposits increased with average balances of $80.3 million and $68.5 million in 2010 and 2009, respectively.  These deposits represented 27% of average total deposits during 2010, compared with 25% of average total deposits during 2009.

Net interest income before provision for loan losses increased to $13.6 million for 2010 from $12.8 million for 2009, an increase of $753,000 or 6%.  The increase is primarily attributable to the lower cost of funds in 2010 of $1.5 million offset by a lower yield on earning assets of $717,000.  Although average earning assets increased more than $17 million, the earnings of $216,000 attributed to this increase was offset by the decrease of $933,000 from the 56 basis points decrease in yield resulting in a net decrease in earning assets as mentioned above.  Average interest bearing liabilities did increase $6 million; however the decrease in interest rates on deposits was far greater reducing the cost of funds by a net $1.5 million.

The Company’s net interest margin on a tax equivalent basis for 2010 was 4.41% compared to 4.43% in 2009. The 2 basis point decrease in net interest margin resulted from the $753,000 increase in net interest income being outweighed by the $17.5 million increase in average interest-earning assets.

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

Interest expense on short-term advances from the Federal Home Loan Bank of San Francisco (FHLB) decreased from $296,000 in 2008 to $11,000 in 2009.  This was due primarily to average volume of this debt being lowered from $10.9 million in 2008 to $2.0 million in 2009 as the Company was able to utilize deposit growth to replace this debt.  Interest expense on FHLB term borrowing decreased from $303,000 in 2008 to $227,000 in 2009 due to scheduled repayment and maturation.  The interest expense on junior subordinated interest debentures decreased in 2009 due to decreasing interest rates by 288 basis points on these variable rate instruments from 7.08% to 4.20%.

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

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  The provision for loan losses was $2.1 million and $7.0 million in 2010 and 2009, respectively.  The decrease in provision for loan losses  in 2010 was primarily due to one significant credit loss and adverse economic conditions in the 2009 period.  See the sections below titled “Nonperforming Assets,” “Impaired Loans” and “Allowance for Loan Losses.”  The Company recorded a provision for loan losses in 2008 of $1.6 million based on management’s assessment of the loan portfolio and related credit quality for that year.

Non-Interest Income

Non-interest income for 2010 totaled $1.3 million compared with $2.0 million in 2009 and $1.3 million in 2008.  The components of non-interest income during each year were as follows:

Non-interest income

	Years Ended December 31,			Change during year
(in thousands)	2010	2009	2008	2010	2009
Service charges	$768	$766	$716	$2	$50
Gain on sale of available-for-sale investment securities	34	416	46	(382)	370
Gain on sale of other real estate	-	16	-	(16)	16
Mortgage loan brokerage fees	60	43	53	17	(10)
Earnings on cash surrender value of life insurance policies	295	288	253	7	35
Officer life insurance proceeds	-	317	-	(317)	317
Other	184	191	215	(7)	(24)
Total non-interest income	$1,341	$2,037	$1,283	$(696)	$754

2010 Compared to 2009.  Non-interest income decreased by $696,000 in 2010 as a result of a $34,000 gain on sale of investment securities in 2010 compared to $416,000 in 2009 and $317,000 in life insurance proceeds in 2009 compared to none in 2010.

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

Non-Interest Expense

Total non-interest expense was $9.8 million in 2010, an increase of $119,000 or 1%, from the $9.7 million in non-interest expense in 2009.  The following table presents the major components of non-interest expense for the years indicated.
Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2010	2009	2008	2010	2009
Salaries and employee benefits	$5,248	$4,866	$5,128	$382	$(262)
Occupancy and equipment	1,334	1,565	1,259	(231)	306
Data processing	641	617	524	24	93
Assessment and insurance	712	614	259	98	355
Professional and legal	439	549	394	(110)	155
Operations	340	455	509	(115)	(54)
Telephone and postal	234	220	216	14	4
Advertising and business development	203	219	273	(16)	(54)
Supplies	193	159	181	34	(22)
Other real estate owned	-	13	-	(13)	13
Amortization expense	-	-	8	-	(8)
Other expenses	434	382	403	52	(21)
Total non-interest expense	$9,778	$9,659	$9,154	$119	$505

2010 Compared to 2009.  Non-interest expense in 2010 was $9.8 million, an $119,000 or 1% over the 2009 total of $9.7 million.  The annual increase resulted from a $382,000 or 8% increase in salaries and employee benefits due to lower deferred loan costs, and a $98,000 or 16% increase in FDIC insurance cost.  In addition, data processing expenses increased $24,000 or 4% due to growth and costs associated with new Technology-oriented services.  The increases were offset by a decrease of $231,000 or 15% in 2010 occupancy and fixed asset expense due to the relocation of the main branch from a leased facility to a purchased building, a $16,000 or 7% decrease in marketing and promotional expense, a $115,000 or 25% decrease in operational expenses and a $110,000 or 20% decrease in professional and legal expenses related primarily to reduced legal cost on loans.

2009 Compared to 2008.  Salaries and employee benefits decreased by $262,000 or 5% in 2009 due to decreased incentive compensation payments and other actions taken by management to reduce employee costs.  Assessment and insurance costs increased $355,000 or 137% due to an increase in FDIC insurance premiums, higher levels of insured deposits, and an FDIC special assessment.  Occupancy and equipment costs increased by $306,000 or 24% in 2009 due to the purchase of new equipment and furnishing, and other expenses related to the Company’s relocation of its Visalia offices.  Professional and legal costs increased $155,000 in 2009 primarily due to incurred professional fees related to a settlement of a lawsuit.

Provision for (Benefit from) Income Taxes

The Company had a provision for income taxes of $943,000 for 2010 compared to benefit from income taxes of $1.2 million in 2009 and provision for income taxes of $746,000 in 2008.  The Company’s effective tax rate was 30.4% for 2010 compared to (67.1%) and 28.8% in 2009 and 2008, respectively.  The 2010 and 2008 provisions as a percentage of pre-tax income related to an increase in tax exempt income as a percentage of pretax income including earnings from municipal investment securities and Bank owned life insurance policies.  The 2009 benefit resulted from the bad debt deduction generated by loan charge-offs recorded in that year.

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

At December 31, 2010 and 2009, all investment securities were classified as available-for-sale.  In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

The percentage of investment portfolio balances in U.S. treasuries, U.S. government agency bonds, mortgage-backed securities and municipal securities to total investment securities were 7%, 11%, 53%, and 29%, respectively, at December 31, 2010 versus 0%, 7%, 58%, and 35%, respectively, at December 31, 2009.  The increase in mortgage-backed securities at December 31, 2010 was due to the purchase of adjustable rate securities issued by the United States Small Business Administration (SBA) during 2010 as part of the Company’s strategy to reposition the investment portfolio for higher interest rates.  Mortgage-backed securities at December 31, 2009 were comprised of fixed rate securities issued by U.S. government agencies, primarily the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	December 31, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,841	$15	$(56)	$3,800
U.S. government agencies	5,538	56	(61)	5,533
Mortgage-backed securities:
Agency MBS	12,577	261	(68)	12,770
SBA MBS	14,387	202	(12)	14,577
Municipal securities	14,550	22	(429)	14,143
Total	$50,893	$556	$(626)	$50,823

	December 31, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agencies	$2,910	$105	$-	$3,015
Mortgage-backed securities:
Agency MBS	8,986	295	-	9,281
SBA MBS	15,326	27	(46)	15,307
Municipal securities	15,338	49	(424)	14,963
Total	$42,560	$476	$(470)	$42,566

	December 31, 2008
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$247	$33	$-	$280
U.S. government agencies	6,753	225	-	6,978
Mortgage-backed securities:
Agency MBS	15,102	554	(2)	15,654
SBA MBS	-	-	-	-
Municipal securities	19,753	98	(745)	19,106
Total	$41,855	$910	$(747)	$42,018

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions, credit ratings of the security’s issuer and interest rate fluctuations.  For investment securities that are considered impaired, management determines the reason for the unrealized loss and whether the Company will be able to collect all amounts due according to the contractual terms.  After evaluating the investment portfolio at December 31, 2010, management determined that it was probable that the Company would collect all contractual cash flows from each impaired security.  Management further determined that the Company has the intent and ability to hold each impaired security until it is no longer impaired.

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2010.  Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
	Within one year		After one but within five years		After five but within ten years		After ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$-	-%	$-	-%	$3,800	3.07%	$-	-%	$3,800	3.07%
U.S. Government agencies	-%		3,182	1.37%	1,965	3.04%	386	5.35%	5,533	2.23%
Mortgage-backed securities:
Agency MBS	-	-%	423	4.91%	1,395	3.17%	10,952	3.36%	12,770	3.39%
SBA MBS	-	-%	-	-%	8,618	1.58%	5,959	1.57%	14,577	1.57%
Municipal securities (1)	20	7.23%	-	-%	2,266	6.11%	11,857	5.66%	14,143	5.73%
Total	$20	7.23%	$3,605	1.79%	$18,044	2.74%	$29,154	3.96%	$50,823	3.37%

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

LOAN PORTFOLIO

(in thousands)	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
Commercial	$46,294	19%	$49,443	21%	$58,325	25%	$41,824	21%	$41,104	22%
Real estate – mortgage (1)	165,202	68%	162,772	67%	129,267	56%	106,873	53%	92,639	50%
Real estate – construction	23,437	10%	22,582	9%	35,113	15%	44,896	22%	44,273	24%
Agricultural	4,304	2%	4,727	2%	4,011	2%	4,988	3%	4,693	3%
Consumer and other	2,153	1%	1,937	1%	3,566	2%	2,995	1%	1,805	1%
Subtotal	241,390	100%	241,461	100%	230,282	100%	201,576	100%	184,514	100%
Deferred loan fees, net	(387)		(407)		(341)		(304)		(436)
Allowance for loan losses	(6,699)		(6,231)		(3,244)		(1,758)		(1,746)
Total loans, net	$234,304		$234,823		$226,697		$199,514		$182,332

(1)	Consists primarily of commercial mortgage loans.

Retail loan products are offered primarily for the benefit of commercial business owners and professionals who typically maintain depository and other lending relationships with the Company.  Loans outstanding at December 31, 2010 decreased by $519,000 or 0.2% compared to December 31, 2009.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2010.  The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates.  Floating rates generally fluctuate with changes in the prime rate.  A majority of the Company’s floating rate loans have rate floors.  Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total

Commercial	$25,888	$10,879	$9,527	$46,294
Real estate – mortgage (1)	3,456	32,038	129,708	165,202
Real estate – construction	14,894	8,189	354	23,437
Agriculture	2,578	583	1,143	4,304
Consumer and other	1,110	1,043	-	2,153
Total	$47,926	$52,732	$140,732	$241,390

Loans with fixed interest rates	10,117	34,528	62,919	107,564
Loans with floating interest rates	37,809	18,204	77,813	133,826
Total	$47,926	$52,732	$140,732	$241,390

(1) Consists primarily of commercial mortgage loans.

Nonperforming Assets.  There were $6.8 million in nonaccrual loans at December 31, 2010, which comprised the Company’s total nonperforming assets.  As of December 31, 2009 there was $7.4 million in nonaccrual loans.  As of December 31, 2010 the Company had eight loans totaling $5.9 million considered to be troubled debt restructuring and none at December 31, 2009.  There were no loans past due 90 days and still accruing interest or other real estate owned at December 31, 2010 or 2009.  Nonperforming assets decreased during 2010 due to charge-offs and improvements in borrower payment performance.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated:

	For the Year Ended December 31,
	2010	2009	2008	2007		2006
	(dollars in thousands)
Nonaccrual loans	$6,823	$7,364	$4,934	$	- -	$-
Loans past due 90 days or more
and still accruing	-	-	-		-	-
Total nonperforming loans	6,823	7,364	4,934		-	-
Other real estate owned	-	-	-		-	-
Other vehicles owned	-	-	-		-	-
Total nonperforming assets	$6,823	$7,364	$4,934		$-	$-
Interest income forgone on
nonaccrual loans	$743	$435	$74		$-	$-
Interest income recorded on a
cash basis on nonaccrual loans	$-	$37	$52		$-	$-
Nonperforming loans to total
loans	2.91%	3.14%	2.18%		0.0%	0.0%
Nonperforming assets to total
assets	2.00%	2.16%	1.61%		0.0%	0.0%

Generally, loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection).  At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed from interest income.  There was $743,000 and $435,000 in foregone interest on nonaccrual loans during the years ended December 31, 2010 and 2009, respectively.  Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction unless the nonaccrual loan balance is deemed sufficiently collectible for cash payments to be recognized as income.  There was no interest income recognized on a cash basis for nonaccrual loans during 2010.  Interest income recognized on a cash basis for nonaccrual loans totaled $37,000 and $52,000 during the years ended December 31, 2009 and 2008, respectively.  A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid, and certain other factors are satisfied.  Classification of a loan as nonaccrual does not necessarily result in principal and interest becoming uncollectible in whole or in part.  The Company is actively pursuing collection of all the contractual amounts due for the nonaccrual loans at December 31, 2010.  Those collection efforts include but are not limited to identification of additional sources of collateral or borrower cash flows, modification of loan terms, and when necessary the foreclosure and sale of loan collateral.

Impaired Loans.  A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full.  At December 31, 2010 and 2009, the recorded investment in loans that were considered to be impaired totaled $11.5 million and $12.5 million, respectively.  The specific allowance for loan losses for impaired loans at December 31, 2010 , 2009 and 2008 totaled $1.8 million, $2.7 million and $425,000, respectively.  The average recorded investment in impaired loans for the years ended December 31, 2010, 2009, and 2008 totaled $14.0 million, $10.1 million and $1.5 million, respectively.

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

The policy statement also restates that insured depository institutions must maintain an allowance for loan and lease losses  at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio (loans collectively evaluated for impairment), and that estimate of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.  In addition, the Company incorporates the Securities and Exchange Commission Staff Accounting Bulletin No. 102, which represents the SEC staff’s view related to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.

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

The allowance for loan losses totaled $6.7 million or 2.78% of total loans at December 31, 2010 compared to $6.2 million or 2.58% at December 31, 2009, and $3.2 million or 1.41% at December 31, 2008.  The Company’s loan loss provisions recorded during 2010, 2009 and 2008 totaled $2.1 million, $7.0 million, and $1.6 million, respectively.  The loan loss provisions recorded during 2010 and 2009 included approximately $1.6 million and $6.4 million, respectively, related to specific reserves for impaired loans.   The remaining amount of the loan loss provisions for each year added to general reserves related to the overall trends in credit quality of the loan portfolio including an increase in the number and amount of classified and past due loans, and deterioration in the general economic environment in the Company’s primary market area.  Management believes that the allowance for loan losses was adequate at December 31, 2010.  However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the years indicated with respect to the Company’s allowance for loan losses as well as charge-off and recover activity.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance at beginning of period	$6,231	$3,244	$1,758	$1,746	$1,766
Charge-offs:
Commercial and agricultural	35	3,840	125	-	21
Real estate mortgage	1,530	173	5	-	-
Real estate construction	-	-	-	-	-
Consumer	28	-	12	-	-
Total charge-offs	1,593	4,013	142	-	21
Recoveries:
Commercial and agricultural	11	-	27	12	-
Real estate mortgage	-	-	-	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	1	-	1
Total recoveries	11	-	28	12	1
Net (charge-offs) / recoveries	(1,582)	(4,013)	(114)	12	(20)
Provision for loan losses	2,050	7,000	1,600	-	-
Balance at end of period	$6,699	$6,231	$3,2444	$1,758	$1,746
Net charge-offs to average loans outstanding	0.65%	1.67%	.05%	(.01)%	.01%
Average loans outstanding	$243,519	$239,428	$219,431	$194,734	$166,620
Ending allowance to total loans outstanding	2.78%	2.58%	1.41%	0.87%	0.95%

Deposits

Deposits are obtained primarily from local businesses and residents.  The average deposits and the average rates paid for 2010, 2009, and 2008 are presented in the “Results of Operations” section under the heading “Net Interest Income.”  Average total deposits for 2010 were $298.1 million compared to $277.2 million for 2009, an increase of $20.9 million or 8%.  Average brokered deposits included in these totals were $16.0 million in 2010, $20.7 million in 2009 and $15.9 million in 2008.

The Company has utilized brokered deposits since December 2006 primarily as a way of diversifying its funding sources.  Total brokered deposits at December 31, 2010, 2009 and 2008 were $9.2 million, $17.8 million and $15.6 million, respectively.  The brokered deposits held by the Company at December 31, 2010 were acquired to increase liquidity in an unstable economic environment and as a way of extending liabilities to reposition the balance sheet for rising interest rates.  All brokered deposits at December 31, 2010 mature in either 2014 or 2015 and are callable on a quarterly basis should they no longer be necessary for risk management purposes.

The Company’s deposits remained consistent at $294.3 million at December 31, 2010 and 2009.  If the brokered time deposits are excluded, total deposits at December 31, 2010 increased by $8.7 million or 3% from December 21, 2009.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Year ended December 31,
	2010		2009		2008
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest bearing deposits	$80,273		$68,509		$66,106
Interest-bearing deposits:
Interest bearing demand deposits	39,534	0.53%	36,689	1.37%	29,324	1.74%
Money market accounts	72,887	0.65%	65,265	1.13%	52,349	2.12%
Savings	10,088	0.25%	10,103	0.25%	8,887	0.37%
Time deposits	95,302	1.72%	96,621	2.54%	88,031	3.69%
Total interest-bearing deposits	217,811	1.08%	208,678	1.78%	178,591	2.74%
Total deposits	$298,084		$277,187		$244,697

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2010.

Maturities of certificates of deposit of $100,000 or more
(dollars in thousands)	Balance	Percent of total
Three months or less	$14,473	24%
Over three months through nine months	15,783	26%
Over nine months through twelve months	19,630	32%
Over twelve months	11,074	18%
Total certificates of deposit of $100,000 and more	$60,960	100%

Borrowings

Federal Home Loan Bank.  The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities.  The Company has pledged investment securities and qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2010, term borrowing outstanding from the FHLB totaled $2.6 million compared to $3.7 million at December 31, 2009.  The Company incurs term borrowings from FHLB at various times to match the cash flow characteristics of certain fixed rate loans made by the Company.  There was no new term borrowing during 2010 and the reduction from the prior year was attributable to scheduled principal repayments and maturities.  Average total term borrowings from FHLB totaled $3.1 million for 2010 at an average cost of 5.23% compared to average term borrowings of $4.2 million at an average cost of 5.41% for 2009.  The increase in average cost was due to the maturation during 2010 of lower cost borrowings.

There were no short-term borrowings from FHLB at December 31, 2010 or 2009.

Federal Reserve Discount Window.  At December 31, 2010, the Bank could borrow approximately 64% of pledged loans from the Federal Reserve Bank of San Francisco.  The Bank’s discount window borrowing line was approximately $46.1 million at December 31, 2010 and there were no outstanding borrowings.

Other Borrowing Arrangements.  In addition to FHLB and FRB borrowing lines, the Company maintains a short-term unsecured borrowing arrangement with a correspondent bank to meet unforeseen cash needs.  This borrowing line totaled $10.0 million at both December 31, 2010 and 2009.  The borrowing line is utilized infrequently and there was no balance outstanding at either December 31, 2010 or 2009.

Junior Subordinated Deferrable Interest Debentures.  During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93,000 for the sole purpose of issuing trust preferred securities.  During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company.  The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%.  The interest rate at December 31, 2010 and December 31, 2009 was 3.69% and 4.20%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations.  The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

As of December 31, 2010 and December 31, 2009, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk.  As of December 31, 2010 and December 31, 2009, commitments to extend credit totaled $29.8 million and $41.2 million, respectively, and letters of credit totaled $275,000 and $72,000, respectively.  The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs.  The following table summarizes the Company’s risk-based capital ratios as of December 31, 2010 and December 31, 2009:

Capital and capital adequacy ratios
	Year ended December 31,
	2010		2009
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$41,791	12.1%	$39,865	11.4%
Minimum regulatory requirement	$13,859	4.0%	$13,982	4.0%

Valley Business Bank	$41,663	12.0%	$39,845	11.4%
Minimum requirement for “Well- Capitalized” institution	$17,324	5.0%	$17,478	5.0%
Minimum regulatory requirement	$13,854	4.0%	$13,977	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$41,791	16.2%	$39,865	14.8%
Minimum regulatory requirement	$10,323	4.0%	$10,804	4.0%

Valley Business Bank	$41,663	16.2%	$39,845	14.8%
Minimum requirement for “Well- Capitalized” institution	$15,479	6.0%	$16,201	6.0%
Minimum regulatory requirement	$10,319	4.0%	$10,801	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$45,060	17.5%	$43,277	16.0%
Minimum regulatory requirement	$20,645	8.0%	$21,608	8.0%

Valley Business Bank	$44,931	17.4%	$43,256	16.0%
Minimum requirement for “Well- Capitalized” institution	$25,798	10.0%	$27,002	10.0%
Minimum regulatory requirement	$20,639	8.0%	$21,601	8.0%

At December 31, 2010 and December 31, 2009, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities.  Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation.  At December 31, 2010, and December 31, 2009, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 11.0% for 2010 and 11.7% for 2009.  Year-end shareholders’ equity as a percentage of year-end assets was 11.35% and 10.84% at December 31, 2010 and 2009, respectively.  Changes in these ratios reflects 2010 income, and cash dividends paid on preferred stock.

The Company issued a 5% stock dividend in 2009.  There was no dividend issued during 2010.  The Company has not declared or paid cash dividends since inception.  Stock splits and dividends are not dilutive to capital ratios.

The Company commenced a stock repurchase program as of November 2007.  The program is subject to restrictions contained in the Securities Purchase Agreement between the Company and the Treasury under which the Company issued $7.7 million of preferred stock to the Treasury on January 30, 2009.  The Purchase Agreement contains provisions that restrict the Company’s ability to repurchase Valley Commerce Bancorp common stock.  Under the Purchase Agreement, prior to January 30, 2012, unless the Company has redeemed the Preferred Shares, or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for the Company to redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.  The stock repurchase program expired on November 30, 2010.

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

The Company has a successful history of establishing and retaining deposit relationships with local business customers.  It periodically utilizes collateralized borrowing lines and wholesale funding resources to supplement local deposit growth.  These include borrowing lines with FHLB, FRB, and correspondent banks, and utilization of brokered time deposits.  At December 31, 2010, the Company had available credit of $49.0 million from the FHLB, $46.1 million from the Federal Reserve Bank, and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $29.8 million and $275,000, respectively, at December 31, 2010.  Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.  The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and
   Board of Directors
Valley Commerce Bancorp

We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 30, 2011

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and due from banks	$32,667,967	$39,077,786
Available-for-sale investment securities, at fair value (Notes 3 and 4)	50,823,000	42,566,000
Loans, less allowance for loan losses of $ 6,698,952
in 2010 and $6,231,065 in 2009 (Notes 2, 3, 5, and 10)	234,304,310	234,822,963
Bank premises and equipment, net (Note 6)	8,510,688	8,041,905
Cash surrender value of bank-owned life insurance (Note 15)	6,627,060	6,354,871
Accrued interest receivable and other assets (Note 13)	8,487,803	9,307,998

Total assets	$341,420,828	$340,171,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$91,202,570	$76,574,561
Interest bearing (Note 7)	203,075,230	217,707,492

Total deposits	294,277,800	294,282,143

Accrued interest payable and other liabilities	2,738,686	2,265,842
FHLB term borrowing (Note 8)	2,561,650	3,661,999
Junior subordinated deferrable interest debentures (Note 9)	3,093,000	3,093,000

Total liabilities	302,671,136	303,302,984

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Serial preferred stock – no par value; 10,000,000
shares authorized; issued and outstanding 7,700 shares
Class B and 385 Class C warrants in 2010 and 2009	7,821,800	7,744,800
Common stock – no par value; 30,000,000 shares
authorized; issued and outstanding 2,630,480
shares in 2010 and 2,608,317 shares in 2009	26,137,158	25,953,290
Retained earnings	4,831,883	3,166,732
Accumulated other comprehensive (loss) income, net of taxes (Notes 4 and 16)	(41,149)	3,717

Total shareholders’ equity	38,749,692	36,868,539

Total liabilities and shareholders’ equity	$341,420,828	$340,171,523

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest income:
Interest and fees on loans	$14,792,871	$14,959,057	$15,509,954
Interest on investment securities:
Taxable	721,086	1,222,449	1,304,535
Exempt from Federal income taxes	627,502	737,506	798,960
Interest on Federal funds sold	-	9,972	170,389
Interest on deposits in banks	70,951	-	-
Total interest income	16,212,410	16,928,984	17,783,838
Interest expense:
Interest on deposits (Note 7)	2,343,620	3,721,414	4,900,988
Interest on FHLB advances (Note 8)	-	10,560	296,170
Interest on term borrowings (Note 8)	161,088	227,463	302,670
Interest on junior subordinated deferrable interest
debentures (Note 9)	114,236	129,795	218,672
Total interest expense	2,618,944	4,089,232	5,718,500

Net interest income before provision for loan losses	13,593,466	12,839,752	12,065,338

Provision for loan losses (Note 5)	2,050,000	7,000,000	1,600,000
Net interest income after provision for loan losses	11,543,466	5,839,752	10,465,338
Non-interest income:
Service charges	768,489	766,122	715,651
Gain on sale of available-for-sale investment
securities, net (Note 4)	34,103	416,248	46,412
Gain on sale of other real estate	-	16,055	-
Mortgage loan brokerage fees	59,702	43,224	52,535
Earnings on cash surrender value of life insurance
policies (Note 15)	294,734	288,154	252,796
Officer life insurance benefits	-	317,488	-
Other	183,958	189,489	215,386
Total non-interest income	1,340,986	2,036,780	1,282,780
Non-interest expense:
Salaries and employee benefits (Note 5 and 15)	5,248,497	4,866,197	5,127,725
Occupancy and equipment (Note 6 and 10)	1,333,948	1,565,225	1,259,491
Other (Note 12)	3,196,039	3,227,373	2,766,313
Total non-interest expense	9,778,484	9,658,795	9,153,529

Income (loss) before provision for income taxes	3,105,968	(1,782,263)	2,594,589

Provision for (benefit from) income taxes (Note 13)	943,000	(1,195,000)	746,000

Net income (loss)	$2,162,968	$(587,263)	$1,848,589
Dividends accrued and discount accreted
on preferred shares	$(420,817)	$(352,917)	$-

Net income (loss) available to common shareholders	$1,742,157	$(940,180)	$1,848,589

Basic earnings (loss) per share (Note 11)	$0.68	$(0.36)	$0.71

Diluted earnings (loss) per share (Note 11)	$0.68	$(0.36)	$0.70

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						Other
						Compre-	Total	Total
	Preferred Stock		Common Stock			hensive	Share-	Compre-
					Retained	Income (Loss)	holders’	Hensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)

Balance, December 31, 2007			2,396,435	$23,511,066	$5,423,324	$(61,179)	$28,873,211

Cumulative effect of change in
accounting principal, adoption of
EITF 06-4 (Note 15)					(102,116)		(102,116)

Comprehensive income (Note 16):
Net income					1,848,589		1,848,589	$1,848,589
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
Other comprehensive loss, net
of tax:
Net change in unrealized gains
(losses) on available-for-sale
Investment securities						(92,503)	(92,503)	(92,503)

Total comprehensive loss								$(679,766)

Issuance of preferred shares
net of costs $25,783 (Note 11)	8,085	7,674,217					7,674,217

Dividend and accretion on
preferred stock		70,583			(455,261)		(384,678)

Stock dividend			123,410	1,147,702	(1,147,702)
Cash paid for fractional shares					(2,577)		(2,577)
Stock options exercised and related
tax benefit			11,168	67,718			67,718
Stock-based compensation expense				53,341			53,341

Balance, December 31, 2009	8,085	7,744,800	2,608,317	25,953,290	3,166,732	3,717	36,868,539

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock		Common Stock			Accumulated Other Compre-hensive	Total Share-	Total Compre-
					Retained	Income (Loss)	holders’	Hensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)

Balance, December 31, 2009	8,085	$7,744,800	2,608,317	$25,953,290	$3,166,732	$3,717	$36,868,539

Comprehensive income (Note 16):
Net income					2,162,968		2,162,968	$2,162,968
Other comprehensive loss, net
of tax:
Net change in unrealized gains
(losses) on available-for-sale
Investment securities						(44,866)	(44,866)	(44,866)

Total comprehensive income								$2,118,102

Dividend and accretion
on preferred stock		77,000			(497,817)		(420,817)

Stock options exercised and related
tax benefit			22,163	146,808			146,808
Stock-based compensation expense				37,060			37,060

Balance, December 31, 2010	8,085	$7,821,800	2,630,480	$26,137,158	$4,831,883	$(41,149)	$38,749,692

Disclosure of other comprehensive income (loss) net of taxes (Note 16):	2010	2009	2008

Unrealized holding (losses) gains arising during the year	$(24,796)	$152,422	$184,713
Less: reclassification adjustment for gains included in net income	20,070	244,925	27,314
Net change in unrealized (losses) gains on available-for-sale investment securities	$(44,866)	$(92,503)	$157,399

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,162,968	$(587,263)	$1,848,589
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	2,050,000	7,000,000	1,600,000
(Decrease) increase in deferred loan origination fees, net	(20,369)	66,049	36,969
Depreciation	512,359	665,066	466,069
Amortization of intangibles	-	-	7,718
Gain on sale of available-for-sale investment securities, net	(34,103)	(416,248)	(46,412)
Dividends on Federal Home Loan Bank stock	-	(14,800)	(82,100)
Accretion (amortization) of investment securities, net	322,693	31,579	(31,620)
Loss on disposition of premises and equipment	9,341	120	1,198
Provision for (benefit from) deferred income taxes	(448,000)	(1,003,000)	(935,000)
Tax benefits on stock-based compensation	(1,682)	(7,720)	(30,338)
Tax benefit from exercise of stock options	(21,808)	-	-
Increase in cash surrender value of bank owned life insurance	(272,189)	(278,358)	(237,332)
Stock-based compensation expense	37,060	53,341	59,883
Gain from officer life insurance benefits	-	(317,488)	-
Gain from sale of other real estate	-	(16,055)	-
Decrease (increase) in accrued interest receivable and other assets	1,560,475	(3,437,913)	(35,637)
Increase (decrease) in accrued interest payable and other liabilities	475,444	(27,393)	409,971

Net cash provided by operating activities	6,333,871	1,709,917	3,031,958

Cash flows from investing activities:
Proceeds from matured and called available-for-sale
investment securities	1,805,000	3,864,361	10,000,000
Proceeds from sales of available-for-sale investment securities	3,558,397	13,559,130	4,537,315
Purchases of available-for-sale investment securities	(20,718,236)	(23,798,247)	(2,949,149)
Proceeds from principal repayments from available-for-sale
mortgage-backed securities	6,733,010	6,051,242	3,341,502
Net increase in loans	(1,510,978)	(15,176,119)	(28,819,536)
(Purchase of ) redemption of Federal Home Loan Bank stock, net	(241,700)	-	636,500
Purchase of premises and equipment	(990,482)	(4,732,461)	(1,407,299)
Proceeds form sale of premises and equipment	-	215	2,250
Proceeds from bank owned life insurance	-	662,838	-

Net cash used in investing activities	(11,364,989)	(19,569,041)	(14,658,417)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from financing activities:
Net increase in noninterest bearing and
interest-bearing deposits	$12,675,112	$32,830,168	$11,873,611
Net (decrease) increase in time deposits	(12,679,455)	4,128,542	30,063,754
Proceeds from issuance of preferred stock	-	7,674,217	-
Proceeds from exercised stock options	125,000	59,998	97,506
Benefit from exercise of stock options	21,808	-	-
Cash paid to repurchase common stock	-	-	(821,037)
Tax benefits from stock-based compensation		7,720	30,338
Cash dividends paid on preferred stock	(420,817)	(384,678)	-
Proceeds from FHLB advances	-	-	8,000,000
Payments on FHLB advances	-	(8,000,000)	(21,804,000)
Net decrease in FHLB term borrowings	(1,100,349)	(1,522,347)	(2,961,703)
Cash paid to repurchase fractional shares	-	(2,577)	(3,489)

Net cash (used in) provided by financing activities	(1,378,701)	34,791,043	24,474,980

(Decrease) increase in cash and cash equivalents	(6,409,819)	16,931,919	12,848,521
Cash and cash equivalents at beginning of year	39,077,786	22,145,867	9,297,346

Cash and cash equivalents at end of year	$32,667,967	$39,077,786	$22,145,867

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$2,661,335	$4,246,023	$5,653,063
Income taxes	$780,000	$1,475,000	$1,727,000

Non-cash investing activities:
Net change in unrealized gain/loss on available-for-sale
investment securities	$(76,239)	$(157,183)	$254,636

Non-cash Financing Activity:
Net change in accrued dividends on preferred stock	$1,168	$52,456	$-
Cumulative effect of adopting EITF 06-04	$-	$-	$102,115
Real estate owned acquired through foreclosure	$-	$1,397,310	$-

The accompanying notes are an integral
 part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for all deposit categories. The increase from $100,000 was made permanent on July 22, 2010.  The Bank is participating in the FDIC Transaction Account Guarantee Program (TAGP).  Under the program, extended to December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA), signed into law on July 27, 2010, includes Section 343, which provides new temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC–insured depository institutions. On November 9, 2010 the FDIC issued a final rule to implement Section 343.  This temporary unlimited coverage is separate and differs significantly from the TAGP in defining a “noninterest bearing transaction account.”  Unlike the TAGP, the DFA Section 343 does not include low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts (IOLTAs).  DFA Section 343 begins December 31, 2010 and is scheduled to terminate on December 31, 2012.  Both TAGP and DFA Section 343 coverage is in addition to and separate from the coverage under FDIC’s general deposit insurance rules.  IOLTAs continue to have unlimited insurance coverage through 2012 pursuant to an amendment to the FDIC Act signed into law on December 29, 2010.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2010.

Stock Dividends

On April 21, 2009 the Board of Directors declared a 5% stock dividend payable on June 25, 2009, respectively, to shareholders of record on June 10, 2009.  There was no stock dividend in 2010.  All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividends.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks, Federal funds sold, and the Federal Reserve Bank’s interest bearing Excess Balance Account (FRB-EBA) are considered to be cash equivalents.  The Federal Reserve Bank began paying interest on overnight funds in July, 2009.  The bank immediately transferred all of its Federal funds sold balance to the FRB-EBA, which eliminated risk associated with other bank temporary investment accounts.  There was no cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2010.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

An investment security is impaired when its carrying value is greater than its fair value.  Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earning

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2010 and 2009, there were no loans being accounted for under this policy method.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to loan individually evaluated for impairment and general reserves for inherent losses related to loans that are collectively evaluated for impairment

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry trends and experience, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial, real estate - mortgage, real estate - construction (including land and development loans), agricultural, and consumer and other loans (principally home equity loans).  The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are collectively evaluated for impairment is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio.  These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company's regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Well defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Commercial – Commercial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses.  Debt coverage is provided by business cash flows and economic trends influenced by local economic conditions are closely correlated to the credit quality of these loans.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real estate - mortgage - mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans.  Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans.  Trends in vacancy rates of commercial properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real estate - construction – construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified cost and time lines.  Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Agricultural – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Consumer and other – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower's ability to repay in an orderly fashion.  These loans generally possess a lower inherent risk of loss than other real estate portfolio segments.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.  Weak economic trends indicate that the borrowers' capacity to repay their obligations may be deteriorating.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates.  At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors.  If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.  In addition, the Company's primary regulators, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance.  These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Allowance for Losses Related to Undisbursed Loan Commitments

The Company also maintains a separate allowance for off-balance-sheet commitments.  Management estimates anticipated losses using historical data and utilization assumptions.  The allowance for off-balance-sheet commitments totaled $40,000 at December 31, 2010 and 2009, respectively and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for loan losses.  Subsequent gains or losses on sales or write downs resulting from impairment are recorded in other income or expenses as incurred.  The Company did not hold any other real estate as of December 31, 2010 and 2009.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank.  The investment is carried at cost.  At December 31, 2010 and 2009, Federal Home Loan Bank stock totaled $1,360,700 and $1,119,000, respectively.  On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2010 and 2009 will be fully realized and therefore no valuation allowance was recorded.

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

Stock-Based Compensation

At December 31, 2010, the Company had two stock-based compensation plans, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan and the Valley Commerce Bancorp 2007 Equity Incentive Plan, which are more fully described in Note 11.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $37,060, $53,342, and $59,883, respectively.  As a result of recognizing the compensation expense, the Company’s net income was reduced by $36,395, $45,622, and $52,971, for years ended December 31, 2010, 2009 and 2008, respectively.  For the years ended December 31, 2010, 2009 and 2008 basic and diluted earnings per were not impacted as a result of recognizing the compensation expense.

As of December 31, 2010, there was $64,197 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Incentive and Stock Options Plans described more fully in Note 11.  That cost is expected to be recognized over a weighted average period of 0.97 years.

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

There were no stock options granted in 2010, 2009 or 2008.

Adoption of New Financial Accounting Standards

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets.  Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets.  Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur.  If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met.  Additionally, existing provisions that require the transferred assets to be isolated from the originating institution (transferor), that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained. The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements.  Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities.  This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010.  The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011.  The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Credit Quality

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$32,667,967	$32,667,967	$39,077,786	$39,077,786
Investment securities	50,823,000	50,823,000	42,566,000	42,566,000
Loans, net	234,304,310	231,913,397	234,232,963	232,495,909
Cash surrender value of life
insurance policies	6,627,060	6,627,060	6,354,871	6,354,871
Accrued interest receivable	1,209,657	1,209,657	1,241,412	1,241,412
FHLB stock	1,360,700	1,360,700	1,119,000	1,119,000

Financial liabilities:
Deposits	$294,277,800	$294,622,852	$294,282,143	$294,833,469
FHLB term borrowing	2,561,650	2,847,132	3,661,999	2,974,335
Junior subordinated deferrable
interest debentures	3,093,000	804,180	3,093,000	959,000
Accrued interest payable	97,597	97,597	139,988	139,988

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2010 and 2009:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

Investment securities:  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Loans and accrued interest receivable:  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness.  The carrying amount of accrued interest receivable approximates its fair value.

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

Federal Home Loan Bank stock:  For Federal Home Loan Bank stock, cost approximates fair value.

Deposits and accrued interest payable:  The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Bank for certificates with similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

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

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009 (dollars in thousands):

Recurring Basis

	December 31, 2010
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Treasury securities	$3,800,000	$-	$3,800,000	$-
U.S. Government agencies	5,533,000		5,533,000
Mortgage-backed securities:
U.S. Government agencies	12,770,000	-	12,770,000	-
Small Business Administration	14,577,000	-	14,577,000	-
Municipal securities	14,143,000	-	14,143,000	-
Total assets measured at fair value	$50,823,000	$-	$50,823,000	$-

	December 31, 2009
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government agencies	$3,015,000	$-	$3,015,000	$-
Mortgage-backed securities:
U.S. Government agencies	9,281,000	-	9,281,000	-
Small Business Administration	15,307,000	-	15,307,000	-
Municipal securities	14,963,000	-	14,963,000	-
Total assets measured at fair value	$42,566,000	$-	$42,566,000	$-

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the years ended December 31, 2010 and 2009, there were no transfers in or out of Levels 1, 2 or 3.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements

	Total Fair Value at	Quoted Prices In Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Total
	December 31,	(Level 1)	(Level 2)	(Level 3)	Losses

Assets:
Impaired loans:
2010	$7,387,000	$-	$5,317,000	$2,070,000	$(696,000)
2009	$7,784,000	$-	$-	$7,784,000	$(2,227,000)

Impaired loans, all of which are measured for impairment using the fair value of the collateral because each loan is a collateral dependent loan, had principal balances of $10,909,000 and $10,436,000, respectively with a related valuation allowances of $1,584,000 and $2,652,000, respectively at December 31, 2010 and 2009. There were no liabilities measured on a non-recurring basis as of December 31, 2010 or 2009.

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2010 and 2009 consisted of the following:

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Treasury securities	$3,841,257	$14,597	$(55,854)	$3,800,000
U.S. Government agencies	5,538,062	56,069	(61,131)	5,533,000
Mortgage-backed securities:
U.S. Government agencies	12,576,534	260,768	(67,302)	12,770,000
Small Business Administration	14,387,246	201,758	(12,004)	14,577,000
Municipal securities	14,549,823	22,643	(429,466)	14,143,000
	$50,892,922	$555,835	$(625,757)	$50,823,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized losses on available-for-sale investment securities totaling $69,922 were recorded, net of $28,773 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2010.  Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2010 totaled $3,558,397 and $34,103, respectively.

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

Net unrealized gains on available-for-sale investment securities totaling $6,317 were recorded, net of $2,600 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2009.  Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2009 totaled $13,559,130 and $416,248, respectively. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the year ended December 31, 2008 totaled $4,537,315 and $46,412, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Treasuries	$2,857,000	$(55,854)	$-	$-	$2,857,000	$(55,854)
U.S. Agencies	2,079,000	(61,131)	-	-	2,079,000	(61,131)
Mortgage-backed
securities:
Agency	5,007,000	(67,302)	-	-	5,007,000	(67,302)
SBA	1,936,000	(10,413)	821,000	(1,591)	2,757,000	(12,004)
Municipal securities	8,712,000	(172,566)	2,174,000	(256,900)	10,886,000	(429,466)
	$20,591,000	$(367,266)	$2,995,000	$(258,491)	$23,586,000	$(625,757)

Investment securities with unrealized losses at December 31, 2009 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed
securities:
Agency	$132,000	$(102)	$-	$-	$132,000	$(102)
SBA	9,567,000	(46,228)	-	-	9,567,000	(46,228)
Municipal securities	6,449,000	(179,228)	2,789,000	(244,024)	9,238,000	(423,826)
	$16,148,000	$(226,132)	$2,789,000	$(244,024)	$18,937,000	$(470,156)

U.S. Treasury and Government Agencies

At December 31, 2010 the Company held 10 U.S. Treasury and government agency securities of which 5 were in a loss position for less than twelve months.  Management believes the unrealized losses on the Company’s investments in U.S. Treasury and government agency securities were caused by interest rate increases.  The contractural term of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Mortgage-backed Obligations

At December 31, 2010 the Company held 42 mortgage-backed obligations of which 7 were in a loss position for less than twelve months and one was in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Municipal Securities

At December 31, 2010 the Company held 45 obligations of states and political subdivision securities of which 26 were in a loss position for less than twelve months and 8 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Because Management believes that the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized costs, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

The amortized cost and estimated fair value of investment securities at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$19,928	$20,000
After one year through five years	4,175,630	4,154,000
After five years through ten years	7,171,063	7,060,000
After ten years	12,562,521	12,242,000
	23,929,142	23,476,000

Investment securities not due at a single
maturity date:
Mortgage-backed securities	26,963,780	27,347,000
	$50,892,922	$50,823,000

At December 31, 2010, $41,476,000 of investment securities were pledged to secure either public deposits or borrowing arrangements.  At December 31, 2009, all investment securities were pledged to secure either public deposits or borrowing arrangements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Outstanding loans are summarized below:

	December 31,

	2010	2009

Commercial	$46,293,872	$49,442,490
Real estate – mortgage	165,202,316	162,772,435
Real estate - construction	23,437,082	22,581,964
Agricultural	4,303,655	4,727,349
Consumer and other	2,152,766	1,936,588
	241,389,691	241,460,826

Deferred loan fees, net	(386,429)	(406,798)
Allowance for loan losses	(6,698,952)	(6,231,065)
	$234,304,310	$234,822,963

Certain loans were pledged to secure borrowing arrangements (see Note 8).

Salaries and employee benefits totaling $495,765, $711,290 and $691,755 have been deferred as loan origination costs during the years ended December 31, 2010, 2009 and 2008, respectively.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2010	2009	2008

Balance, beginning of year	$6,231,065	$3,244,454	$1,757,591
Provision charged to operations	2,050,000	7,000,000	1,600,000
Losses charged to allowance	(1,592,753)	(4,013,611)	(141,456)
Recoveries	10,640	222	28,319

Balance, end of year	$6,698,952	$6,231,065	$3,244,454

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following table shows the allocation of the allowance for loan losses at and for the year ended December 31, 2010 by portfolio segment and by impairment methodology (dollars in thousands):

		Real	Real	Consumer
		Estate -	Estate -	And
	Commercial	Mortgage	Construction	Other	Agricultural	Unallocated	Total

Allowance for Credit Losses

Ending balance allocated
to portfolio segments	$2,641,107	$608,792	$3,327,863	$40,409	$80,782	$-	$6,698,952

Ending balance: individually
evaluated for impairment	$1,430,562	$92,658	$260,283	$-	$-	$-	$1,783,503

Ending balance: collectively
evaluated for impairment	$1,210,545	$516,134	$3,067,580	$40,409	$80,782	$-	$4,915,449

Loans

Ending balance	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$-	$241,389,691

Ending balance: individually
evaluated for impairment	$3,112,068	$1,776,842	$6,595,040	$-	$-	$-	$11,483,950

Ending balance: collectively
evaluated for impairment	$43,181,804	$163,425,474	$16,842,042	$2,152,766	$4,303,655	$-	$229,905,741

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings at December 31, 2010:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
		Real Estate -	Real Estate -
	Commercial	Mortgage	Construction	Consumer	Agriculture	Total

Grade:
Pass	$31,512,542	$132,778,115	$7,246,462	$1,967,364	$4,116,617	$177,621,100
Watch	3,908,958	6,672,747	7,052,354	148,659	187,038	17,969,756
Special Mention	5,240,543	8,589,322	1,439,667	-	-	15,269,532
Substandard	5,631,829	17,162,132	7,698,599	36,743	-	30,529,303
Doubtful	-	-	-	-	-	-
Total	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

The following table shows an ageing analysis of the loan portfolio by the time past due at December 31, 2010:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial and industrial	$51,135	$-	$-	$51,135	$22,283,620	$22,334,755
Commercial lines	-	-	747,054	747,054	21,806,591	22,553,645
Commercial guaranteed	556	-	-	556	1,404,916	1,405,472
Agricultural:
Agricultural	-	-	-	-	3,630,210	3,630,210
Agricultural Capital assets	-	-	-	-	673,445	673,445
Real Estate-Construction:
Construction	-	-	905,246	905,246	13,298,945	14,204,191
Construction 1-4 family	197,544	-	-	197,544	3,441,631	3,639,175
Construction loan others	-	-	-	-	5,593,716	5,593,716
Real Estate-Mortgage:
Mortgage 1-4 family	-	-	-	-	12,792,286	12,792,286
Real Estate	4,924	-	5,170,238	5,175,162	141,864,623	147,039,785
Real Estate - Ag	-	-	-	-	1,726,232	1,726,232
Home Equity loans	-	-	-	-	3,644,013	3,644,013
Consumer:
Auto	-	-	-	-	160,201	160,201
Consumer	-	-	-	-	446,960	446,960
Other	-	-	-	-	1,545,605	1,545,605
Total	$254,159	$-	$6,822,538	$7,076,697	$234,312,994	$241,389,691

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$790,042	$884,488	$-	$981,444	$3,111
Agriculture	-	-	-	-	-
Real estate - construction	764,604	1,854,589	-	1,857,234	103,874
Real estate - mortgage	4,219,223	5,182,771	-	5,226,383	119,642
Consumer and other	-	-	-	-	-

With an allowance recorded:
Commercial	$2,322,025	$2,322,025	$1,013,683	$2,394,814	$139,083
Agriculture	-	-	-	-	-
Real estate – construction	1,012,238	1,050,946	260,283	1,077,766	24,756
Real estate – mortgage	2,375,818	2,411,734	509,537	2,428,367	88,045
Consumer and other	-	-	-	-	-

Total:
Commercial	$3,112,067	$3,206,513	$1,013,683	$3,376,258	$142,194
Agriculture	-	-	-	-	-
Real estate – construction	1,776,842	2,905,535	260,283	2,935,000	128,630
Real estate – mortgage	6,595,041	7,594,505	509,537	7,654,750	207,687
Consumer and other	-	-	-	-	-

The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

The Bank had eight loans totaling $5,755,761 considered to be troubled debt restructuring at December 31, 2010.  There were no loans considered to be troubled debt restructurings at December 31, 2009.

At December 31, 2009, the recorded investment in impaired loans was $12,485,248.  The Company had $2,652,000 of specific allowance for loan losses on impaired loans at December 31, 2009.  The average outstanding balance of impaired loans for the year ended December 31, 2009 was $10,103,000.  The Company recognized $36,961 in interest income on a cash basis for impaired loans during the year ended December 31, 2009.

There was $7,367,347 in nonaccrual loans at December 31, 2009.  There was $434,714 of interest foregone on nonaccrual loans for the year ended December 31, 2009.

Foregone interest on nonaccrual loans totaled $1,153,000, $371,000, and $8,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  There were no accruing loans past due 90 days or more at December 31, 2010 or 2009.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2010	2009

Furniture and equipment	$2,646,895	$2,955,097
Construction in progress	-	4,567,346
Premises	6,581,464	2,095,490
Leasehold improvements	207,342	550,548
Land	1,461,379	605,060
	10,897,080	10,773,541

Less accumulated depreciation
and amortization	$(2,386,393)	$(2,731,636)
	$8,510,687	$8,041,905

Depreciation and amortization included in occupancy and equipment expense totaled $512,359, $665,066 and $466,069 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2010	2009

Savings	$10,630,278	$10,602,996
Money market	71,798,494	67,290,689
NOW accounts	37,017,185	43,505,079
Time, $100,000 or more	51,798,317	53,258,559
Brokered time, $100,000 or more	9,162,000	17,849,000
Other time	22,668,956	25,201,169

	$203,075,230	$217,707,492

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2011	$71,484,945
2012	2,797,289
2013	174,737
2014	2,873,302
2015	6,299,000
$83,629,273

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	INTEREST-BEARING DEPOSITS (Continued)

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2010	2009	2008

Savings	$24,718	$24,680	$32,431
Money market	473,263	739,665	1,108,286
NOW accounts	210,841	504,533	510,100
Time $100,000 or more	735,741	1,154,220	1,832,627
Brokered time, $100,000 or more	559,056	732,786	581,972
Other time	340,001	565,530	835,572

	$2,343,620	$3,721,414	$4,900,988

At December 31, 2010, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $14,473,380 in 3 months or less, $15,783,428 over 3 months through 6 months, $19,630,005 over 6 months through 12 months, and $11,073,504 over 12 months.

Deposit overdrafts reclassified as loan balances were $18,986 and $87,996 at December 31, 2010 and 2009, respectively.

8.	BORROWING ARRANGEMENTS

Lines of Credit

The Bank had an unsecured line of credit with one correspondent bank in the amount of $10,000,000 at December 31, 2010 and at December 31, 2009. There were no borrowings outstanding under this borrowing arrangement as of December 31, 2010 and 2009.

Federal Home Loan Bank Advances and Term Borrowings

At December 31, 2010 and 2009 the Bank could borrow up to $49,021,000 or 49% of pledged real estate mortgage loans from the Federal Home Loan Bank of San Francisco (FHLB).  As of December 31, 2010 the Bank did not have any investment securities pledged to secure FHLB borrowings.  As of December 31, 2009, the Bank had pledged investment securities with total carrying market values $1,076,000.  As of December 31, 2010 and 2009, the Bank had pledged loans with total carrying values of $100,601,000 and $91,244,000, respectively.  At December 31, 2010 borrowings were comprised of $2,561,650 of term borrowing fixed rate debt with a weighted average interest rate and maturity of 5.23% and 0.82 years, respectively.  At December 31, 2009, the Company had term borrowings totaling $3,662,000 with a weighted average interest rate and maturity of 5.41% and 1.6 years, respectively.  The Bank had remaining borrowing capacity of $46,459,000 at December 31, 2010.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	BORROWING ARRANGEMENTS (Continued)

Federal Home Loan Bank Advances and Term Borrowings (Continued)

As of December 31, 2010 and 2009, outstanding term borrowings from the FHLB consisted of the following:

2010			2009

Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

$-	-%	-	$897,995	7.41%	June 22, 2010
100,000	5.09%	May 12, 2011	100,000	5.09%	May 12, 2011
211,650	4.01%	December 6, 2011	414,004	4.01%	December 6, 2011
1,250,000	4.44%	December 6, 2011	1,250,000	4.44%	December 6, 2011
1,000,000	6.02%	January 2, 2012	1,000,000	6.02%	January 2, 2012

$2,561,650			$3,661,999

Future principal payments of outstanding FHLB advances are as follows:

Year Ending
December 31,

2011	$1,561,650
2012	1,000,000
$2,561,650

Federal Reserve Discount Window Borrowing Arrangement

At December 31, 2010 the Bank could borrow up to 64% of pledged commercial loans from the Federal Reserve Bank of San Francisco under the discount window borrowing program.  As of December 31, 2010, the Bank had pledged loans with total carrying values of $71,839,000 to achieve a credit line of $46,094,000.  There were no borrowings with the Federal Reserve Bank of San Francisco at December 31, 2010 or 2009.

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  Valley Commerce Trust I (the "Trust") has issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000.  The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities.  The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 3.69% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%.  For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30%.  As of December 31, 2010, the rate was 3.69%.  The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures.  The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno branch under a noncancelable operating lease which expires in September 2017.  The administrative offices and Visalia branch relocated from leased facilities to a purchased office building in November 2009 and January 2010, respectively.  The Visalia branch extended its lease until February 2010 to facilitate its move.  Future minimum lease payments, are as follows:

Year Ending
December 31,

2011	$94,942
2012	99,828
2013	114,488
2014	114,488
2015	114,488
Thereafter	200,355
$738,589

Rental expense included in occupancy and equipment expense totaled $140,438, $315,053 and $328,344 for the years ended December 31, 2010, 2009 and 2008, respectively.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The Company had no reservable deposits at December 31, 2010.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2010	2009

Commitments to extend credit	$29,847,134	$41,181,467
Standby letters of credit	$275,000	$72,163

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2010 or 2009.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2010, consumer loan commitments represent approximately 7% of total commitments and are generally unsecured.  Commercial loan commitments represent approximately 74% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 19% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2010, the maximum amount available for dividend distribution under this restriction was approximately $1.6 million.  In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 9).

As discussed more fully below, beginning in 2010 the Company was restricted from paying dividends to shareholders of common stock without the consent of the United States Department of the Treasury (“Treasury”) due to its issuance of preferred stock to the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Earnings (loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Less	Net	Weighted
		Preferred	Income (loss)	Average Per
		Stock	Available to	Number of	Common
	Net	Dividends	Common	Shares	Share
	Income (loss)	And Accretion	Shareholders	Outstanding	Amount
December 31, 2010

Basic earnings per share	$2,162,968	$(386,069)	$1,776,899	2,569,714	$0.68

Effect of dilutive stock options				6,543

Diluted earnings per share	$2,162,968	$(386,069)	$1,776,899	2,576,257	$0.68

December 31, 2009

Basic loss per share	$(587,263)	$(352,917)	$(940,180)	2,602,228	$(0.36)

December 31, 2008

Basic earnings per share	$1,848,589	$-	$1,848,589	2,595,128	$0.71

Effect of dilutive stock options				28,173

Diluted earnings per share	$1,848,589	$-	$1,848,589	2,623,301	$0.70

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their anti-dilutive effect.  There were 99,867 and 47,775 options excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and 2008, respectively.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation

The Company has one active share based compensation plan.  The purpose of the plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors also believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.  On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance based awards and stock grants.  Under the Incentive Plan, 96,476 and 42,446 shares of common stock are reserved for future grant and issuance, respectively, to employees and directors under incentive and nonstatutory agreements.  There were no options granted during the years ended December 31, 2010 and 2009.  In addition, there are 102,656 shares reserved for issuance and options outstanding at December 31, 2010 related to the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (the “1997 Plan) which expired in February 2007.  No more options will be granted from the 1997 Plan.

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

A summary of the activity within the Plans follows:

	For the Years Ended December 31, 2010, 2009 and 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Incentive:
Options outstanding at January 1, 2008	79,215	$10.50
Options granted	-	-
Options exercised	(380)	10.45
Options cancelled	(3,956)	13.09
Options outstanding at December 31, 2008	74,879	10.36
Options granted	-
Options exercised	-
Options cancelled	(522)	13.15
Options outstanding at December 31, 2009	74,537	10.34
Options granted	-	-
Options transferred to nonstatutory	(12,803)	9.49
Options exercised	-	-
Options cancelled	(3,787)	12.81
Options outstanding at December 31, 2010	57,766	10.37	4.35 years	$41,131	(1)
Options vested or expected to vest at December 31, 2010	49,250	$10.11	4.22 years	$41,131	(1)
Options exercisable at December 31, 2010	46,084	$9.66	3.65 years	$41,131	(1)

Nonstatutory:
Options outstanding at January 1, 2008	114,645	$8.26
Options granted	-	-
Options exercised	(15,513)	5.59
Options cancelled	-	-
Options outstanding at December 31, 2008	99,132	8.67
Options granted	-	-
Options exercised	(11,168)	5.37
Options cancelled	-	-
Options outstanding at December 31, 2009	87,964	9.10
Options granted	-	-
Options transferred from incentive	12,803	9.49
Options exercised	(22,163)	5.64
Options cancelled	(14,975)	6.35
Options outstanding at December 31, 2010	63,629	11.02	3.58 years	$13,878	(2)
Options vested or expected to vest at December 31, 2010	62,483	11.02	3.43 years	$13,878	(2)
Options exercisable at December 31, 2010	61,425	10.95	3.43 years	$13,878	(2)

(1)	57,296 options are excluded from intrinsic value because they are not in the money.
(2)	42,571 options are excluded from intrinsic value because they are not in the money.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2010.  There were 22,163, 11,168 and 15,893 options exercised during the years ended December 31, 2010, 2009 and 2008, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $54,520, $19,295 and $76,958, respectively.  The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $56,163, $8,704 and $155,492, respectively.

Cash received from option exercise for the years ended December 31, 2010, 2009, and 2008 was $125,000, $59,998 and $90,644, respectively.  The total tax benefit of the non-qualified options exercised in 2010 and 2009, and 2008 was $21,808, $7,718 and $30,338, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2010 and 2009.

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

	December 31,

	2010		2009

	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$41,791,000	12.1%	$39,865,000	11.4%
Minimum regulatory requirement	$13,859,000	4.0%	13,982,000	4.0%

Valley Business Bank	$41,663,000	12.0%	$39,845,000	11.4%
Minimum requirement for “Well-Capitalized”
institution	$17,324,000	5.0%	$17,472,000	5.0%
Minimum regulatory requirement	$13,854,000	4.0%	$13,977,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$41,791,000	16.2%	$39,865,000	14.8%
Minimum regulatory requirement	$10,323,000	4.0%	$10,804,000	4.0%

Valley Business Bank	$41,663,000	16.2%	$39,845,000	14.8%
Minimum requirement for “Well-Capitalized”
institution	$15,479,000	6.0%	$16,201,000	6.0%
Minimum regulatory requirement	$10,319,000	4.0%	$10,801,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$45,060,000	17.5%	$43,227,000	16.0%
Minimum regulatory requirement	$20,645,000	8.0%	$21,608,000	8.0%

Valley Business Bank	$44,931,000	17.4%	$43,256,000	16.0%
Minimum requirement for “Well-Capitalized”
institution	$25,798,000	10.0%	$27,002,000	10.0%
Minimum regulatory requirement	$20,639,000	8.0%	$21,601,000	8.0%

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

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

Stock Repurchase

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock.  The program commenced in November of 2007 and expired on November 30, 2010.  Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program as described above.  There were no shares repurchased during the year ended December 31, 2010.  During the year ended December 31, 2008, the Company repurchased 57,385 shares for a total cost of $821,037 or an average price of $14.31 per share.  For the total term of the Stock Repurchase Plan, the Company repurchased 86,196 shares for a total cost of $1,202,845 at an average price of $14.74 per share.

12.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,

	2010	2009	2008

Data processing	$631,596	$617,112	$523,943
Assessment and insurance	711,565	614,101	258,843
Professional and legal	412,688	526,152	393,924
Operations	339,754	455,032	508,533
Telephone and postal	234,139	220,316	215,689
Promotional	229,451	242,140	273,259
Supplies	193,515	158,569	180,925
Other expenses	443,331	393,951	411,197

Total	$3,196,039	$3,227,373	$2,766,313

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	INCOME TAXES

The (benefit from) provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Federal	State	Total
2010

Current	$992,000	$399,000	$1,391,000
Deferred	(342,000)	(106,000)	(448,000)
Provision for income taxes	$650,000	$293,000	$943,000

2009

Current	$(240,000)	$48,000	$(192,000)
Deferred	(693,000)	(310,000)	(1,003,000)
Benefit from income taxes	$(933,000)	$(262,000)	$(1,195,000)

2008

Current	$1,206,000	$475,000	$1,681,000
Deferred	(707,000)	(228,000)	(935,000)
Provision for income taxes	$499,000	$247,000	$746,000

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$3,008,000	$2,569,000
Deferred compensation	923,000	822,000
Intangible assets	39,000	58,000
Premises and equipment	-	133,000
Unrealized loss on available-for-sale investment
securities	29,000	-

Total deferred tax assets	3,999,000	3,582,000

Deferred tax liabilities:
Loan costs	(304,000)	(334,000)
Unrealized gain on available-for-sale
investment securities	-	(3,000)
Future liability of state tax benefit	(160,000)	(258,000)
Other	(99,000)	(31,000)

Total deferred tax liabilities	(563,000)	(626,000)

Net deferred tax assets	$3,436,000	$2,956,000

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	INCOME TAXES (Continued)

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating (loss) income before income taxes.  The items comprising these differences consisted of the following:

	Year Ended December 31,

	2010	2009	2008

	Rate	Rate	Rate
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.2%	7.2%	6.4%
Interest on obligations of states and political
subdivisions	(7.7%)	13.5%	(8.6)%
Net increase in cash surrender value of
bank-owned life insurance	(3.0%)	5.2%	(3.1)%
Life insurance proceeds	-	6.1%	-
Other	(0.1%)	1.1%	(0.1)%

Total income tax (benefit) expense	30.4%	67.1%	28.8%

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2007, and by state and local taxing authorities for years ended before December 31, 2006.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2010 and 2009 were not significant.

14.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors.  These transactions include borrowings from the Company with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers during 2010:

Balance, January 1, 2010	$10,601,037

Disbursements	3,370,115
Amounts repaid	(2,020,372)

Balance, December 31, 2010	$11,950,780

Undisbursed commitments to related
parties, December 31, 2010	$420,514

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997.  All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan.  Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law.  From April 1, 2006 to February 27, 2009, the Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees’ annual salary. For all other periods the Company matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary.  Company contributions vest at a rate of 20% annually.  Bank contributions for the years ended December 31, 2010, 2009, and 2008 totaled $70,066, $79,930 and $117,036, respectively.

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives.  In addition, the estimated present value of these future benefits, including the monthly payments and insurance premium costs, is accrued over the period from the effective dates of the plans until the participants' expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2010, 2009, and 2008 totaled $125,587, $184,153 and $273,442, respectively. Income earned on these policies, net of expenses, totaled $145,367, $142,229 and $97,228 for the years ended December 31, 2010, 2009 and 2008, respectively. Accrued compensation payable under the salary continuation plan totaled $2,035,483, $1,818,195 and $1,528,921 at December 31, 2010, 2009 and 2008, respectively.

In connection with these agreements, and non-executive officer retirement plans offering limited benefits, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,627,060 and $6,354,871 at December 31, 2010 and 2009, respectively.  Income earned on these policies, net of expenses, totaled $272,189, $270,253 and $237,332 for the years ended December 31, 2010, 2009 and 2008, respectively.  Income earned on these policies is not subject to Federal and state income tax.  The Bank received $317,488 in officer life insurance benefits during 2009.

16.	COMPREHENSIVE INCOME

Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income.  The unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income.  Total comprehensive income and the components of accumulated other comprehensive income are presented in the consolidated statement of changes in shareholders’ equity.

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	COMPREHENSIVE INCOME (Continued)

At December 31, 2010, 2009 and 2008, the Company held securities classified as available-for-sale which had unrealized gains (losses) as follows:

		Tax
	Before	Benefit	After
	Tax	(Expense)	Tax

For the Year Ended December 31, 2010

Other comprehensive loss:
Unrealized holding losses	$(42,135)	$17,339	$(24,796)
Less reclassification adjustment for gains
included in net income	34,103	(14,033)	20,070

Total other comprehensive loss	$(76,238)	$31,372	$(44,866)

For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding gains	$259,065	$(106,643)	$152,422
Less reclassification adjustment for gains
included in net income	416,248	(171,323)	244,925

Total other comprehensive loss	$(157,183)	$64,680	$(92,503)

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$301,048	$(116,335)	$184,713
Less reclassification adjustment for gains
included in net income	46,412	(19,098)	27,314

Total other comprehensive income	$254,636	$(97,237)	$157,399

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and due from banks	$139,821	$53,072
Investment in bank subsidiary	41,621,984	39,849,030
Other assets	209,335	193,055

Total assets	$41,971,140	$40,095,157

LIABILITIES AND
SHAREHOLDERS’ EQUITY

Other liabilities	$128,448	$133,618
Junior subordinated debentures due to subsidiary
Grantor trust	3,093,000	3,093,000

Total liabilities	3,221,448	3,226,618

Shareholders’ equity:
Preferred stock	7,821,800	7,744,800
Common stock	26,137,158	25,953,290
Retained earnings	4,831,883	3,166,732
Accumulated other comprehensive (loss) income,
net of taxes	(41,149)	3,717

Total shareholders’ equity	38,749,692	36,868,539

Total liabilities and shareholders’ equity	$41,971,140	$40,095,157

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Dividends declared by bank subsidiary	$740,000	$350,000	$1,000,000
Earnings from investment in Valley Commerce
Trust 1	3,435	3,903	6,575
Miscellaneous other income	-	-	96
Total income	743,435	353,903	1,006,671

Expenses:
Interest on junior subordinated deferrable interest
debentures	114,236	129,795	218,672
Other expenses	502,558	543,516	483,637

Total expenses	616,794	673,311	702,309

Income (loss) before equity in undistributed
Income (loss) of subsidiary	126,641	(319,408)	304,362

Undistributed equity in (excess distributions of)
income of subsidiary	1,789,327	(536,855)	1,264,227

Income (loss) before income taxes	1,915,968	(856,263)	1,568,589

Income tax benefit	247,000	269,000	280,000

Net income (loss)	$2,162,968	$(587,263)	$1,848,589

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,162,968	$(587,263)	$1,848,589
Adjustments to reconcile net income to net cash
Provided by operating activities:
(Undistributed equity in) excess distributions of
Income of subsidiary	(1,789,327)	536,855	(1,264,227)
Stock-based compensation expense	8,566	21,995	17,152
Tax benefits on stock-based compensation	(21,808)	(7,720)	(30,338)
Decrease (increase) in other assets	5,530	102,095	(42,135)
(Increase) decrease in other liabilities	(5,170)	24,599	(3,300)

Net cash provided by operating activities	360,759	90,561	525,741

Cash flows from investing activities:
Investment in Bank subsidiary	-	(7,600,000)	-

Cash flows from financing activities:

Proceeds from issuance of preferred stock	-	7,674,217	-
Cash paid for fractional shares	-	(2,577)	(3,489)
Proceeds from the exercise of stock options	125,000	59,998	97,506
Tax benefits from stock-based compensation	21,808	7,720	30,338
Cash paid to repurchase common stock	-	-	(821,037)
Cash dividends paid on preferred stock	(420,818)	(384,678)	-

Net cash (used in) provided by financing activities	(274,010)	7,354,680	(696,682)

Increase (decrease) in cash and cash equivalents	86,749	(154,759)	(170,941)

Cash and cash equivalents at beginning of year	53,072	207,831	378,772

Cash and cash equivalents at end of year	$139,821	$53,072	$207,831

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Valley Commerce Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2010, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act.  Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2010, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There is no information required to be disclosed under this Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2011 Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2011 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

The information required by Items 12 will be included in the 2011 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 13 will be included in the 2011 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 14 will be included in the 2011 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

PART IV
ITEM 15 – EXHIBITS

Exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

By:	/s/ Allan W. Stone

Allan W. Stone
President and Chief Executive Officer

By:	/s/ Roy O. Estridge

Roy O. Estridge
Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date:	March 31, 2011

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allan W. Stone or Roy O. Estridge as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allan W. Stone	Director and Chief Executive	March 31, 2011
Allan W. Stone	Officer (Principal Executive Officer)

/s/ Roy O. Estridge	Chief Financial Officer	March 31, 2011
Roy O. Estridge	(Principal Financial Officer and Principal Accounting Officer)
/s/ Walter A. Dwelle		March 31, 2011
Walter A. Dwelle	Chairman and Director

/s/ Thomas A. Gaebe		March 31, 2011
Thomas A. Gaebe	Director

/s/ Donald A. Gilles		March 31, 2011
Donald A. Gilles	Director

/s/ Philip R. Hammond, Jr.		March 31, 2011
Philip R. Hammond, Jr.	Director

/s/ Russell F. Hurley		March 31, 2011
Russell F. Hurley	Vice Chairman and Director

/s/ Fred P. LoBue, Jr.		March 31, 2011
Fred P. LoBue, Jr.	Secretary and Director

/s/ Kenneth H. Macklin		March 31, 2011
Kenneth H. Macklin	Director

/s/ Barry R. Smith		March 31, 2011
Barry R. Smith	Director

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Articles of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
4.3	Specimen Stock Certificate (2)
4.4	Certificates of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and C (6)
10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.2	Lease of premises at 200 South Court Street, Visalia (1)
10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)
10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)
10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)
10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)
10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)
10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)
10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)
10.12
Letter Agreement dated January 30, 2009 by and between Valley Commerce Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement – Standard Terms attached thereto (6)

10.13
Side Letter Agreement between Valley Commerce Bancorp and the United States Department of the Treasury regarding authorized number of directors and amended Section 2.2 of Valley Commerce Bancorp by-laws (6)

10.14
Specimen form of Incentive Stock Option Agreement under the 2007 Equity Incentive Plan is included as Exhibit 10.7 to the Registrant’s 10-Q for December 31, 2007, which is incorporated by this reference herein.

10.15	Specimen form of Long Term Restricted Share Award Agreement is included as Exhibit 10.1 to the Registrant’s Form 8-K for March 30, 2011, which is incorporated by this reference herein (3)
21	Subsidiaries of the Company (1)
23.2	Consent of Independent Registered Public Accounting Firm dated March 30, 2011 (5)
24	Powers of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	CEO TARP Certification
99.2	CFO TARP Certification
_______________________________________
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.

(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.
(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 18, 2007.
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on March 27, 2009.
(6)	Incorporated by reference to the exhibits included with the Form 8-K that was filed by the Company on February 5, 2009.