Form 10-K/A
period 2010-12-31
Valley Commerce Bancorp
filed 2011-04-11
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A

(Mark one)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year December 31, 2010

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-51949

Valley Commerce Bancorp
(Exact name of registrant as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment to the Company’s Annual Report on Form 10-K is to correct typographical errors related to income available to common shareholders and earnings per share.

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

The information in the following table is provided as of the end of the fiscal year ended December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	121,395	$10.71	102,657
Equity compensation plans not approved by security holders	None	Not applicable.	None

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

(dollars in thousands	As of and for the year ended December 31,
except per share data)	2010	2009	2008	2007	2006
Statement of Income
Interest income	$16,212	$16,929	$17,784	$18,470	$16,750
Interest expense	2,619	4,089	5,719	7,131	5,561
Net interest income	13,593	12,840	12,065	11,339	11,189
Provision for loan losses	2,050	7,000	1,600	-	-
Net interest income after provision for
loan losses	11,543	5,840	10,465	11,339	11,189
Non-interest income	1,341	2,037	1,283	1,155	996
Non-interest expense	9,778	9,659	9,153	8,699	7,653
Income (loss) before income taxes (tax benefit)	3,106	(1,782)	2,595	3,795	4,532
Income taxes (tax benefit)	943	(1,195)	746	1,134	1,576
Net income (loss)	2,163	(587)	1,849	2,661	2,956

Per Share Data (4):
Basic earnings (loss) per common share	$0.68	$(0.36)	$0.71	$1.02	$1.16
Diluted earnings (loss) per common share	$0.68	$(0.36)	$0.70	$0.99	$1.10
Book value per common share	$11.80	$11.17	$11.60	$11.48	$10.94
Avg. common shares outstanding-basic	2,569,714	2,602,228	2,595,128	2,600,084	2,549,134
Avg. common shares outstanding-diluted	2,576,257	2,602,228	2,623,301	2,699,901	2,678,061
Total common shares outstanding	2,630,480	2,608,317	2,473,739	2,396,435	2,215,765

Balance Sheet
Available-for-sale
investment securities	$50,823	$42,566	$42,018	$56,615	$55,298
Total loans, net	234,304	234,823	226,697	199,514	182,332
Allowance for loan losses	6,699	6,231	3,244	1,758	1,746
Total assets	341,421	340,172	306,099	279,081	263,800
Total deposits	294,278	294,282	257,323	215,386	207,576
Total shareholders' equity	38,750	36,869	30,140	28,873	25,448

Selected Performance Ratios:
Return (loss) on average assets	0.63%	(0.18%)	0.62%	0.99%	1.22%
Return (loss) on average equity	5.68%	(1.53%)	6.30%	9.83%	12.59%
Net interest margin (1)	4.41%	4.43%	4.52%	4.71%	5.15%
Average net loans as a percentage
of average deposits	81.6%	85.3%	89.7%	91.0%	85.8%
Efficiency ratio	65.5%	64.9%	68.6%	69.6%	62.8%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2010	2009	2008	2007	2006
Selected Asset Quality Ratios:
Nonperforming assets to
total assets	2.0%	2.2%	1.6%	---- (2)	---- (2)
Nonperforming loans to
total loans	2.9%	3.1%	2.2%	---- (2)	---- (2)
Net loan charge-offs to
average loans	0.7%	1.7%	0.1%	---- (3)	---- (3)
Allowance for loan losses
to total loans	2.78%	2.58%	1.41%	0.87%	0.95%
Allowance for loan losses
to nonperforming loans	98.2%	84.6%	65.7%	---- (2)	---- (2)

Capital Ratios:
Bank
Leverage	12.0%	11.4%	10.8%	11.4%	11.0%
Tier 1 Risk-Based	16.2%	14.8%	12.6%	13.7%	13.4%
Total Risk-Based	17.4%	16.0%	13.9%	14.4%	14.2%
Consolidated
Leverage	12.1%	11.4%	10.9%	11.5%	11.1%
Tier 1 Risk-Based	16.2%	14.8%	12.7%	13.8%	13.5%
Total Risk-Based	17.5%	16.0%	14.0%	14.6%	14.3%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
(2)	There were no nonperforming assets or loans at December 31, 2007 and 2006
(3)	Less than .05%
(4)	All share and per share data has been retroactively restated to reflect the 5% stock dividends issued in June 2009, June 2008, June 2007, and May 2006.
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

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonaccrual loans	$6,823	$7,364	$4,934	$-	$-
Loans past due 90 days or more
and still accruing	-	-	-	-	-
Total nonperforming loans	6,823	7,364	4,934	-	-
Other real estate owned	-	-	-	-	-
Other vehicles owned	-	-	-	-	-
Total nonperforming assets	$6,823	$7,364	$4,934	$-	$-
Interest income forgone on
nonaccrual loans	$743	$435	$74	$-	$-
Interest income recorded on a	-	-
cash basis on nonaccrual loans	$-	$37	$52	$-	$-
Nonperforming loans to total
loans	2.91%	3.14%	2.18%	0.0%	0.0%
Nonperforming assets to total
assets	2.00%	2.16%	1.61%	0.0%	0.0%

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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance at beginning of period	$6,231	$3,244	$1,758	$1,746	$1,766
Charge-offs:
Commercial and agricultural	35	3,840	125	-	21
Real estate mortgage	1,530	173	5	-	-
Real estate construction	-	-	-	-	-
Consumer	28	-	12	-	-
Total charge-offs	1,593	4,013	142	-	21
Recoveries:
Commercial and agricultural	11	-	27	12	-
Real estate mortgage	-	-	-	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	1	-	1
Total recoveries	11	-	28	12	1
Net (charge-offs) / recoveries	(1,582)	(4,013)	(114)	12	(20)
Provision for loan losses	2,050	7,000	1,600	-	-
Balance at end of period	$6,699	$6,231	$3,2444	$1,758	$1,746
Net charge-offs to average loans outstanding	0.65%	1.67%	.05%	(.01)%	.01%
Average loans outstanding	$243,519	$239,428	$219,4311	$194,734	$166,620
Ending allowance to total loans outstanding	2.78%	2.58%	1.41%	0.87%	0.95%

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

VALLEY COMERCE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest income:
Interest and fees on loans	$14,792,871	$14,959,057	$15,509,954
Interest on investment securities:
Taxable	721,086	1,222,449	1,304,535
Exempt from Federal income taxes	627,502	737,506	798,960
Interest on Federal funds sold	-	9,972	170,389
Interest on deposits in banks	70,951	-	-
Total interest income	16,212,410	16,928,984	17,783,838
Interest expense:
Interest on deposits (Note 7)	2,343,620	3,721,414	4,900,988
Interest on FHLB advances (Note 8)	-	10,560	296,170
Interest on term borrowings (Note 8)	161,088	227,463	302,670
Interest on junior subordinated deferrable interest
debentures (Note 9)	114,236	129,795	218,672
Total interest expense	2,618,944	4,089,232	5,718,500

Net interest income before provision for loan losses	13,593,466	12,839,752	12,065,338

Provision for loan losses (Note 5)	2,050,000	7,000,000	1,600,000
Net interest income after provision for loan losses	11,543,466	5,839,752	10,465,338
Non-interest income:
Service charges	768,489	766,122	715,651
Gain on sale of available-for-sale investment
securities, net (Note 4)	34,103	416,248	46,412
Gain on sale of other real estate	-	16,055	-
Mortgage loan brokerage fees	59,702	43,224	52,535
Earnings on cash surrender value of life insurance
policies (Note 15)	294,734	288,154	252,796
Officer life insurance benefits	-	317,488	-
Other	183,958	189,489	215,386
Total non-interest income	1,340,986	2,036,780	1,282,780
Non-interest expense:
Salaries and employee benefits (Note 5 and 15)	5,248,497	4,866,197	5,127,725
Occupancy and equipment (Note 6 and 10)	1,333,948	1,565,225	1,259,491
Other (Note 12)	3,196,039	3,227,373	2,766,313
Total non-interest expense	9,778,484	9,658,795	9,153,529

Income (loss) before provision for income taxes	3,105,968	(1,782,263)	2,594,589

Provision for (benefit from) income taxes (Note 13)	943,000	(1,195,000)	746,000

Net income (loss)	$2,162,968	$(587,263)	$1,848,589
Dividends accrued and discount accreted
on preferred shares	$(420,817)	$(352,917)	$-

Net income (loss) available to common shareholders	$1,742,151	$(940,180)	$1,848,589

Basic earnings (loss) per share (Note 11)	$0.68	$(0.36)	$0.71

Diluted earnings (loss) per share (Note 11)	$0.68	$(0.36)	$0.70

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements

		Quoted
		Prices
		In Active
		Markets for	Other	Significant
	Total	Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs	Total
	December 31,	(Level 1)	(Level 2)	(Level 3)	Losses

Assets:
Impaired loans:
2010	$7,387,000	$-	$5,317,000	$2,070,000	$(696,000)
2009	$7,784,000	$-	$-	$7,784,000	$(2,227,000)

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

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings at December 31, 2010:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
		Real Estate -	Real Estate -
	Commercial	Mortgage	Construction	Consumer	Agriculture	Total

Grade:
Pass	$31,512,542	$132,778,115	$7,246,462	$1,967,364	$4,116,617	$177,621,100
Watch	3,908,958	6,672,747	7,052,354	148,659	187,038	17,969,756
Special Mention	5,240,543	8,589,322	1,439,667	-	-	15,269,532
Substandard	5,631,829	17,162,132	7,698,599	36,743	-	30,529,303
Doubtful	-	-	-	-	-	-
Total	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

The following table shows an ageing analysis of the loan portfolio by the time past due at December 31, 2010:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial and industrial	$51,135	$-	$-	$51,135	$22,283,620	$22,334,755
Commercial lines	-	-	747,054	747,054	21,806,591	22,553,645
Commercial guaranteed	556	-	-	556	1,404,916	1,405,472
Agricultural:
Agricultural	-	-	-	-	3,630,210	3,630,210
Agricultural Capital assets	-	-	-	-	673,445	673,445
Real Estate-Construction:					-	-
Construction	-	-	905,246	905,246	13,298,945	14,204,191
Construction 1-4 family	197,544	-	-	197,544	3,441,631	3,639,175
Construction loan others	-	-	-	-	5,593,716	5,593,716
Real Estate-Mortgage:
Mortgage 1-4 family	-	-	-	-	12,792,286	12,792,286
Real Estate	4,924	-	5,170,238	5,175,162	141,864,623	147,039,785
Real Estate - Ag	-	-	-	-	1,726,232	1,726,232
Home Equity loans	-	-	-	-	3,644,013	3,644,013
Consumer:
Auto	-	-	-	-	160,201	160,201
Consumer	-	-	-	-	446,960	446,960
Other	-	-	-	-	1,545,605	1,545,605
Total	$254,159	$-	$6,822,538	$7,076,697	$234,312,994	$241,389,691

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (amounts in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$790,042	$884,488	$-	$981,444	$3,111
Agriculture	-	-	-	-	-
Real estate - construction	764,604	1,854,589	-	1,857,234	103,874
Real estate - mortgage	4,219,223	5,182,771	-	5,226,383	119,642
Consumer and other	-	-	-	-	-

With an allowance recorded:
Commercial	$2,322,025	$2,322,025	$1,013,683	$2,394,814	$139,083
Agriculture	-	-	-	-	-
Real estate – construction	1,012,238	1,050,946	260,283	1,077,766	24,756
Real estate – mortgage	2,375,818	2,411,734	509,537	2,428,367	88,045
Consumer and other	-	-	-	-	-

Total:
Commercial	$3,112,067	$3,206,513	$1,013,683	$3,376,258	$142,194
Agriculture	-	-	-	-	-
Real estate – construction	1,776,842	2,905,535	260,283	2,935,000	128,630
Real estate – mortgage	6,595,041	7,594,505	509,537	7,654,750	207,687
Consumer and other	-	-	-	-	-

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

Earnings (loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Less	Net	Weighted
		Preferred	Income (loss)	Average Per
		Stock	Available to	Number of	Common
	Net	Dividends	Common	Shares	Share
	Income (loss)	And Accretion	Shareholders	Outstanding	Amount
December 31, 2010

Basic earnings per share	$2,162,968	$(420,817)	$1,742,151	2,569,714	$0.68

Effect of dilutive stock options				6,543

Diluted earnings per share	$2,162,968	$(420,817)	$1,742,151	2,576,257	$0.68

December 31, 2009

Basic loss per share	$(587,263)	$(352,917)	$(940,180)	2,602,228	$(0.36)

December 31, 2008

Basic earnings per share	$1,848,589	$-	$1,848,589	2,595,128	$0.71

Effect of dilutive stock options				28,173

Diluted earnings per share	$1,848,589	$-	$1,848,589	2,623,301	$0.70

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

Signature	Title	Date

/s/ Allan W. Stone	Director and Chief Executive	March 31, 2011
Allan W. Stone	Officer (Principal Executive Officer)

/s/ Roy O. Estridge	Chief Financial Officer	March 31, 2011
Roy O. Estridge	(Principal Financial Officer and Principal Accounting Officer)

/s/ Walter A. Dwelle	Chairman and Director	March 31, 2011
Walter A. Dwelle

/s/ Thomas A. Gaebe	Director	March 31, 2011
Thomas A. Gaebe

/s/ Donald A. Gilles	Director	March 31, 2011
Donald A. Gilles

/s/ Philip R. Hammond, Jr.	Director	March 31, 2011
Philip R. Hammond, Jr.

/s/ Russell F. Hurley	Vice Chairman and Director	March 31, 2011
Russell F. Hurley

/s/ Fred P. LoBue, Jr.	Secretary and Director	March 31, 2011
Fred P. LoBue, Jr.

/s/ Kenneth H. Macklin	Director	March 31, 2011
Kenneth H. Macklin

/s/ Barry R. Smith	Director	March 31, 2011
Barry R. Smith

EXHIBIT INDEX

Exhibit	Description of Document

3.1	Articles of Incorporation of the Company, as amended (1)

3.2	Bylaws of the Company (1)

4.3	Specimen Stock Certificate (2)

4.4	Certificates of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and C (6)

10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)

10.2	Lease of premises at 200 South Court Street, Visalia (1)

10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)

10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)

10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)

10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)

10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)

10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)

10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)

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