Form 10-Q
period 2011-03-31
Valley Commerce Bancorp
filed 2011-05-16
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,631,480 as of May 10, 2011.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$41,741,484	$32,667,967
Available-for-sale investment securities, at fair value (Notes 3 and 13)	57,593,000	50,823,000
Loans, less allowance for loan and lease losses of $6,930,851 at March 31, 2011 and $6,698,952 at December 31, 2010 (Notes 4, 5 and 13)	221,872,154	234,304,310
Bank premises and equipment, net (Note 6)	8,420,036	8,510,688
Cash surrender value of bank-owned life insurance	6,693,126	6,627,060
Accrued interest receivable and other assets	8,135,790	8,487,803
Total assets	$344,455,590	$341,420,828

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$88,266,305	$91,202,570
Interest-bearing	208,405,307	203,075,230
Total deposits	296,671,612	294,277,800
Accrued interest payable and other liabilities	2,839,876	2,738,686
FHLB term borrowing	2,509,626	2,561,650
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	305,114,114	302,671,136

Commitments and contingencies (Note 7)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at March 31, 2011 and December 31, 2010 (Note 12)	7,841,050	7,821,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,631,480 shares at March 31, 2011 and 2,630,480 shares at December 31, 2010	26,212,864	26,137,158
Retained earnings	5,336,130	4,831,883
Accumulated other comprehensive loss, net of taxes (Notes 3 and 10)	(48,568)	(41,149)
Total shareholders’ equity	39,341,476	38,749,692
Total liabilities and shareholders’ equity	$344,455,590	$341,420,828

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Interest Income:
Interest and fees on loans	$3,511,752	$3,617,825
Interest on investment securities:
Taxable	207,462	182,836
Exempt from Federal income taxes	153,141	156,446
Interest on deposits in banks	20,299	14,340
Total interest income	3,892,654	3,971,447

Interest Expense:
Interest on deposits	397,568	661,632
Interest on term borrowings	31,793	46,279
Interest on junior subordinated deferrable interest debentures	27,853	27,480
Total interest expense	457,214	735,391

Net interest income before provision for loan losses	3,435,440	3,236,056

Provision for loan losses	225,000	600,000
Net interest income after provision for loan losses	3,210,440	2,636,056

Non-Interest Income:
Service charges	169,095	184,901
Gain on sale of available-for-sale investment securities	13,620	-
Mortgage loan brokerage fees	21,783	5,997
Earnings on cash surrender value of life insurance policies	72,451	67,507
Other	49,830	38,036
Total non-interest income	326,779	296,441

Non-Interest Expense:
Salaries and employee benefits	1,450,155	1,403,901
Occupancy and equipment	321,463	339,610
Other	803,891	882,471
Total non-interest expense	2,575,509	2,625,982

Income before provision for income taxes	961,710	306,515

Provision for income taxes	336,746	56,000

Net income	$624,964	$250,515
Dividends accrued and discount accreted on preferred shares (Note 12)	(101,467)	(103,749)
Net income available to common shareholders	$523,497	$146,766

Basic earnings per share (Notes 9)	$0.20	$0.06

Diluted earnings per share (Notes 9)	$0.20	$0.06

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$624,964	$250,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	225,000	600,000
Decrease in deferred loan origination fees, net	(51,408)	(20,300)
Depreciation	135,534	118,396
Gain on sale of available-for-sale investment securities	(13,620)	-
Loss on disposition of premises and equipment	-	5,544
Amortization of premiums on investment securities, net	98,276	71,865
Increase in cash surrender value of bank-owned life insurance	(66,066)	(62,377)
Stock-based compensation expense	75,707	14,056
Provision for deferred income taxes	(469,558)	-
Decrease in accrued interest receivable and other assets	826,759	94,693
Increase in accrued interest payable and other liabilities	101,190	138,518
Net cash provided by operating activities	1,486,778	1,210,910

Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale investment securities	943,500	-
Purchases of available-for-sale investment securities	(9,230,699)	-
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,419,936	1,518,302
Net decrease (increase) in loans	12,258,565	(874,606)
Purchase of premises and equipment	(44,883)	(734,766)
Net cash provided by (used in) investing activities	5,346,419	(91,070)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Three Months Ended March 31,
	2011	2010

Cash Flows from Financing Activities:
Net (decrease) increase in noninterest-bearing and interest-bearing deposits	$(1,092,800)	$851,139
Net increase in time deposits	3,486,611	3,202,227
Cash dividends paid on preferred stock	(101,467)	(103,749)
Principal payments on long-term debt	(52,024)	(57,316)
Net cash provided by financing activities	2,240,320	3,892,301

Increase in cash and cash equivalents	9,073,517	5,012,141
Cash and Cash Equivalents at Beginning of Year	32,667,967	39,077,786
Cash and Cash Equivalents at End of Period	$41,741,484	$44,089,927

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$470,259	$745,232
Income taxes	$-	$-

Non-Cash Investing Activities:
Net change in unrealized loss on available-for-sale securities	$(12,607)	$(166,167)
Non-cash Financing Activities:
Accrued dividends on preferred stock	$101,467	$103,749

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

The Bank commenced operations in 1996 under the name Bank of Visalia and changed its name during 2005 to Valley Business Bank.  The Bank operates branches in Visalia, Fresno, Woodlake and Tipton, and Tulare.  The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank’s participation in the FDIC Transaction Account Guarantee Program expired on December 31, 2010.  The Dodd-Frank Act extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  Under the Dodd-Frank Act, Negotiable Order of Withdrawal (“NOW”) accounts not paying more than 0.25% interest per annum are not included in the definition of non-interest bearing transaction accounts.  These accounts and any other interest-bearing accounts will be insured based on the depositor’s ownership capacity, but not to exceed $250,000.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2011 and December 31, 2010, the results of its operations and cash flows for the three-month periods ended March 31, 2011 and 2010, have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$2,915,316	$-	$(70,316)	$2,845,000
U.S. Government agencies	10,584,224	68,944	(82,168)	10,571,000
Mortgage-backed securities:
U.S. Government agencies	14,937,812	248,302	(77,114)	15,109,000
Small Business Administration	13,715,502	201,498	-	13,917,000
Municipal securities	15,522,675	65,464	(437,139)	15,151,000

	$57,675,529	$584,208	$(666,737)	$57,593,000

Net unrealized losses on available-for-sale investment securities totaling $82,529 were recorded, net of $33,961 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at March 31, 2011.  Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended March 31, 2011 totaled $943,500 and $13,620, respectively.

	December 31, 2010
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

Net unrealized losses on available-for-sale investment securities totaling $69,922 were recorded, net of $28,773 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2010.

There were no sales of available-for-sale investment securities in the three months ended March 31, 2010.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at March 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasuries	$2,845,000	$(70,316)	$-	$-	$2,845,000	$(70,316)
U.S. Agencies	7,110,000	(82,168)		-	7,110,000	(82,168)
Mortgage-backed
securities:
Agency	4,819,000	(77,114)	-	-	4,819,000	(77,114)
Municipal securities	7,600,000	(189,462)	2,189,000	(247,677)	9,789,000	(437,139)
	$22,374,000	$(419,060)	$2,189,000	$(247,677)	$24,563,000	$(666,737)

Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. Treasuries	$2,857,000	$(55,854)	$-	$-	$2,857,000	$(55,854)
U.S. Agencies	2,079,000	(61,131)	-	-	2,079,000	(61,131)
Mortgage-backed
securities:
Agency MBS	5,007,000	(67,302)	-	-	5,007,000	(67,302)
Agency SBA	1,936,000	(10,413)	821,000	(1,591)	2,757,000	(12,004)
Municipal securities	8,712,000	(172,566)	2,174,000	(256,900)	10,886,000	(429,466)
	$20,591,000	$(367,266)	$3,995,000	$(258,491)	$23,586,000	$(625,757)

U.S. Treasury and Government Agencies

At March 31, 2011, the Company held 14 U.S. Treasury and government agency securities which 11 were in a loss position for less than twelve months.  Management believes the unrealized losses on the Company’s investments in U.S. Treasury and government agency securities were caused by interest rate increases.  The contractual term of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality; and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March, 31, 2011.

Mortgage-backed Obligations

At March 31, 2011, the Company held 45 mortgage-backed obligations of which 5 were in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Municipal Securities

At March 31, 2011, the Company held 47 obligations of states and political subdivision securities of which 22 were in a loss position for less than twelve months and 8 were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions.  Specifically, there has been no observable deterioration in the credit rating or financial performance of the underlying municipality.  In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity.  Therefore, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The amortized cost and estimated fair value of investment securities at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Within one year	$1,024,694	$1,034,000
After one year through five years	7,285,382	7,230,000
After five years through ten years	6,109,883	5,974,000
After ten years	14,602,256	14,329,000
	29,022,215	28,567,000

Investment securities not due at a single
maturity date:	28,653,314	29,026,000
Mortgage-backed securities	$57,675,529	$57,593,000

At March 31, 2011, $41,085,000 of investment securities was pledged to secure either public deposits or borrowing arrangements.  At December 31, 2010, $41,476,000 of investment securities was pledged to secure either public deposits or borrowing arrangements.

4.	LOANS

Outstanding loans are summarized below:

	March 31, 2011	December 31, 2010
Commercial	$41,636,258	$46,293,872
Real estate – mortgage	161,403,153	165,202,316
Real estate – construction	19,837,702	23,437,082
Agricultural	3,861,030	4,303,655
Consumer and other	2,399,883	2,152,766
	229,138,026	241,389,691

Deferred loan fees, net	(335,021)	(386,429)
Allowance for loan and lease losses	(6,930,851)	(6,698,952)
	$221,872,154	$234,304,310

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses were as follows:

	March 31, 2011	March 31, 2010
Balance, beginning of period	$6,698,952	$6,231,065
Provision charged to operations	225,000	600,000
Losses charged to allowance	-	(12,355)
Recoveries	6,899	3,640
Balance, end of period	$6,930,851	$6,822,350

The following tables shows the allocation of the allowance for loan and lease losses at March 31, 2011 and December 31, 2010, and for the quarter ended March 31, 2011 by portfolio segment and by impairment methodology:

As of and for the period ended March 31, 2011

	Commercial	Real Estate - Mortgage	Real Estate - Construction	Consumer And Other	Agricultural	Unallocated	Total

Allowance for Loan and Lease Losses

Balance, beginning of period	$2,641,107	$608,792	$3,327,863	$40,409	$80,781	$-	$6,698,952
Losses charged to the allowance	-	-	-	-	-	-	-
Recoveries on loans and leases
previously charged-off	6,899	-	-	-	-	-	6,899
Provision charged to operations	125,467	89,277	13,213	4,911	(7,868)		225,000
Balance, end of period	$2,773,473	$698,069	$3,341,076	$45,320	$72,913	$-	$6,930,851

Individually evaluated
for impairment	$1,191,834	$488,488	$323,451	$-	$-	$-	$2,003,773
Collectively evaluated
for impairment	1,581,639	209,581	3,017,625	45,320	72,913	-	4,927,078
Total	$2,773,473	$698,069	$3,341,076	$45,320	$72,913	$-	$6,930,851

Loans

Individually evaluated
for impairment	$2,404,831	$6,541,640	$2,932,310	$-	$-	$-	$11,878,781
Collectively evaluated
For impairment	39,231,427	154,861,513	16,905,392	2,399,883	3,861,030	-	217,259,245
Total	$41,636,258	$161,403,153	$19,837,702	$2,399,883	$3,861,030	$-	$229,138,026

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

As of December 31, 2010

	Commercial	Real Estate - Mortgage	Real Estate - Construction	Consumer And Other	Agricultural	Unallocated	Total

Allowance for Credit Losses

Ending balance allocated
to portfolio segments	$2,641,107	$608,792	$3,327,863	$40,409	$80,782	$-	$6,698,952

Ending balance: individually
evaluated for impairment	$1,430,562	$92,658	$260,283	$-	$-	$-	$1,783,503

Ending balance: collectively
evaluated for impairment	$1,210,545	$516,134	$3,067,580	$40,409	$80,782	$-	$4,915,449

Loans

Ending balance	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$-	$241,389,691

Ending balance: individually
evaluated for impairment	$3,112,068	$1,776,842	$6,595,040	$-	$-	$-	$11,483,950

Ending balance: collectively
evaluated for impairment	$43,181,804	$163,425,474	$16,842,042	$2,152,766	$4,303,655	$-	$229,905,741

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Credit Quality Indicators

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company's regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings are grouped into five major categories as follows:  Pass, Watch, Special Mention, Substandard and Doubtful.

The following table shows the loan portfolio allocated by management's internal risk ratings at March 31, 2011 and December 31, 2010:

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
As of March 31, 2011	Commercial	Real Estate - Mortgage	Real Estate - Construction	Consumer and Other	Agriculture	Total

Grade:
Pass	$28,139,838	$128,611,309	$4,089,151	$2,363,492	$3,680,919	$166,884,709
Watch	1,331,899	7,194,713	9,858,906	-	-	18,385,518
Special Mention	7,329,342	8,057,687	1,343,667	-	180,111	16,910,807
Substandard	4,835,179	17,539,444	4,545,978	36,391	-	26,956,992
Doubtful	-	-	-	-	-	-
Total	$41,636,258	$161,403,153	$19,837,702	$2,399,883	$3,861,030	$229,138,026

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
As of December 31, 2010	Commercial	Real Estate - Mortgage	Real Estate - Construction	Consumer and Other	Agriculture	Total

Grade:
Pass	$31,512,542	$132,778,115	$7,246,462	$1,967,364	$4,116,617	$177,621,100
Watch	3,908,958	6,672,747	7,052,354	148,659	187,038	17,969,756
Special Mention	5,240,543	8,589,322	1,439,667	-	-	15,269,532
Substandard	5,631,829	17,162,132	7,698,599	36,743	-	30,529,303
Doubtful	-	-	-	-	-	-
Total	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show an aging analysis of the loan portfolio at March 31, 2011 and December 31, 2010:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual		Total Past Due	Current	Total
As of March 31, 2011
Commercial:
Commercial and industrial	$1,196,2877	$-	$		$1,196,287	$19,288,490	$20,484,777
Commercial lines	-	-		795	795	19,907,280	19,908,075
Commercial guaranteed		-		-	-	1,243,406	1,243,406
Agricultural:
Agricultural	-	-		-	-	3,233,927	3,233,927
Agricultural Capital assets	-	-		-	-	627,103	627,103
Real Estate-Construction:
Construction	-	-		2,060,714	2,060,714	10,582,296	12,643,010
Construction 1-4 family	233,148	-		-	233,148	2,705,852	2,939,000
Construction loan others	-	-		-	-	4,255,692	4,255,692
Real Estate-Mortgage:
Mortgage 1-4 family	-	-		-	-	11,572,559	11,572,559
Real Estate	2,043,417	-		5,123,599	7,167,016	137,801,077	144,968,093
Real Estate - Ag	-	-		-	-	1,606,656	1,606,656
Home Equity loans	-	-		-	-	3,255,845	3,255,845
Consumer:
Auto	-	-		-	-	121,373	121,373
Consumer	-	-		-	-	445,287	445,287
Other	-	-		-	-	1,833,223	1,833,223
Total	$3,472,852	$-		$7,185,108	$10,657,960	$218,480,066	$229,138,026

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of December 31, 2010
Commercial:
Commercial and industrial	$51,135	$-	$-	$51,135	$22,283,620	$22,334,755
Commercial lines	-	-	747,054	747,054	21,806,591	22,553,645
Commercial guaranteed	556	-	-	556	1,404,916	1,405,472
Agricultural:
Agricultural	-	-	-	-	3,630,210	3,630,210
Agricultural Capital assets	-	-	-	-	673,445	673,445
Real Estate-Construction:					-	-
Construction	-	-	905,246	905,246	13,298,945	14,204,191
Construction 1-4 family	197,544	-	-	197,544	3,441,631	3,639,175
Construction loan others	-	-	-	-	5,593,716	5,593,716
Real Estate-Mortgage:
Mortgage 1-4 family	-	-	-	-	12,792,286	12,792,286
Real Estate	4,924	-	5,170,238	5,175,162	141,864,623	147,039,785
Real Estate - Ag	-	-	-	-	1,726,232	1,726,232
Home Equity loans	-	-	-	-	3,644,013	3,644,013
Consumer:
Auto	-	-	-	-	160,201	160,201
Consumer	-	-	-	-	446,960	446,960
Other	-	-	-	-	1,545,605	1,545,605
Total	$254,159	$-	$6,822,538	$7,076,697	$234,312,994	$241,389,691

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show information related to impaired loans for the period ended March 31, 2011 and for the year ended December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of March 31, 2011
With no related allowance recorded:
Commercial	$40,118	$40,118	$-	$41,585	$491
Real estate - construction	1,930,404	3,023,508	-	3,024,157	25,643
Real estate - mortgage	5,529,804	6,559,417	-	6,569,979	2,482

With an allowance recorded:
Commercial	$2,364,713	$2,464,418	$1,191,834	$2,943,824	$44,468
Real estate – construction	1,001,906	1,049,470	323,451	1,050,201	3,917
Real estate – mortgage	1,011,836	1,011,836	488,488	1,013,385	16,168

Total:
Commercial	$2,404,831	$2,504,536	$1,191,834	$2,985,409	$44,959
Real estate – construction	2,932,310	4,072,978	323,451	4,074,358	29,530
Real estate – mortgage	6,541,640	7,571,253	488,488	7,583,364	18,650

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
As of December 31, 2010
With no related allowance recorded:
Commercial	$790,042	$884,488	$-	$981,444	$3,111
Real estate - construction	764,604	1,854,589	-	1,857,234	103,874
Real estate - mortgage	4,219,223	5,182,771	-	5,226,383	119,642

With an allowance recorded:
Commercial	$2,322,025	$2,322,025	$1,013,683	$2,394,814	$139,083
Real estate – construction	1,012,238	1,050,946	260,283	1,077,766	24,756
Real estate – mortgage	2,375,818	2,411,734	509,537	2,428,367	88,045

Total:
Commercial	$3,112,067	$3,206,513	$1,013,683	$3,376,258	$142,194
Real estate – construction	1,776,842	2,905,535	260,283	2,935,000	128,630
Real estate – mortgage	6,595,041	7,594,505	509,537	7,654,750	207,687

The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

The Bank had eight loans totaling $5,736,843 considered to be troubled debt restructures at March 31, 2011 and eight loans totaling $5,755,761 considered to be troubled debt restructures at December 31, 2010.

Foregone interest on nonaccrual loans totaled $233,000, and $159,000 for the periods ended March 31, 2011 and 2010, respectively, and $1,153,000 for the year ended December 31, 2010.  There were no accruing loans past due 90 days or more at March 31, 2011 or December 31, 2010.

Index

6.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Furniture and equipment	$2,715,427	$2,646,895
Premises	6,555,730	6,581,465
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379
	10,939,878	10,897,081

Less accumulated depreciation and amortization	(2,519,842)	(2,386,393)
	$8,420,036	$8,510,688

7.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $36.6 million and $29.8 million and letters of credit of $375,000 and $275,000 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, consumer loan commitments, which are generally unsecured, represent approximately 15% of total commitments.  Agricultural loan commitments represent approximately 7% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 64% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 14% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2011 or December 31, 2010.

Index

8.	STOCK BASED COMPENSATION

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

During the three-month period ended March 31, 2011, the Company awarded 1,000 shares of restricted stock.  The restricted stock will vest in two-years from the date of grant.

In addition during the three-month period ended March 31, 2011 there were 2,000 incentive stock options and 8,000 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $8.20 per option.  There were no options granted during the three-month period ended March 31, 2010.

The fair value of each award granted is estimated on the grant date using the Black-Scholes option pricing model.  Fair value of the grant is based on the weighted-average assumptions show in the table below.

Three Months Ended March 31, 2011
Dividend yield	N/A
Expected option life	8.83 years
Expected volatility	46.9%
Risk-free interest rate	1.23%
Weighted average
Fair value of options granted	$5.27

The expected life of awards granted represents the period of time that awards are expected to be outstanding.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense is recognized over the vesting period on a straight line accounting basis.  Compensation cost related to stock options recognized in operating results was $58,121 and $12,482 for the three month periods ended March 31, 2011 and 2010, respectively.  The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows.  There were no excess tax benefits during the periods ended March 31, 2011 or 2010.

Index

8.	STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock option activity for the three months ended March 31, 2011:

	For the Three Months Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at December 31, 2010	57,766	$10.37
Options granted	2,000	8.20
Options outstanding at March 31, 2011	59,766	10.30	4.29 years	42,197
Options vested or expected to vest after March 31, 2011	51,250	10.03	4.35 years	$42,197
Options exercisable at March 31, 2011	48,084	9.48	3.70 years	$42,197

Nonstatutory:
Options outstanding at December 31, 2010	63,629	$11.02
Options granted	8,000	8.20
Options outstanding at March 31, 2011	71,629	10.71	4.06 years	22,241
Options vested or expected to vest after March 31, 2011	70,484	10.64	5.91 years	22,241
Options exercisable at March 31, 2011	69,425	10.63	3.97 years	22,241

(1) 57,296  non-statutory and 37,546 incentive options are excluded from intrinsic value from table above because the exercise price is greater than the stock price at March 31, 2011.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2011.  There were no options exercised during the three months ended March 31, 2011 and 2010. There were 10,000 options vested during the three month period ended March 31, 2011.  The total fair value of shares vested during the three months ended March 31, 2011 was $58,121.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of March 31, 2011, there was $62,861 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of .85 years and will be adjusted for subsequent changes in estimated forfeitures.

Index

9.	EARNINGS PER SHARE COMPUTATION

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

	For the Three Months Ended March 31,
	2011	2010
Net Income:
Net income	$624,964	$250,515
Dividends accrued and discounts
accreted on preferred shares	(101,467)	(103,749)
Net income available to common
shareholders	$523,497	$146,766
Earnings Per Share:
Basic earnings per share	$0.20	$0.06
Diluted earnings per share	$0.20	$0.06
Weighted Average Number of Shares Outstanding:
Basic shares	2,630,969	2,608,317
Diluted shares	2,637,555	2,610,362

There were 94,842 options excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2011 and 128,055 excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2010, respectively, as they were identified as anti-dilutive.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (loss).  The Company's only source of other comprehensive income (loss) is derived from unrealized gains and losses on available-for-sale investment securities.  The Company's comprehensive income was as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Net income	$624,964	$250,515
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale	(7,419)	97,790
investment securities, net of tax
Total other comprehensive income	$617,545	$348,305

Index

11.	INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2011.

12.	PREFERRED STOCK

On January 30, 2009, the Company entered into an agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000 and were recorded net of $25,783 in offering costs.  The Treasury exercised the Warrant immediately upon issuance.

The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Warrant Preferred pays cumulative dividends at a rate of 9% per annum until redemption.  The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (“Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

Index

12.	PREFERRED STOCK (continued)

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

13.	FAIR VALUE MEASUREMENT

Fair Value Hierarchy

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011 and December 31, 2010.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Index

13.	FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3

A Available-for-sale investment securities
D Debt securities:
U.S. Treasury securities	$2,845,000	$—	$2,845,000	$—
U.S. Government agencies	10,571,000	—	10,571,000	—
M Mortgage-backed securities:
U.S. Government agencies	15,109,000	—	15,109,000	—
Small Business Administration	13,917,000	—	13,917,000	—
Municipal securities	15,151,000	—	15,151,000	—
Total assets measured at fair value	$57,593,000	$—	$57,593,000	$—

	December 31, 2010
Description	Fair Value	Level 1	Level 2	Level 3

A Available-for-sale investment securities
D Debt securities:
U.S. Treasury securities	$3,800,000	$—	$3,800,000	$—
U.S. Government agencies	5,533,000	—	5,533,000	—
M Mortgage-backed securities:
U.S. Government agencies	12,770,000	—	12,770,000	—
Small Business Administration	14,577,000	—	14,577,000	—
Municipal securities	14,143,000	—	14,143,000	—
Total assets measured at fair value	$50,823,000	$—	$50,823,000	$—

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the three month period ended March 31, 2011 and year ended December 31, 2010, there were no transfers in or out of Levels 1, 2, or 3.

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

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2011 or December 31, 2010.

Index

13.	FAIR VALUE MEASUREMENT (Continued)

Assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 are summarized below:

	Fair Value Measurements at March 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans at:
Commercial	$2,274,000	$-	$-	$2,274,000	$(240,000)
Real estate – mortgage (1)	2,514,000	-	2,514,000	-	93,000
Real estate - construction	1,317,000	-	1,227,000	90,000	(74,000)
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
	$6,105,000	$-	$3,741,000	$2,364,000	$(221,000)

		Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Impaired loans at:
Commercial	$1,906,000	$-	$-	$1,906,000	$(69,000)
Real estate – mortgage (1)	3,021,000	-	3,021,000	-	472,000
Real estate - construction	2,460,000	-	2,296,000	164,000	(1,099,000)
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
	$7,387,000	$-	$5,317,000	$2,070,000	$(696,000)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  Therefore, the Company has categorized its impaired loans as level 2 and level 3.  Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  The recorded investment in impaired loans was $8,110,000 and $9,171,000 with a valuation allowance of $2,004,000 and $1,784,000 at March 31, 2011 and December 31, 2010, respectively.

The Company did not change the methodology used to determine fair value for any financial instruments during 2011.  Accordingly, for any given class of financial instruments, the Company transferred $599,000 between level 2 and level 3 during the three month period ended March 31, 2010.  There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2011.

Index

13.	FAIR VALUE MEASUREMENT (Continued)

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$41,741,484	$41,741,484	$32,667,967	$32,667,967
Available-for-sale
investment securities	57,593,000	57,593,000	50,823,000	50,823,000
Loans, net	221,872,154	218,904,187	234,304,310	231,913,397
Cash surrender value of life
insurance policies	6,693,126	6,693,126	6,627,060	6,627,060
Accrued interest receivable	1,194,058	1,194,058	1,209,657	1,209,657
FHLB stock	1,360,700	1,360,700	1,360,700	1,360,700

Financial liabilities:
Deposits	$296,671,612	$297,008,567	$294,277,800	$294,622,852
Long-term debt	2,509,626	2,811,545	2,561,650	2,847,132
Junior subordinated deferrable
interest debentures	3,093,000	804,180	3,093,000	804,180
Accrued interest payable	84,552	84,552	97,597	97,597

Index

14.	RECENT ACCOUNTING DEVELOPMENTS

New Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  ASU 2010-06 became effective for the Company’s financial statements as of December 31, 2010, except for the disclosure requirements related to the presentation of purchases, sales, issuances and settlements within Level 3, which were adopted by the Company on January 1, 2011.  The adoption of the remaining provisions of ASU 2010-06 and they did not have a material impact on the Company’s financial position, results of operations or cash flows.

Disclosures about Credit Quality

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses . ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.   ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011.  The adoption of the remaining provisions of ASU 2010-20 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This ASU provides for a more consistent application of the accounting guidance for troubled debt restructurings.  This ASU clarified guidance on a creditor’s evaluation of whether it has granted a concession to a borrower, and clarified guidance to determine if a borrower is experiencing financial difficulties.  This ASU also finalized the disclosures required in a creditor’s financial statements related to troubled debt restructurings.  This standard is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  Early adoption is permitted.  Management is assessing the impact this standard may have on the Company’s financial position, results of operations and cash flows.

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

Index

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in  Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Valley Commerce Bancorp’s Annual Report filed on form 10-K for the year ended December 31, 2010.

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

The Company earned net income of $625,000, or $0.20 per diluted share for the three months ended March 31, 2011, compared to $251,000 or $0.06 per diluted share for the three months ended March 31, 2010.  The annualized return on average assets was 0.73% for the three months ended March 31, 2011 and 0.30% for the same 2010 period.  The annualized return on average common shareholders’ equity for the three months ended March 31, 2011 and 2010 was 6.48% and 2.74%, respectively.  Net income for the three months ended March 31, 2011 increased from the comparable period in the prior year due to a $375,000 decrease in the provision for loan losses a $278,000 decrease in interest expense and a $50,000 decrease in non-interest expense.  These were offset by a $79,000 decrease in interest income and a $280,000 increase in the provision for income taxes.  At March 31, 2011, the Company’s total assets were $344.5 million, representing an increase of $3.0 million or 1% compared to December 31, 2010, and relatively unchanged from $344.6 million at March 31, 2010.  Total loans, net of the allowance for loan and lease losses, were $221.9 million at March 31, 2011, representing a decrease of $12.4 million or 5% compared to December 31, 2010, and a decrease of $13.2 million or 6% compared to March 31, 2010.  The decline in loan volume in both periods was primarily attributable to loan paydowns and fewer opportunities for commercial real estate mortgage lending due to economic uncertainty.

Total deposits were $296.7 million at March 31, 2011, representing an increase of $2.4 million or 0.8% compared to December 31, 2010, and a slight decrease of $1.7 million compared to March 31, 2010.  Brokered time deposits decreased to $9.0 million at March 31, 2011 from $9.1 million at December 31, 2010 and from $17.8 million at March 31, 2010.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.  The Company is presently utilizing brokered deposits to lessen the impact of rising interest rate scenario on its net interest margin.

At March 31, 2011, the Company’s Leverage Ratio was 12.2% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 17.0% and 18.2%, respectively.  At December 31, 2010, the Company’s Leverage Ratio was 12.1% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 16.2% and 17.5%, respectively.  The Leverage, Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratios at March 31, 2010 were 11.7%, 15.1% and 16.4%, respectively.  The Company’s capital ratios increased between March 31, 2011 and the December 31, 2010 as a result of net income earned during the period and a decrease in risk-weighted assets, primarily loans.  The Company’s capital ratios increased between March 31, 2011 and March 31, 2010 due to these same factors.

Index

Results of Operations for the Three Months Ended March 31, 2011

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

Average balances and weighted average yields and costs

	Three Months ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Due from banks	$32,304	$20	0.25%	$23,699	$14	0.24%
Available-for-sale investment securities:
Taxable	36,730	208	2.30%	26,555	183	2.79%
Exempt from Federal income taxes (1)	14,922	153	6.30%	15,341	156	6.25%
Total securities (1)	51,652	361	3.45%	41,896	339	4.06%
Loans (2) (3)	233,277	3,512	6.11%	240,645	3,618	6.10%
Total interest-earning assets (1)	317,233	3,893	5.08%	306,240	3,971	5.37%

Noninterest-earning assets, net of allowance for loan losses	29,385			36,487
Total assets	$346,618			$342,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$124,301	$153	0.50%	$124,203	$210	0.69%
Time deposits less than $100,000	22,248	56	1.02%	25,498	103	1.64%
Time deposits $100,000 or more	61,307	188	1.24%	71,427	349	1.98%
Total interest-bearing deposits	207,856	397	0.77%	221,128	662	1.21%
Long-term debt	2,530	32	5.13%	3,629	46	5.14%
Junior subordinated deferrable interest debentures	3,093	28	3.67%	3,093	27	3.54%
Total interest-bearing liabilities	213,479	457	0.87%	227,850	735	1.31%

Noninterest bearing deposits	90,373			75,319
Other liabilities	3,637			2,415
Total liabilities	307,489			305,584
Shareholders’ equity	39,129			37,143
Total liabilities and shareholders’ equity	$346,618			$342,727

Net interest income and margin (1)		$3,436	4.49%		$3,236	4.39%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received.  There was $233,000 and $159,000 in foregone interest on nonaccrual loans for the three-months ended March 31, 2011 and 2010, respectively and $743,000 for the twelve-month period ended December 31, 2010.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $123,000 and $138,000 for 2011 and 2010, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2011 and 2010.

Changes in net interest income due to changes in volumes and rates

	Three months ended March 31, 2011 vs. March 31, 2010. Increase (decrease) due to change in:
	Average Volume	Average Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$5	$1	$6
Investment securities
Taxable	70	(45)	25
Exempt from Federal income taxes	(6)	3	(3)
Total securities	64	(42)	22
Loans	(111)	5	(106)
Total interest income	(42)	(36)	(78)

(Decrease) increase in interest expense:
Other interest-bearing deposits	-	(57)	(57)
Time deposits less than $100,000	(13)	(34)	(47)
Time deposits $100,000 or more	(49)	(112)	(161)
Total interest-bearing deposits	(62)	(203)	(265)
Long-term debt	(14)	-	(14)
Junior subordinated deferrable interest debentures	-	1	1
Total interest expense	(76)	(202)	(278)
Increase in net interest income	$34	$166	$200

(1)           Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.4 million for the three-month period ended March 31, 2011 compared to $3.2 million for the same period of 2010, an increase of $200,000 or 6%.  Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $34,000, and changes in interest rates on these same accounts caused net interest income to increase by $166,000.

The increase in net interest income was caused by reduced cost of funds and was offset by decreases in average loan volume and declining yields on investment securities.  Despite a $7.4 million or 3% decrease in average loans, the Company’s interest income from loans decreased by only $106,000 as the average yield increased from 6.10% in the 2010 period to 6.11% in the 2011 period.  At March 31, 2011, approximately 68% of the Company’s loan portfolio was comprised of variable rate loans of which 48% were at their floor rate.

The decrease in the average yield earned on investment securities from 4.06% to 3.45% is due to purchases of  investments at relatively low yields and the call of relatively higher yielding investment securities.

Total interest income for the three-month periods ended March 31, 2011 and 2010 was $3.9 million and $4.0 million, respectively, a decrease of $78,000 or 2% which primarily resulted from decreases in the average balance of loans.

Index

The average rate paid on interest-bearing liabilities was 0.87% in the 2011 period compared to 1.31% in the 2010 period, a reduction of 44 basis points.  The decrease in the average rate paid on deposits was due to normal repricing and favorably priced deposit growth.  Average total interest-bearing liabilities in the 2011 period decreased by $14.3 million or 6% compared to the 2010 period.  This included increases in average other interest bearing deposits of $98,000 or 0.08%, a decrease of $13.4 million or 14% in average time deposits and a decrease of $1.1 million or 30% in the Company’s long-term debt.

The Company’s net interest margin on a taxable equivalent basis increased 10 basis points from 4.39% to 4.49% during the three month period ended March 31, 2011 compared to the same period in 2010.  The improvement in the Company’s net interest margin was primarily attributable to deposit repricings following a period of falling interest rates.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan and lease losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  A $225,000 loan loss provision was recorded during the three months ended March 31, 2011 compared to a $600,000 provision for the three-month period ended March 31, 2010.  Management determined the provision for loan losses for the period ended March 31, 2011 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the section below titled “Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2011 and 2010 totaled $327,000 and $296,000, respectively, an increase of $31,000 or 10%.  The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended March 31,
(in thousands)	2011	2010	Increase (Decrease)
Service charges	$169	$185	$(16)
Gain on sale of available-for-sale investment securities	14	-	14
Mortgage loan brokerage fees	22	6	16
Earnings on cash surrender value of life insurance policies	72	67	5
Other	50	38	12
Total non-interest income	$327	$296	$31

Service charges decreased by $16,000 due to rate decrease in the accounts subject to analysis charges and reductions in NSF and overdrafts.  Mortgage loan brokerage fees increased by $16,000 due to increased real estate loan underwriting fees.

Non-Interest Expense

For the quarters ended March 31, 2011 and 2010, non-interest expense totaled $2.6 million.  Salaries and employee benefits increased by $46,000 or 3%, due largely to the expense of stock options and restricted stock granted in the first quarter of 2011.  These increases were offset by decreases in FDIC deposit insurance of $81,000 or 32% due to assessment rate changes, professional and legal of $26,000 or 20% due to timing of audit costs, and occupancy and equipment of $18,000 or 5% due to the relocation of the Visalia branch and Administrative offices from leased facilities to a single bank-owned facility.

Index

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2011 and 2010:

                                                             Non-interest expense

	Three Months ended March 31,
(in thousands)	2011	2010	Increase (Decrease)
Salaries and employee benefits	$1,450	$1,404	$46
Occupancy and equipment	322	340	(18)
Assessment and insurance	172	253	(81)
Data processing	166	163	3
Professional and legal	103	129	(26)
Operations	98	89	9
Telephone and postal	64	52	12
Advertising and business development	51	56	(5)
Supplies	46	48	(2)
Other expenses	104	92	12
Total non-interest expense	$2,576	$2,626	$(50)

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2011 and 2010 was $337,000 and $56,000, respectively.  The effective tax rates for these periods were 35.0%, and 18.3%, respectively. The increase in the effective tax rate was primarily due to an increase in taxable revenues without a corresponding increase in revenues from tax exempt sources.

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

Index

The current investment portfolio has significant short and medium term cash flows from bond maturities and principal payments on mortgage backed securities.  These funds can be used to fund new loans or reinvest in securities and should permit the Company to take advantage of future market rate increases to increase the yields on both the loan and investment portfolios.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	March 31, 2011
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$2,915	$-	$(70)	$2,845
U.S. Government agencies
Mortgage-backed securities:	10,584	69	(82)	10,571
U.S. Government Agencies	14,938	248	(77)	15,109
Small Business Administration	13,716	201	-	13,917
Municipal securities	15,523	65	(437)	15,151
Total	$57,676	$583	$(666)	$57,593

	December 31, 2010
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$3,841	$15	$(56)	$3,800
U.S. Government agencies
Mortgage-backed securities:	5,538	56	(61)	5,533
U.S. Government agencies	12,577	261	(68)	12,770
Small Business Administration	14,387	202	(12)	14,577
Municipal securities	14,550	22	(429)	14,143
Total	$50,893	$556	$(626)	$50,823

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

Municipal Securities

At March 31, 2011, the Company had a total of 47 municipal securities with a remaining principal balance of $15,523,000 and a net unrealized loss of approximately $372,000.  Thirty of these securities account for $437,000 of the gross unrealized loss at March 31, 2011.  The Company continues to perform extensive analyses on these securities as well as all municipal securities.  By analyzing the specific securities, the Company has determined that there is no other-than-temporary impairment and as such, is not taking any action to write-down these securities.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future write-downs.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	March 31, 2011		December 31, 2010
Commercial	$41,636	18%	$46,294	19%
Real estate – mortgage (1)	161,403	69	165,202	68
Real estate – construction	19,838	9	23,437	10
Agricultural	3,861	2	4,304	2
Consumer and other	2,400	1	2,153	1
Subtotal	229,138	100%	241,390	100%
Deferred loan fees, net	(335)		(387)
Allowance for loan and lease losses	(6,931)		(6,699)
Total loans, net	$221,872		$234,304

(1) Consists primarily of commercial mortgage loans.

During the three months ended March 31, 2011, loans declined in the category of real estate – mortgage and commercial real estate-construction and agriculture.  The decline in loans was due to the volume of normal loan paydowns exceeding the volume of new loans originated by the Company and strong competition for new loan growth in the Company’s target markets.

Nonperforming Assets

There was $7.2 million in nonperforming assets at March 31, 2011 which represented 2.1% of total assets.  Non-performing assets at March 31, 2011 were comprised of ten nonaccrual loans for which management has established specific loss reserves of $2.0 million.  This compared to $6.8 million in non-performing assets at December 31, 2010, which represented 2.0% of total assets and $7.2 million in non-performing assets at March 31, 2010 which represented 2.1% of total assets.  Non-performing assets increased during 2011 primarily due to an additional loan being placed on nonaccrual status offset by principal payments received. There was $233,000 and $159,000 in foregone interest on nonaccrual loans for the three-months ended March 31, 2011 and 2010, respectively and $743,000 for the twelve-month period ended December 31, 2010.

The Company held no real estate acquired through foreclosure at March 31, 2011 or December 31, 2010.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full.  At March 31, 2011, the recorded investment in loans that were considered to be impaired totaled $11.9 million.  The specific allowance for loan and lease losses for impaired loans at March 31, 2011 totaled $2.0 million.  At December 31, 2010, the recorded investment in loans that were considered to be impaired totaled $11.5 million.  The specific allowance for loan and lease losses for impaired loans at December 31, 2010 totaled $1.8 million.

Index

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to provide for estimated credit losses that, as of the balance sheet date, it is probable the Company will incur.  Loans determined to be impaired are evaluated individually by management for determination of the specific loss, if any, that exists as of the balance sheet date.  In addition, reserve factors are assigned to currently performing loans based on historical loss rates as adjusted for current economic conditions, trends in the level and volume of past due and classified loans, and other qualitative factors.

The allowance for loan and lease losses totaled $6.9 million or 3.03% of total loans at March 31, 2011.  This compared to $6.8 million or 2.82% of total loans at March 31, 2010 and $6.7 million or 2.78% at December 31, 2010.   The Company recorded $7,000 in net recoveries during the three months ended March 31, 2011 compared to $8,000 in net charge-offs during the three months ended March 31, 2010 and net charge-offs of $1.6 million during the twelve months ended December 31, 2010.

The allowance for loan and lease losses is established through charges to earnings in the form of the provision for loan losses.  Loan losses are charged to and recoveries are credited to the allowance for loan and lease losses.  The allowance for loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans.  The adequacy of the allowance for loan and lease losses is based upon management's continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan and lease losses, independent credit reviews, current charges and recoveries to the allowance for loan and lease losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.  There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio.  The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

Index

The following table summarizes the changes in the allowance for loan and lease losses for the periods indicated:

Changes in allowance for loan and lease losses

(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Year Ended December 31, 2010

Ba Balance at beginning of period	$6,699	$6,231	$(6,231)
Ch Charge-offs:
Co Commercial and agricultural	-		(35)
Re Real estate mortgage	-		(1,530)
Re Real estate construction	-	-	-
Co Consumer	-	(12)	(28)
TT Total charge-offs	-	(12)	(1,593)
Re Recoveries:
Co Commercial and agricultural	7	4	11
Re Real estate mortgage	-	-	-
Re Real estate construction	-	-	-
Co Consumer	-	-	-
To Total recoveries	7	4	11
Ne Net recoveries/(charge-offs)	7	(8)	(1,582)
Pr Provision for loan and lease losses	225	600	2,050
B Balance at end of period	$6,931	$6,823	$6,699
Ne Net recoveries (charge-offs) to average loans outstanding	0.003%	(0.003)%	(0.65)%
Average loans outstanding	$233,647	$233,277	$243,519
En Ending allowance to total loans outstanding	3.03%	2.83%	2.78%

Premises and Equipment

(in thousands)	March 31, 2011	December 31, 2010

Furniture and Equipment	$2,715	$2,647
Premises	6,556	6,582
Leasehold Improvements	207	207
Land	1,461	1,461
	10,940	10,897

Less accumulated depreciation	(2,520)	(2,386)
Total Bank Premises and Equipment	$8,420	$8,511

Depreciation and amortization expense included in occupancy and equipment expense totaled $136,000 and $512,000 for the three month period ended March 31, 2011 and year ended December 31, 2010, respectively.

Index

Deposits

Total deposits were $296.7 million at March 31, 2011, a $2.4 million or 1% increase from the December 31, 2010 total of $294.3 million.  Interest-bearing and time deposits increased by $1.8 million or 2% and $3.6 million or 5%, respectively, during the three month period ended March 31, 2011.  Brokered deposits included in time deposits slightly decreased from $9.2 million at December 31, 2010 to $9.1 million at March 31, 2011. The Company presently utilizes brokered deposits to lessen the negative impact of a rising rate scenario on its net interest margin.  Non-interest bearing deposits decreased by $2.9  million or 3%, during the three-month period ended March 31, 2011, which reflects the normal seasonal pattern of depositors.

Total deposits at March 31, 2011 and December 31, 2010 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	March 31, 2011		December 31, 2010
Non-interest bearing	$88,266	30%	$91,203	31%
Interest bearing	121,289	41%	119,446	41%
Time deposits	78,053	26%	74,467	25%
Brokered deposits	9,063	3%	9,162	3%
Total Deposits	$296,671	100%	$294,278	100%

Federal Home Loan Bank Borrowings

The Company has utilized borrowings from the FHLB to fund asset growth during periods when market conditions for growing the deposit base were unfavorable. At March 31, 2011, the Company had outstanding long-term fixed rate debt from the Federal Home Loan Bank totaling $2.5 million and no short-term debt and at December 31, 2010, had long-term fixed rate debt totaling $2.6 million and no short-term debt.  At March 31, 2011, the weighted average rate on long-term borrowings was 5.13%. The remaining principal balance of long-term debt is scheduled to mature at various dates ending in January 2012.

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at March 31, 2011 was unchanged from December 31, 2010.  The rate of interest paid on these debentures was 3.67% at March 31, 2011 compared to 3.69% at December 31, 2010.

Capital Resources

The Company’s shareholders’ equity was $39.3 million at March 31, 2011 and $38.7 million at December 31, 2010.  The increase resulted from net income of $625,000 for the three months ended March 31, 2011.

Management considers capital needs as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

Index

The following table summarizes the Company’s risk-based capital ratios as of March 31, 2011 and December 31, 2010:

Capital and capital adequacy ratios

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$42,390	12.2%	$41,791	12.1%
Minimum regulatory requirement	$13,865	4.0%	$13,859	4.0%

Valley Business Bank	$42,143	12.2%	$41,663	12.0%
Minimum requirement for “Well- Capitalized” institution	$17,331	5.0%	$17,324	5.0%
Minimum regulatory requirement	$13,860	4.0%	$13,854	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$42,390	17.0%	$41,791	16.2%
Minimum regulatory requirement	$9,992	4.0%	$10,323	4.0%

Valley Business Bank	$42,143	16.9%	$41,663	16.2%
Minimum requirement for “Well- Capitalized” institution	$14,984	6.0%	$15,479	6.0%
Minimum regulatory requirement	$9,989	4.0%	$10,319	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$45,560	18.2%	$45,060	17.5%
Minimum regulatory requirement	$19,984	8.0%	$20,645	8.0%

Valley Business Bank	$45,312	18.1%	$44,931	17.4%
Minimum requirement for “Well- Capitalized” institution	$24,973	10.0%	$25,798	10.0%
Minimum regulatory requirement	$19,978	8.0%	$20,639	8.0%

At March 31, 2011 and December 31, 2009, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At March 31, 2011 and December 31, 2010, $3.0 million of trust preferred securities was included in Tier 1 Capital.

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets and serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at March 31, 2011 is an increase of approximately 300 basis points.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

VALLEY COMMERCE BANCORP

Date: May 16, 2011	By:	/s/ Allan W. Stone
Allan W. Stone
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer and Chief Operating Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications