Form 10-Q
period 2011-06-30
Valley Commerce Bancorp
filed 2011-08-12
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 W. Main Street
Visalia, California  93291
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
Yes  ☐   No  ☒

The number of shares outstanding of the issuer’s Common Stock was 2,762,723 as of August 15, 2011.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2011	December 31, 2010

Assets
Cash and due from banks	$24,426,384	$32,667,967
Available-for-sale investment securities, at fair value (Notes 3 and 13)	59,396,000	50,823,000
Loans, less allowance for loan and lease losses of $7,031,763 at June 30, 2011 and $6,698,952 at December 31, 2010 (Note 4, 5, and 13)	232,032,722	234,304,310
Bank premises and equipment, net (Note 6)	8,331,312	8,510,688
Cash surrender value of bank-owned life insurance	6,760,398	6,627,060
Accrued interest receivable and other assets	8,144,609	8,487,803

Total assets	$339,091,425	$341,420,828

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$91,153,586	$91,202,570
Interest-bearing	198,800,204	203,075,230
Total deposits	289,953,790	294,277,800
Accrued interest payable and other liabilities	3,029,018	2,738,686
Long-term debt	2,357,014	2,561,650
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	298,432,822	302,671,136

Commitments and contingencies (Note 7)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at June 30, 2011 and December 31, 2010 (Note 12)	7,860,300	7,821,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,762,723 shares at June 30, 2011 and 2,630,480 shares at December 31, 2010	27,402,563	26,137,158
Retained earnings	4,886,393	4,831,883
Accumulated other comprehensive income (loss), net of taxes (Note 3 and 10)	509,347	(41,149)
Total shareholders’ equity	40,658,603	38,749,692

Total liabilities and shareholders’ equity	$339,091,425	$341,420,828

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$3,421,278	$3,782,428	$6,933,030	$7,400,253
Interest on investment securities:
Taxable	263,475	190,070	470,937	372,906
Exempt from Federal income taxes	170,552	158,837	323,693	315,283
Interest on deposits in banks	13,634	18,411	33,933	32,751
Total interest income	3,868,939	4,149,746	7,761,593	8,121,193

Interest Expense:
Interest on deposits	383,019	651,640	780,587	1,313,272
Interest on long-term debt	30,916	48,333	62,709	94,612
Interest on junior subordinated deferrable interest debentures	27,989	28,137	55,842	55,617
Total interest expense	441,924	728,110	899,138	1,463,501

Net interest income before provision for loan losses	3,427,015	3,421,636	6,862,455	6,657,692

Provision for loan losses	-	650,000	225,000	1,250,000
Net interest income after provision for loan losses	3,427,015	2,771,636	6,637,455	5,407,692

Non-Interest Income:
Service charges	177,203	202,497	346,298	387,398
Gain on sale of available-for-sale investment securities, net	23,846	-	37,466	-
Mortgage loan brokerage fees	7,336	1,924	29,119	7,921
Earnings on cash surrender value of life insurance policies	73,391	78,949	145,842	146,456
Other	51,942	45,540	101,772	83,576
Total non-interest income	333,718	328,910	660,497	625,351

Non-Interest Expense:
Salaries and employee benefits	1,322,843	1,322,857	2,772,998	2,726,758
Occupancy and equipment	348,323	322,584	669,786	662,194
Other	813,285	798,859	1,617,922	1,681,330
Total non-interest expense	2,484,451	2,444,300	5,060,706	5,070,282

Income before provision for income taxes	1,276,282	656,246	2,237,246	962,761

Provision for income taxes	417,000	183,000	753,000	239,000

Net income	$859,282	$473,246	$1,484,246	$723,761
Dividends accrued and discount accreted on preferred Shares	(106,053)	(98,387)	(207,519)	(193,569)
Net income available to common shareholders	$753,229	$374,859	$1,276,727	$530,192

Basic earnings per share (Notes 2 and 6)	$0.27	$0.14	$0.46	$0.19

Diluted earnings per share (Notes 2 and 6)	$0.27	$0.14	$0.46	$0.19

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$1,484,246	$723,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225,000	1,250,000
(Decrease) increase in deferred loan origination fees, net	(72,061)	1,869
Depreciation	272,395	249,071
Gain on sale of available-for-sale investment securities, net	(37,466)	-
Amortization of premiums on investment securities, net	201,877	147,575
Increase in cash surrender value of bank-owned life insurance	(133,338)	(136,148)

Stock-based compensation expense	84,219	26,256
(Gain) loss on disposition of premises and equipment	(158)	5,544
Decrease in accrued interest receivable and other assets	409,834	758,582
(Decrease) increase in accrued interest payable and other liabilities	(65,822)	379,506
Net cash provided by operating activities	2,368,726	3,406,016

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	20,000	-
Proceeds from sales of available-for-sale investment securities	5,910,430	-
Purchases of available-for-sale investment securities	(16,341,087)	(5,096,574)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	2,608,669	3,233,255
Purchase of Federal Home Loan Bank Stock, net	(95,600)	(241,700)
Net increase (decrease) in loans	2,118,836	(10,535,250)
Purchase of premises and equipment	(93,461)	(763,991)
Proceeds from sale of premises and equipment	600	-
Net cash used in investing activities	(5,871,613)	(13,404,260)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Six Months
	Ended June 30,
	2011	2010

Cash Flows from Financing Activities:
Net (decrease) increase in noninterest-bearing and interest-bearing deposits	$(1,819,531)	$1,423,133
Net decrease in time deposits	(2,504,480)	(1,766,409)
Cash dividends paid on preferred stock	(207,520)	(210,992)
Principal payments on long-term debt	(204,636)	(998,036)
Cash paid to repurchase fractional shares	(2,529)	-
Net cash used in financing activities	(4,738,696)	(1,552,304)

Decrease in cash and cash equivalents	(8,241,583)	(11,550,548)
Cash and Cash Equivalents at Beginning of Year	32,667,967	39,077,786
Cash and Cash Equivalents at End of Period	$24,426,384	$27,527,238

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$905,906	$1,478,735
Income taxes	$785,000	$-

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	$935,423	$441,256
Non-Cash Financing Activities:
Accrued dividends on preferred stock	$207,520	$210,992

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

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.  All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2011 and December 31, 2010, the results of its operations for the three and six month periods ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

On May 24, 2011 the Company declared a 5% stock dividend payable on June 28, 2011 for all shareholders of record on June 14, 2011.  All earnings per share and per share amounts have been retroactively adjusted to reflect the stock dividend.

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The investment portfolio consists entirely of investment securities that were classified as available for sale at date of acquisition.  The Company has established investment policies that are designed primarily to manage interest rate and liquidity risk, and secondarily to achieve income.  Each investment security is evaluated quarterly for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	June 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value

Debt securities:
U.S. government agencies	$11,528,635	$233,996	$(4,631)	$11,758,000
Mortgage-backed securities:
U.S. government agencies	17,323,510	412,421	(10,931)	17,725,000
Small Business Administration	13,242,542	227,458	13,470,000
Municipal securities	16,435,812	232,112	(224,924)	16,443,000

	$58,530,499	$1,105,987	$(240,486)	$59,396,000

Net unrealized gains on available-for-sale investment securities totaling $865,501 were recorded, net of $356,154 in income taxes, as accumulated other comprehensive income within shareholders' equity at June 30, 2011.  Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended June 30, 2011 totaled $4,966,930 and $23,846, respectively.  Proceeds and gross realized gains from the sale of available-for-sale investment securities for the six month period ended June 30, 2011 totaled $5,910,430 and $37,466, respectively.  There were no investment securities sold at a loss during the six months ended June 30, 2010.

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Estimated Unrealized Losses	Fair Value

Debt securities:
U.S. Treasury securities	$3,841,257	$14,597	$(55,854)	$3,800,000
U.S. government agencies	5,538,062	56,069	(61,131)	5,533,000
Mortgage-backed securities:
U.S. government agencies	12,576,534	260,768	(67,302)	12,770,000
Small Business Administration	14,387,246	201,758	(12,004)	14,577,000
Municipal securities	14,549,823	22,643	(429,466)	14,143,000
	$50,892,922	$555,835	$(625,757)	$50,823,000

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized losses on available-for-sale investment securities totaling $69,922 were recorded, net of $28,773 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2010.  There were no securities sold during the six-month period ended June 30, 2010.

Investment securities with unrealized losses at June 30, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. government agencies	$803,000	$(4,631)	$-	$-	$803,000	$(4,631)
Mortgage-backed securities:
U.S. government agency	3,021,000	(10,931)	-	-	3,021,000	(10,931)
Municipal securities	3,625,000	(76,352)	2,293,000	(148,572)	5,918,000	(224,924)
	$7,449,000	$(91,914)	$2,293,000	$(148,572)	$9,742,000	$(240,486)

Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. treasuries	$2,857,000	(55,854)	-	-	$2,857,000	(55,854)
U.S. government agencies	2,079,000	(61,131)	-	-	2,079,000	(61,131)
Mortgage-backed securities:
U.S. government agencies	5,007,000	(67,302)	-	-	5,007,000	(67,302)
Small business administration	1,936,000	(10,413)	821,000	(1,591)	2,757,000	(12,004)
Municipal securities	8,712,000	(172,566)	2,174,000	(256,900)	10,886,000	(429,466)
	$20,591,000	$(367,266)	$2,995,000	$(258,491)	$23,586,000	$(625,757)

Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  As of June 30, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had other-than-temporary impairment (OTTI).  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery.  Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2011 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies.  For those bonds that were municipal debt securities, the Company conducted a search for any recent information relevant to the financial condition of the municipality and any applicable municipal bond insurance provider.

OTTI that is credit-related is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income.  An unrealized loss may eventually be realized if it is probable that either (1) the Company will not collect the entire contractual or estimated cash flow from that interest, or (2) the Company lacks the intent and ability to hold the interest until it is expected to recover.  As discussed below, the Company’s impairment analysis as of June 30, 2011 resulted in all unrealized losses in the investment portfolio being recognized in other comprehensive income.

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S government agencies

At June 30, 2011, the Company held 12 U.S. government agencies of which one was in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in U.S. government agencies were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed Securities

At June 30, 2011, the Company held 31 mortgage-backed obligations of which three were in a loss position for less than twelve months and none were in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Municipal Securities

At June 30, 2011, the Company held 48 obligations of states and political subdivision securities of which ten were in a loss position for less than twelve months and eight were in a loss position and had been in a loss position for twelve months or more.  Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market and changes in market interest rates.  All of these securities have continued to pay as scheduled despite their impairment due to current market conditions and there has been no observable deterioration in the credit rating or financial performance of the underlying municipality that in the opinion of management would impact the ultimate repayment of the security.

Municipal securities with unrealized losses as of June 30, 2011 are summarized in the table below.

			Unrealized
	Book	Market	Gain		State		Moody’s	S&P
Description	Value	Value	(Loss)	Type	Issued	Issuer	Rating	Rating

Alisal USD	$304,473	$281,460	$(23,013)	GO	CA	MBIA	A1	A
Barstow USD	413,875	401,460	(12,415)	GO	CA	MBIA	A1	NR
Big Bear Lake	240,000	215,359	(24,641)	REV	CA	AMBAC	WR	NR
Big Bear Lake	249,161	224,333	(24,828)	REV	CA	AMBAC	WR	NR
El Rancho USD	403,450	403,264	(186)	GO	CA	FGIC	WR	NR
Fort Bragg USD	222,326	200,390	(21,936)	ZGO	CA	FGIC	WR	A
Gonzales USD	180,302	160,553	(19,749)	ZGO	CA	FSA	Aa3	AA+
Mountain View SD	410,455	406,932	(3,523)	GO	CA	MBIA	Baa1	A+
Oroville ESD	368,334	335,861	(32,448)	ZGO	CA	FGIC	WR	A+
Pacific Grove USD	470,505	459,620	(10,885)	GO	CA	XLCA	WR	AA
Rancho Mirage PWRS	242,467	239,215	(3,252)	REV	CA	AMBAC	Aa2	NR
Rocklin USD	313,718	312,922	(796)	ZGO	CA	FSA	Aa2	AA+
Clinton-McComb P Lib	419,443	413,427	(6,016)	GO	MI	XLCA	WR	AA-
Wapakoneta SWR	400,000	396,392	(3,608)	REV	OH	AMBAC	WR	NR
North Sewickley TWP	300,000	267,594	(32,406)	REV	PA	XLCA	WR	NR
Hunters Glen MUD	276,287	276,185	(102)	GO	TX	FSA	Aa3	NR
Ingleside ISD	412,284	408,288	(3,996)	GO	TX	PSF	NR	AAA
Progreso ISD	515,869	514,745	(1,124)	GO	TX	PSF	Aaa	NR
	$6,142,949	$5,918,000	$(224,924)

Index

3.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Management’s periodic evaluation of municipal investments includes a determination that a withdrawn rating (WR) or no rating (NR) by a rating agency is not attributable to increased credit risk.  The Company has established risk parameters within its investment policy that limits the Company’s exposure to the municipal market and serves to promote diversification and low risk within the municipal segment of the portfolio.  Municipal investment purchases are designed primarily to manage interest rate risk and secondarily to achieve income.  In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity.  Therefore, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The amortized cost and estimated fair value of investment securities at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Within one year	$-	$-
After one year through five years	8,830,526	8,987,000
After five years through ten years	3,630,183	3,594,000
After ten years	15,503,738	15,620,000
	27,964,447	28,201,000
Investment securities not due at a single
maturity date:
Mortgage-backed securities	30,566,052	31,195,000

	$58,530,499	$59,396,000

There were $38,481,000 and $41,476,000 of investment securities pledged to secure public deposits at June 30, 2011 and December 31, 2010, respectively.

4.	LOANS

Outstanding loans are summarized below, in thousands:

	June 30, 2011	December 31, 2010
Commercial	$50,111,378	$46,293,872
Real estate – mortgage	162,223,513	165,202,316
Real estate – construction	20,373,052	23,437,082
Agricultural	4,420,746	4,303,655
Consumer	2,250,166	2,152,766
	239,378,855	241,389,691

Deferred loan fees, net	(314,370)	(386,429)
Allowance for loan and lease losses	(7,031,763)	(6,698,952)
	$232,032,722	$234,304,310

Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$6,930,851	$6,822,349	$6,698,952	$6,231,065

Provision charged to operations	-	650,000	225,000	1,250,000
Losses charged to allowance	(4,356)	(35,693)	(4,356)	(48,048)
Recoveries	105,268	3,000	112,167	6,639
Balance, end of period	$7,031,763	$7,439,656	$7,031,763	$7,439,656

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the allocation of the allowance for loan and lease losses at June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 by portfolio segment and by impairment methodology:

As of and for the three months ended June 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Unallocated	Total

Allowance for Loan and Lease Losses

Balance, beginning of period	$2,773,473	$698,069	$3,341,076	$45,320	$72,914	$-	$6,930,852
Losses charged to the allowance	(4,356)	-	-	-	-	-	(4,356)
Recoveries on loans and leases
previously charged-off	5,277	99,990	-	-	-		105,267
Provision charged to operations	-	-	-	-	--		-
Balance, end of period	$2,774,394	$798,059	$3,341,076	$45,320	$72,914	$-	$7,031,763

As of and for the period ended June 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Unallocated	Total

Allowance for Loan and Lease Losses

Balance, beginning of period	$2,641,106	$608,792	$3,327,863	$40,409	$80,782	$-	$6,698,952
Losses charged to the allowance	(4,356)	-	-	-	-	-	(4,356)
Recoveries on loans and leases
previously charged-off	12,177	99,990					112,167
Provision charged to operations	125,467	89,277	13,213	4,911	(7,868)		225,000
Balance, end of period	$2,774,394	$798,059	$3,341,076	$45,320	$72,914	$-	$7,031,763

Individually evaluated
for impairment	$1,197,282	$488,927	$301,852	$-	$-	$-	$1,988,061
Collectively evaluated
for impairment	1,577,112	309,132	3,039,224	45,320	72,914	-	5,043,702
Total	$2,774,394	$798,059	$3,341,076	$45,320	$72,914	$-	$7,031,763

Loans

Ending balance	$50,111,378	$162,223,513	$20,373,052	$4,420,746	$2,250,166		$239,378,855

Ending balance: individually
evaluated for impairment	$2,736,316	$9,139,305	$4,067,686	$-	$-		$15,943,307

Ending balance: collectively
evaluated for impairment	$47,375,062	$153,084,208	$16,305,366	$4,420,746	$2,250,166		$223,435,548

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

As of December 31, 2010

		Real	Real
		Estate -	Estate -		Consumer
	Commercial	Mortgage	Construction	Agricultural	And Other	Unallocated	Total

Allowance for Loan and Lease Losses

Ending balance allocated
to portfolio segments	$2,641,106	$608,792	$3,327,863	$80,782	$40,409	$-	$6,698,952

Ending balance: individually
evaluated for impairment	$1,430,562	$92,658	$260,283	$-	$-	$-	$1,783,503

Ending balance: collectively
evaluated for impairment	$1,210,544	$516,134	$3,067,580	$80,782	$40,409	$-	$4,915,449

Loans

Ending balance	$46,293,872	$165,202,316	$23,437,082	$4,303,655	$2,152,766	$-	$241,389,691

Ending balance: individually
evaluated for impairment	$3,112,068	$1,776,842	$6,595,040	$-	$-	$-	$11,483,950

Ending balance: collectively
evaluated for impairment	$43,181,804	$163,425,474	$16,842,042	$4,303,655	$2,152,766	$-	$229,905,741

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Credit Quality Indicators

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and by the Company's regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings are grouped into five major categories as follows:  Pass, Watch, Special Mention, Substandard and Doubtful.

The following table shows the loan portfolio allocated by management's internal risk ratings at June 30, 2011 and December 31, 2010:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade

As of June 30, 2011	Commercial	Real Estate - Mortgage	Real Estate - Construction	Consumer and Other	Agriculture	Total

Grade:
Pass	$36,427,078	$127,969,897	$6,002,458	$2,214,879	$4,247,562	$176,861,874
Watch	605,753	4,413,456	9,342,142	-	-	14,361,351
Special Mention	8,178,502	11,448,054	1,343,667	-	173,184	21,143,407
Substandard	4,900,045	18,392,106	3,684,785	35,287	-	27,012,223
Doubtful	-	-	-	-	-	-
Total	$50,111,378	$162,223,513	$20,373,052	$2,250,166	$4,420,746	$239,378,855

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade

As of December 31, 2010	Commercial	Real Estate -Mortgage	Real Estate -Construction	Consumer and Other	Agriculture	Total

Grade:
Pass	$31,512,542	$132,778,115	$7,246,462	$1,967,364	$4,116,617	$177,621,100
Watch	3,908,958	6,672,747	7,052,354	148,659	187,038	17,969,756
Special Mention	5,240,543	8,589,322	1,439,667	-	-	15,269,532
Substandard	5,631,829	17,162,132	7,698,599	36,743	-	30,529,303
Doubtful	-	-	-	-	-	-
Total	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show an aging analysis of the loan portfolio at June 30, 2011 and December 31, 2010:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of June 30, 2011

Commercial:
Commercial and industrial	$37,248	$-	$1,083,976	$1,121,224	$19,382,543	$20,503,767
Commercial lines	250,000	-	-	250,000	27,774,914	28,024,914
Commercial guaranteed	-	-	-	-	1,582,697	1,582,697
Agricultural:
Agricultural	-	-	-	-	3,834,299	3,834,299
Agricultural Capital assets	-	-	-	-	586,447	586,447
Real Estate-Construction:
Construction	-	-			12,592,008	12,592,008
Construction 1-4 family	-	-	748,172	748,172	2,480,032	3,228,204
Construction loan others	232,135	-	1,287,363	1,519,498	3,033,342	4,552,839
Real Estate-Mortgage:
Mortgage 1-4 family	-	-	-	-	10,844,471	10,844,471
Real Estate	1,156,165	-	5,792,358	6,948,522	139,299,536	146,248,058
Real Estate - Ag	-	-	-	-	1,586,786	1,586,786
Home Equity loans	-	-	-	-	3,544,198	3,544,198
Consumer:
Auto	-	-	-	-	121,580	121,580
Consumer	-	-	-	-	411,365	411,365
Other	-	-	-	-	1,717,222	1,717,222
Total	$1,675,548	$-	$8,911,869	$10,587,416	$228,791,439	$239,378,855

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of December 31, 2010

Commercial:
Commercial and industrial	$51,135	$-	$-	$51,135	$22,283,620	$22,334,755
Commercial lines	-	-	747,054	747,054	21,806,591	22,553,645
Commercial guaranteed	556	-	-	556	1,404,916	1,405,472
Agricultural:
Agricultural	-	-	-	-	3,630,210	3,630,210
Agricultural Capital assets	-	-	-	-	673,445	673,445
Real Estate-Construction:					-	-
Construction	-	-	905,246	905,246	13,298,945	14,204,191
Construction 1-4 family	197,544	-	-	197,544	3,441,631	3,639,175
Construction loan others	-	-	-	-	5,593,716	5,593,716
Real Estate-Mortgage:
Mortgage 1-4 family	-	-	-	-	12,792,286	12,792,286
Real Estate	4,924	-	5,170,238	5,175,162	141,864,623	147,039,785
Real Estate - Ag	-	-	-	-	1,726,232	1,726,232
Home Equity loans	-	-	-	-	3,644,013	3,644,013
Consumer:
Auto	-	-	-	-	160,201	160,201
Consumer	-	-	-	-	446,960	446,960
Other	-	-	-	-	1,545,605	1,545,605
Total	$254,159	$-	$6,822,538	$7,076,697	$234,312,994	$241,389,691

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show information related to impaired loans for the period ended June 30, 2011 and for the year ended December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans as of June 30, 2011

With no related allowance recorded:
Commercial	$266,244	$366,236	$-	$1,470,817	$919
Real estate - mortgage	7,047,502	8,130,369	-	7,403,545	10,820
Real estate - construction	1,925,888	3,022,150	-	3,023,447	51,795

With an allowance recorded:
Commercial	$2,368,453	$2,370,080	$1,197,282	$2,352,302	$76,117
Real estate – mortgage	1,008,938	1,008,936	488,927	1,011,771	32,642
Real estate – construction	980,308	1,045,536	301,852	1,048,962	5,794

Total:
Commercial	$2,634,697	$2,736,316	$1,197,282	$3,823,119	$77,036
Real estate – mortgage	8,056,440	9,139,305	488,927	8,415,316	43,462
Real estate – construction	2,906,196	4,067,686	301,852	4,072,409	57,589

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans as of December 31, 2010

With no related allowance recorded:
Commercial	$790,042	$884,488	$-	$981,444	$3,111
Real estate - mortgage	4,219,223	5,182,771	-	5,226,383	119,642
Real estate - construction	764,604	1,854,589	-	1,857,234	103,874

With an allowance recorded:
Commercial	$2,322,026	$2,322,025	$1,430,562	$2,394,814	$139,083
Real estate – mortgage	2,375,818	2,411,734	92,658	2,428,367	88,045
Real estate – construction	1,012,238	1,050,946	260,283	1,077,766	24,756

Total:
Commercial	$3,112,068	$3,206,513	$1,430,562	$3,376,258	$142,194
Real estate – mortgage	6,595,040	7,594,505	92,658	7,654,750	207,687
Real estate – construction	1,776,842	2,905,535	260,283	2,935,000	128,630

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

A summary of troubled debt restructured loans is set forth below:

Dollars in thousands
	June 30, 2011		December 31, 2010
	Amount	No. of Loans	Amount	No. of Loans

Nonperforming Loans	$4,403,916	4	$4,431,413	4
Performing Loans	$1,404,193	6	$1,324,348	4

Total troubled debt restructured loans	$5,808,109	10	$5,755,761	8

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months’ deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof.  Of the ten loans identified as troubled debt restructures at June 30, 2011, five were granted deferral of principal payments, two had interest rate reductions and lengthened amortization, one had deferral of principal payment and a rate reduction, and two had lengthened amortization.    When a loan becomes a troubled debt restructure, it is normally placed in nonaccrual status until it is evident that the borrower will perform at the modified terms.  The Company’s policy is to require satisfactory payments for a six month period before the loan will be considered for reinstatement to accrual status.  The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

A summary of modified loans that do not meet the definition of troubled debt restructures is set forth below:

June 30, 2011

Commercial	$835,278
Real Estate-Mortgage	10,945,823
Real Estate-Construction	-
Agricultural	-
Consumer and Other	-

Total	$11,781,101

The Bank has granted concessions on loans that do not meet the definition of a troubled debt restructure.  The loan terms were modified due to competitive pressures.  The customers involved were highly creditworthy and were determined by management to be likely and able to move their business to a competing financial institution if their loan terms were not modified.

Foregone interest on nonaccrual loans totaled $468,737 and $250,593 for the periods ended June 30, 2011 and 2010, respectively, and $1,153,000 for the year ended December 31, 2010.  There were no accruing loans past due 90 days or more at June 30, 2011 or December 31, 2010.

Index

6.	BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Furniture and equipment	$2,722,250	$2,646,895
Premises	6,595,672	6,581,465
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379
	10,986,643	10,897,081

Less accumulated depreciation and amortization	(2,655,331)	(2,386,393)
	$8,331,312	$8,510,688

7.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business.  In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $25.9 million and $29.8 million and letters of credit of $475,000 and $275,000 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, consumer loan commitments, which are generally unsecured, represent approximately 9% of total commitments.  Agricultural loan commitments represent approximately 9% of total commitments and are generally secured by crops and/or real estate.  Commercial loan commitments represent approximately 60% of total commitments and are generally secured by various assets of the borrower.  Real estate loan commitments represent the remaining 22% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%.  In addition, the majority of the Bank’s commitments have variable interest rates.  Total commitments do not necessarily represent future cash requirements.  Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis.  Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party.  These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature.  Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2011 or December 31, 2010.

Index

8.	STOCK BASED COMPENSATION

The Company has two active share based compensation plans; the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”) for which 101,300 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements and the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (“Prior Plan”) for which 159,010 shares of common stock are reserved for issuance, however, no further grants may be made under this plan as it expired in February 2007.  The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants.  The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value.  The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

During the six-month period ended June 30, 2011, the Company awarded 1,000 shares of restricted stock.  The restricted stock will vest in two-years from the date of grant.

In addition during the six-month period ended June 30, 2011 there were 2,100 incentive stock options and 8,400 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $7.81 per option.  There were no options granted during the six-month period ended June 30, 2010.  There were no stock options issued in the three month period ended June 30, 2011 or 2010.

The fair value of each award granted is estimated on the grant date using the Black-Scholes option pricing model.  Fair value of the grant is based on the weighted-average assumptions show in the table below.

Six Months Ended
June 30, 2011
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

Compensation expense is recognized over the vesting period on a straight line accounting basis.  Compensation cost related to stock options recognized in operating results was $84,219and $26,256 for the six month periods ended June 30, 2011 and 2010, respectively.  The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows.  There were no excess tax benefits during the periods ended June 30, 2011 or 2010.

Index

8.	STOCK BASED COMPENSATION (Continued)

The following table summarizes information about stock option activity for the six months ended June 30, 2011:

	For the Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at January 1, 2011	60,641	$9.88
Options granted	2,100	7.81
Options exercised
Options cancelled	(1,158)	12.53
Options outstanding at June 30, 2011	61,583	9.76	4.00 years	$54,199	(1)
Options vested or expected to vest after June 30, 2011	50,469	9.10	3.41 years	$54,199	(1)
Options exercisable at June 30, 2011	49,782	9.10	3.41 years	$54,199	(1)

Nonstatutory:
Options outstanding at January 1, 2011	66,803	$10.50
Options granted	8,400	7.81
Options exercised
Options cancelled
Options outstanding at June 30, 2011	75,203	10.20	3.81 years	$24,672	(1)
Options vested or expected to vest after June 30, 2011	73,684	10.13	3.72 years	$24,672	(1)
Options exercisable at June 30, 2011	72,889	10.13	3.72 years	$24,672	(1)

(1) 60,154 non-statutory options and 38,255 incentive options are excluded from intrinsic value from table above because the exercise price is greater than the stock price at June 30, 2011.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2011.  There were no options exercised during the six months ended June 30, 2011 and 2010.  The total fair value of shares vested during the three months ended June 30, 2011 and 2010 was $0 and $38,994, respectively.  The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $173,386 and $139,141, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.  As of June 30, 2011, there was $99,950 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The cost is expected to be realized over a weighted average period of three months and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net Income:
Net income	$859,282	$473,246	$1,484,246	$723,761
Dividends accrued and discounts
accreted on preferred shares	(106,053)	(98,387)	(207,519)	(193,569)
Net income allocated to common
shareholders	$753,229	$374,859	$1,276,727	$530,192
Earnings Per Share:
Basic earnings per share	$0.27	$0.14	$0.46	$0.19
Diluted earnings per share	$0.27	$0.14	$0.46	$0.19
Weighted Average Number of Shares Outstanding:
Basic shares	2,762,723	2,739,560	2,762,469	2,739,560
Diluted shares	2,774,847	2,742,625	2,771,802	2,743,007

All earnings per share and weighted-average share amounts in the above table have been restated to reflect the 5% stock dividend in June 2011.  There were 98,409 options excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2011, respectively, and 108,589 excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2010, respectively, as they were identified as anti-dilutive.

10.	COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income.  The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale.  The Company's comprehensive income was as follows:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income	$859,282	$473,246	$1,484,246	$723,761
Other comprehensive income:
Unrealized holding gain on available-for-sale
investment securities, net of tax	557,915	161,888	550,496	259,678
Total other comprehensive income	$1,417,197	$635,134	$2,034,742	$983,439

Index

11.	INCOME TAXES

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2011.

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

The Series B Preferred Stock Qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Warrant Preferred pays cumulative dividends at a rate of 9% per annum until redemption.  The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (” Qualified Equity Offering”).  The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011.  The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government agencies	$11,758,000	$—	$11,758,000	$—
Mortgage-backed securities:
U.S. Government agencies	17,725,000	—	17,725,000	—
Small Business Administration	13,470,000	—	13,470,000	—
Municipal securities	16,443,000	—	16,443,000	—
Total assets measured at fair value	$59,396,000	$—	$59,396,000	$—

	December 31, 2010
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Treasury securities	$3,800,000	$—	$3,800,000	$—
U.S. Government agencies	5,533,000	—	5,533,000	—
Mortgage-backed securities:
U.S. Government agencies	12,770,000	—	12,770,000	—
Small Business Administration	14,577,000	—	14,577,000	—
Municipal securities	14,143,000	—	14,143,000	—
Total assets measured at fair value	$50,823,000	$—	$50,823,000	$—

Index

13.	FAIR VALUE MEASUREMENT (Continued)

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities.  During the six month period ended June 30, 2011 and year ended December 31, 2010, there were no transfers in or out of Levels 1, 2, or 3.

The fair value of investment securities available for sale equals quoted market price, if available.  If quoted market prices for identical securities are not available then fair value are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows.  The Company has categorized all of its investment securities available-for-sale as level 2, since U.S. Agency MBS are mainly priced in this manner.  Changes in fair market value are recorded in other comprehensive income.

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2011 or December 31, 2010.

Assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 are summarized below:

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans at:
Commercial	$1,171,000	$-	$-	$1,171,000	$(255,000)
Real estate – mortgage	3,467,000	-	2,947,000	520,000	193,000
Real estate - construction	1,317,000	-	1,227,000	90,000	(42,000)
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
	$5,955,000	$-	$4,174,000	$1,781,000	$(104,000)

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans at:
Commercial	$1,906,000	$-	$-	$1,906,000	$(69,000)
Real estate – mortgage	3,021,000	-	3,021,000	-	472,000
Real estate - construction	2,460,000	-	2,296,000	164,000	(1,099,000)
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
	$7,387,000	$-	$5,317,000	$2,070,000	$(696,000)

Index

13.	FAIR VALUE MEASUREMENT (Continued)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral.  Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell.  Therefore, the Company has categorized its impaired loans as level 2 and level 3.  The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals.  Impaired loans with current appraisals that have been discounted to liquidation value through additional market research of comparable properties are included in Level 2, while appraisals that are not adjusted in this manner or which are based on projections of cash flows are included in Level 3.  Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income.  The recorded investment in impaired loans was $7,943,000 and $9,171,000 with a valuation allowance of $1,988,000 and $1,784,000 at June 30, 2011 and December 31, 2010, respectively.

The Company did not change the methodology used to determine fair value for any financial instruments during 2011.  There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended June 30, 2011.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$24,426,384	$24,426,384	$32,667,967	$32,667,967
Available-for-sale
investment securities	59,396,000	59,396,000	50,823,000	50,823,000
Loans, net	232,032,722	228,435,085	234,304,310	231,913,397
Cash surrender value of life
insurance policies	6,760,398	6,6760,398	6,627,060	6,627,060
Accrued interest receivable	1,240,153	1,240,153	1,209,657	1,209,657
FHLB stock	1,360,700	1,360,700	1,360,700	1,360,700

Financial liabilities:
Deposits	$289,953,790	$290,377,999	$294,277,800	$294,622,852
Long-term debt	2,357,014	2,715,577	2,561,650	2,847,132
Junior subordinated deferrable
interest debentures	3,093,000	804,180	3,093,000	804,180
Accrued interest payable	90,829	90,829	97,597	97,597

Index

14.	RECENT ACCOUNTING DEVELOPMENTS

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

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management does not believe the adoption of this ASU will have a significant impact have on the Company’s financial position, results of operations and cash flows.

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  .  Management does not believe the adoption of this ASU will have a significant impact have on the Company’s financial position, results of operations and cash flows.

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

The Company earned net income of $859,000, or $0.27 per diluted share for the three months ended June 30, 2011, compared to $473,000 or $0.14 per diluted share for the three months ended June 30, 2010.  The Company earned net income of $1.5 million or $0.46 per diluted share, for the six-month period ended June 30, 2011, compared to $724,000, or $0.19 per diluted share, for the six-month period ended June 30, 2010.  The annualized return on average assets was 0.87% for the six months ended June 30, 2011 and 0.43% for the same period of 2010.  The annualized return on average common shareholders’ equity for the six month periods ended June 30, 2011 and 2010 was 7.57% and 3.91%, respectively.  The increase in earnings was primarily due to decreases in the provision for loan losses.

At June 30, 2011, the Company’s total assets were $339.1 million, a $2.3 million decrease or 1% from total assets of $341.4 at December 31, 2010, and an increase of $1.2 million or compared to June 30, 2010.  Total loans were $232.0 million at June 30, 2011, a decrease of $2.3 million or 1% compared to December 31, 2010, and a decrease of $12.1 million or 5% compared to June 30, 2010.  The decline in loan volume in both periods was primarily attributable to loan paydowns and fewer opportunities for commercial real estate mortgage lending due to economic uncertainty.

Total deposits were $290.0 million at June 30, 2011, a decrease of $4.3 million or 1% from total deposits of $294.3 million at December 31, 2010, and a decrease of $4.0 million or 1% compared to June 30, 2010.  The amount of brokered time deposits included in total deposits at June 30, 2011, December 31, 2010, and June 30, 2010 were $9.1 million, $9.2 million and $13.0 million, respectively.  The decline in deposits was mostly due to the maturation of time deposits.  The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.  The Company is presently utilizing brokered deposits to lessen the impact of a rising interest rate scenario on its net interest margin.

At June 30, 2011, the Company’s Leverage Ratio was 12.5% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 16.6% and 17.8%, respectively.  At December 31, 2010, the Company’s Leverage Ratio was 12.1% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 16.2% and 17.5%, respectively.  The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital Ratios at June 30, 2010 were 11.8%, 14.9% and 16.2%, respectively.  The Company’s capital ratios increased during the six months ended June 30, 2011 primarily as a result of net income earned during the period and a decrease in risk-weighted assets, primarily real estate-mortgage and construction loans.

Index

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated:

	Average balances and weighted average yields and costs
	Six Months ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$27,133	$34	0.25%	$27,098	$33	0.25%
Available-for-sale investment securities:
Taxable	41,096	471	2.31%	27,653	373	2.72%
Exempt from Federal income taxes (1)	15,086	324	6.56%	15,342	315	6.27%
Total securities (1)	56,182	795	3.45%	42,995	688	3.99%
Loans (2) (3)	233,745	6,933	5.98%	241,691	7,400	6.17%
Total interest-earning assets (1)	317,060	7,762	5.04%	311,784	8,121	5.36%

Noninterest-earning assets, net of allowance for loan losses	28,391			31,478
Total assets	$345,451			$343,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$122,180	$300	0.50%	$122,013	$379	0.63%
Time deposits less than $100,000	21,884	107	0.99%	25,569	199	1.57%
Time deposits $100,000 or more	61,982	374	1.22%	72,591	735	2.04%
Total interest-bearing deposits	206,046	781	0.76%	220,173	1,313	1.20%
Long-term debt	2,476	63	5.13%	3,556	95	5.39%
Junior subordinated deferrable interest debentures	3,093	56	3.65%	3,093	56	3.65%
Total interest-bearing liabilities	211,615	900	0.86%	226,822	1,464	1.30%

Noninterest-bearing deposits	90,843			76,370
Other liabilities	3,443			2,738
Total liabilities	305,901			305,930
Shareholders’ equity	39,550			37,332
Total liabilities and shareholders’ equity	$345,451			$343,262

Net interest income and margin (1)		$6,862	4.47%		$6,557	4.41%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.

(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $2 and $88 interest received on nonaccrual loans for the six-month periods ended June 30, 2011 and 2010, respectively. There was $57 and $0 interest reversed on loan transferred to nonaccrual status for the periods ended June 30, 2011 and 2010, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $252 and $283 for 2011 and 2010, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2011 and 2010.

Changes in net interest income due to changes in volumes and rates

	Six months ended June 30, 2011 vs. June 30, 2010 due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$-	$1	$1
Investment securities
Taxable	91	7	98
Exempt from Federal income taxes	(4)	13	9
Total securities	87	20	107
Loans	(122)	(345)	(467)
Total interest income	$(35)	$(324)	$(359)

Increase (decrease) in interest expense:
Other interest bearing deposits	-	(79)	(79)
Time deposits less than $100,000	(14)	(78)	(92)
Time deposits $100,000 or more	(54)	(307)	(361)
Total interest-bearing deposits	(68)	(464)	(532)
Long-term debt	(15)	(17)	(32)
Junior subordinated deferrable interest debentures	-	-	-
Total interest expense	(83)	(481)	(564)
Increase in net interest income	$48	$157	$205

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $6.9 million for the six-month period ended June 30, 2011 compared to $6.7 million for the same period of 2010, an increase of $205,000 or 3%.  Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $48,000, and changes in interest rates on these same accounts caused net interest income to increase by $157,000.

The increase in net interest income was primarily caused by a reduction in the cost of funds, which was offset by decreases in average loan volume and declining yields on investment securities.  The average rate paid on interest-bearing liabilities was 0.86% in the 2011 period compared to 1.30% in the 2010 period, a reduction of 44 basis points.  Average total interest-bearing liabilities in the 2011 period decreased by $15.2 million or 7% compared to the 2010 period.  This included a decrease of $14.3 million or 15% in average time deposits due to maturing time deposits that were not renewed.  The Company’s long-term debt decreased by $1.1 million or 30% due to scheduled repayments.

The increase in net interest income from the decline in the cost of funds was offset by declining yields on interest-earning assets.  Total interest income for the six-month periods ended June 30, 2011 and 2010 was $7.8 million and $8.1 million, respectively, a decrease of $360,000 or 4%, that was attributable to decreased loan volume and yield.

The Company’s interest income from loans decreased by $467,000 due to the impact of the average yield on loans decreasing from 6.17% in the 2010 period to 5.98% in the 2011 period, a change of 19 basis points.  Average loans decreased by $7.9 million or 3%.  The decrease in average loan yield was primarily due to normal repricing activity.  At June 30, 2011, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans of which 48% were at their floor rate.

Index

The yield on investment securities decreased from 3.99% in the 2010 period to 3.45% in the 2011 period.  Growth of $13.2 in average investment securities caused interest income from investment securities to increase by $107,000.

The Company’s net interest margin on a taxable equivalent basis increased 6 basis points from 4.41% in the six-month period ended June 30, 2010 to 4.47% in the six-month period ended June 30, 2011.  The improvement in the Company’s net interest margin was primarily attributable to the decrease in the average cost of funds, offset by the decrease in the yield on average assets.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  There was a $225,000 provision recorded during the six months ended June 30, 2011 compared to a $1.25 million provision for the six-month period ended June 30, 2010.  Management determined the provision for loan losses for the period ended June 30, 2011 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume and valuation of impaired loans.  See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2011 and 2010 totaled $660,000 and $625,000, respectively, a decrease of $35,000 or 6%.  The components of non-interest income during each period were as follows:

Non-interest income

	Six Months ended June 30,
(in thousands)	2011	2010	Increase (Decrease)
Service charges	$346	$387	$(41)
Gain on sale of available-for-sale investment securities	37	-	37
Mortgage loan brokerage fees	29	8	21
Earnings on cash surrender value of life insurance policies	146	146	-
Other	102	84	18
Total non-interest income	$660	$625	$35

Service charges decreased by $41,000 due to decreases in analysis charges and reductions in NSF and overdrafts.  Mortgage loan brokerage fees increased by $21,000 due to increased real estate loan underwriting activity.  The gain on sale of investment securities resulted from sales made to reposition the investment portfolio for risk management purposes.

Index

Non-Interest Expense

For the first six months of 2011 and 2010, non-interest expense remained constant at $5.1 million.  Salaries and employee benefit expense increased by $46,000 or 2% in the first half of 2011 due to the expense of stock options and restricted stock granted in the first quarter of 2011.  In addition, there was a $54,000 or 26% increase in other expenses that primarily reflected increased fees for director meetings. These increases were offset by a $92,000 or 23% decrease in FDIC insurance cost due to reductions in the Temporary Liquidity Guarantee Program expense and a $66,000 or 26% decrease in professional and legal expenses due to reduced usage.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2011 and 2010:

Non-interest expense

	Six Months ended June 30,
(in thousands)	2011	2010	Increase (Decrease)
Salaries and employee benefits	$2,773	$2,727	$46
Occupancy and equipment	670	663	7
Data processing	322	314	8
Operations	186	178	8
Professional and legal	192	258	(66)
Advertising and business development	126	113	13
Telephone and postal	116	108	8
Supplies	102	97	5
Assessment and insurance	315	407	(92)
Other expenses	259	205	54
Total non-interest expense	$5,061	$5,070	$(9)

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2011 and 2010 was $753,000 and $239,000, respectively.  The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes.  In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 33.7%, and 24.8%, respectively.  The increase in the effective tax rate was primarily due to an increase in taxable revenues without a corresponding increase in revenues from tax exempt sources.

Index

Results of Operations for the Three Months Ended June 30, 2011

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs
	Three Months ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$32,773	$14	0.17%	$30,460	$18	0.24%
Available-for-sale investment securities:
Taxable	44,220	263	2.39%	28,738	190	2.65%
Exempt from Federal income taxes (1)	16,379	171	6.34%	15,344	159	6.30%
Total securities (1)	60,599	434	3.46%	44,082	349	3.92%
Loans (2) (3)	234,208	3,421	5.86%	242,725	3,783	6.25%
Total interest-earning assets (1)	327,580	3,869	4.85%	317,267	4,150	5.35%

Noninterest-earning assets, net of allowance for loan losses	16,716			26,524
Total assets	$344,296			$343,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$120,082	$147	0.49%	$119,847	$169	0.57%
Time deposits less than $100,000	21,525	51	0.95%	25,640	96	1.50%
Time deposits $100,000 or more	62,650	185	1.18%	73,741	387	2.11%
Total interest-bearing deposits	204,257	383	0.75%	219,228	652	1.19%
Long-term debt	2,423	31	5.13%	3,484	48	5.53%
Junior subordinated deferrable interest debentures	3,093	28	3.63%	3,093	28	3.63%
Total interest-bearing liabilities	209,773	442	0.85%	225,805	728	1.29%

Noninterest bearing deposits	91,308			77,409
Other liabilities	3,233			3,059
Total liabilities	304,314			306,273
Shareholders’ equity	39,982			37,518
Total liabilities and shareholders’ equity	$344,296			$343,791

Net interest income and margin (1)		$3,427	4.30%		$3,422	4.43%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2)
Nonaccrual loans are included in total loans.  Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $0 and $88 interest received on nonaccrual loans for the three month periods ended June 30, 2011 and 2010, respectively.  There was $57 and $0 interest reversed on loan transferred to nonaccrual status for the periods ended June 30, 2011 and 2010, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $129 and $145 for 2011 and 2010, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2011 and 2010.

Index

Changes in net interest income due to changes in volumes and rates

	Three months ended June 30, 2011 vs.
	June 30, 2010 due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$1	$(5)	$(4)
Investment securities
Taxable	102	(29)	73
Exempt from Federal income taxes	16	(4)	12
Total securities	118	(33)	85
Loans	(133)	(229)	(362)
Total interest income	(14)	(267)	(281)

Decrease in interest expense:
Other interest-bearing deposits	-	(22)	(22)
Time deposits less than $100,000	(15)	(30)	(45)
Time deposits $100,000 or more	(58)	(144)	(202)
Total interest-bearing deposits	(73)	(196)	69
Long-term debt	(15)	(2)	(17)
Junior subordinated deferrable interest debentures	-	-	-
Total interest expense	(88)	(198)	(286)
Increase (decrease) in net interest income	$74	$(69)	$5

(1)           Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.4 million for the three-month periods ended June 30, 2011 and 2010. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $77,000 and changes in interest rates on these same accounts caused net interest income to decrease by $69,000.

The increase in net interest income was caused by a reduction in the Company’s cost of funds, which was offset by decreases in both average loan volume and declining yields on loans and investment securities.  The average rate paid on interest-bearing liabilities was 0.85% in the 2011 period compared to 1.29% in the 2010 period, a reduction of 44 basis points.  Average total interest-bearing liabilities in the 2011 period decreased by $16.0 million or 7% compared to the 2010 period.  This included a decrease of $15.2 million or 15% in average time deposits due to maturing time deposits that were not renewed, and a $1.1 million or 30% decrease in the Company’s long-term debt due to scheduled repayments.

Total interest income for the three-month periods ended June 30, 2011 decreased from $4.1 million at June 30, 2010 to $3.9 million at June 30, 2011, a decrease of $281,000 or 7%.  Primary causes for the decline in total interest income are reductions in the average loan volume during the quarter, as well as declining yield on loans and investment securities.  The average yield on interest earning assets decreased from 5.35% in the 2010 period to 4.85% in the 2011 a decrease of 50 basis points.

The Company’s interest income from loans decreased by $362,000 due to a $8.5 million decrease in average loan volume and a $57,000 reversal of interest income from loans transferred to nonaccrual status.  The yield on investment securities decreased from 3.92% in the 2010 period to 3.46% in the 2011 period which was offset by a $16.5 million or 37% increase in average volume.  This resulted in earnings on investment securities to increase by $85,000 or 24%.

The Company’s net interest margin on a taxable equivalent basis decreased 13 basis points from 4.43% in the three-month period ended June 30, 2010 to 4.30% in the three-month period ended June 30, 2011.  The deterioration in the Company’s net interest margin was primarily attributable to the average asset yields decreasing more than the cost of funds.

Index

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions.  There was no  loan loss provision recorded during the three months ended June 30, 2011 compared to a $650,000 provision for the three-month period ended June 30, 2010.  Management determined the provision for loan losses for the period ended June 30, 2011 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans.  See the sections below titled “Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2011 and 2010 totaled $334,000 and $329,000, respectively, a decrease of $5,000 or 1%.  The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended June 30,
(in thousands)	2011	2010	Increase (Decrease)
Service charges	$177	$202	$(25)
Gain on sale of available-for-sale investment securities, net	23	-	23
Mortgage loan brokerage fees	7	2	5
Earnings on cash surrender value of life insurance policies	74	79	(5)
Other	53	46	7
Total non-interest income	$334	$329	$5

Service charges decreased by $25,000 due to decreased analysis charges and reductions in NSF and overdrafts.  Mortgage loan brokerage fees increased by $5,000 due to increased real estate underwriting fees.  The gain on sale of investment securities resulted from sales made to reposition the investment portfolio for risk management purposes.

Non-Interest Expense

For the quarter ended June 30, 2011, non-interest expense totaled $2.5 million, consistent with the $2.4 million recorded during the second quarter of 2010.  Salaries and employee benefits expense remained constant at $1.3 million in both quarterly periods.  There was a $42,000 or 37% increase in other expenses that primarily reflected increased fees for director meetings, a $25,000 or 8% increase in occupancy and fixed asset expense due to costs associated with upgrading the bank’s technology platform, and an $18,000 or 32% increase in advertising and business development expense that reflected planned expenditures relating to growth initiatives.  These were offset by a $40,000 or 31% decrease in professional and legal expenses due to reduced usage, and an $11,000 or 7% decrease in FDIC insurance assessments due to reductions in the Temporary Liquidity Guarantee Program expense.

Index

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2011 and 2010:

Non-interest expense

	Three Months ended June 30,
(in thousands)	2011	2010	Increase (Decrease)
Salaries and employee benefits	$1,323	$1,323	$-
Occupancy and equipment	348	323	25
Data processing	156	151	5
Operations	88	89	(1)
Professional and legal	89	129	(40)
Advertising and business development	75	57	18
Telephone and postal	52	56	(4)
Supplies	56	49	7
Assessment and insurance	143	154	(11)
Other expenses	155	113	42
Total non-interest expense	$2,485	$2,444	$41

Provision for Income Taxes

The provision for income taxes for the three-month periods ended June 30, 2011 and 2010 was $417,000 and $183,000, respectively.  The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes.  In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 32.7%, and 27.9%, respectively. The increase in the effective tax rate was primarily due to an increased in taxable revenues without a corresponding increase in revenues from tax exempt sources.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	June 30, 2011
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government agencies	$11,529	$234	$(5)	$11,758
Mortgage-backed securities:
U.S. Government agencies	17,323	412	(10)	17,725
Small Business Administration	13,242	228	-	13,470
Municipal securities	16,436	232	(225)	16,443
Total	$58,530	$1,106	$(240)	$59,396

	December 31, 2010
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$3,841	$15	$(56)	$3,800
U.S. Government agencies	5,538	56	(61)	5,533
Mortgage-backed securities:
U.S. Government agencies	12,577	261	(68)	12,770
Small Business Administration	14,387	202	(12)	14,577
Municipal securities	14,550	22	(429)	14,143
Total	$50,893	$556	$(626)	$50,823

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

The current investment portfolio has significant short and medium term cash flows from bond maturities and principal payments on mortgage backed securities.  These funds can be used to fund new loans or reinvest in securities and should permit the Company to take advantage of future market rate increases to increase yields on both the loan and investment portfolios.

Index

Loans

The Company’s lending activities are geographically concentrated in the South San Joaquin Valley, primarily in Tulare and Fresno counties.  The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets, and deposit accounts, but looks to business and personal cash flows as the primary source of repayment.

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	June 30, 2011		December 31, 2010
Commercial	$50,111	21%	$46,294	19%
Real estate – mortgage (1)	162,224	67	165,202	68
Real estate – construction	20,373	9	23,437	10
Agricultural	4,421	2	4,304	2
Consumer and other	2,250	1	2,153	1
Subtotal	239,379	100%	241,390	100%
Deferred loan fees, net	(314)		(387)
Allowance for loan and lease losses	(7,032)		(6,699)
Total loans, net	$232,033		$234,304

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2011, loans declined in the category of real estate – mortgage and commercial, real estate-construction and agriculture.  The decline in loans was due to the volume of normal loan paydowns exceeding the volume of new loans originated by the Company and strong competition for quality loans in the Company’s target markets.

NONPERFORMING ASSETS

Non-performing loans at June 30, 2011 were comprised of eight customer relationships in nonaccrual status. Non-performing loans increased during 2011 due to the transfer of two real estate commercial loans and one commercial loan to nonaccrual status.

A summary of nonaccrual loans is set forth below:

Dollars in thousands
	June 30, 2011	December 31, 2010	June 30, 2010

Nonperforming Loans	$8,912	$6,822	$6,703
Loans past due 90 days or more and
still accruing	-	-	-
Total nonperforming loans	$8,912	$6,822	$6,703

Other real estate owned	$-	$-	$-
Other vehicles owned	-	-	-
Total nonperforming assets	$8,912	$6,822	$6,703

Specific Loss Reserve	$160	$284	$1,065
Foregone Interest	$469	$743	$251
% of Total Loans	3.72%	2.91%	2.66%

The Company had no real estate acquired through foreclosure at any of these dates.

Index

Composition of Nonaccrual, Past Due and Restructured Loans

A summary of nonaccrual, restructured and past due loans is set forth below:

Dollars in thousands	June		December
	2011	2010	2010
Nonaccrual	$5,217	$584	$2,929
Restructured nonaccrual loans	3,695	6,119	3,893
	$8,912	$6,703	$6,822

Accruing loans past due 90 days or more	-	-	-

Nonaccrual loans to total loans	3.73%	2.66%	2.91%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable.  The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full.  At June 30, 2011, the recorded investment in loans that were considered to be impaired totaled $13.6 million.  The specific allowance for loan losses for impaired loans at June 30, 2011 totaled $2.0 million.  At December 31, 2010, the recorded investment in loans that were considered to be impaired totaled $11.5 million.  The specific allowance for loan losses for impaired loans at December 31, 2010 totaled $1.8 million.

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

The allowance for loan and lease losses totaled $7.0 million or 2.94% of total loans at June 30, 2011.  This compared to $7.4 million or 2.95% of total loans at June 30, 2010 and $6.7 million or 2.78% at December 31, 2010.  The Company recorded $108,000 in net recoveries during the six months ended June 30, 2011 compared to net charge-offs of $41,000 during the six months ended June 30, 2010, and net charge-offs of $1.6 million during the twelve months ended December 31, 2010.

The allowance for loan and lease losses is established through charges to earnings in the form of the provision for loan losses.  Loan losses are charged to and recoveries are credited to the allowance for loan and lease losses.  The allowance for loan and lease losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans.  The adequacy of the allowance for loan and lease losses is based upon management’s continuing assessment of various factors affecting the collectability of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing allowance for loan and lease losses, independent credit reviews, current charges and recoveries to the allowance for loan and lease losses and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.  There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio.  The collectability of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

Index

The following table summarizes the changes in the allowance for loan and lease losses for the periods indicated:

Changes in allowance for loan and lease losses

	Six Months Ended	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2011	June 30, 2010	December 31, 2010

Balance at beginning of period	$6,699	$6,231	$6,231
Charge-offs:
Commercial and agricultural	(4)	(36)	(35)
Real estate mortgage	-		(1,530)
Real estate construction	-	-	-
Consumer	-	(12)	(28)
Total charge-offs	(4)	(48)	(1,593)
Recoveries:
Commercial and agricultural	12	7	11
Real estate mortgage	100	-	-
Real estate construction	-	-	-
Consumer	-	-	-
Total recoveries	112	7	11
Net recoveries/(charge-offs)	108	(41)	(1,582)
Provision for loan losses	225	1,250	2,050
Balance at end of period	$7,032	$7,440	$6,699
Net recoveries (charge-offs) to average loans outstanding	0.05%	(0.02)%	(0.65)%
Average loans outstanding	$234,084	$242,083	$243,519
Ending allowance to total loans outstanding	2.94%	2.95%	2.78%

Premises and Equipment

(in thousands)	June 30, 2011	December 31, 2010

Furniture and equipment	$2,722	$2,647
Premises	6,596	6,582
Leasehold improvements	207	207
Land	1,461	1,461
	10,986	10,897

Less accumulated depreciation and amortization	(2,655)	(2,386)
Total	$8,331	$8,511

Depreciation and amortization expense included in occupancy and equipment expense totaled $272,000 and $512,000 for the six-month period ended June 30, 2011 and year ended December 31, 2010.

Index

Deposits

Total deposits were $290.0 million at June 30, 2011, a $4.3 million or 1% decrease from the December 31, 2010 total of $294.3 million.  Interest-bearing deposits decreased by $1.8 million or 1% and time deposits decreased by $2.4 million or 3%, respectively, during the six month period ended June 30, 2011.  Brokered deposits included in time deposits at June 30, 2011 and December 31, 2010 were $9.1 million and $9.2 million, respectively.  The Company utilized brokered deposits to lessen the negative impact of a rising rate scenario on its net interest margin.

Total deposits at June 30, 2011 and December 31, 2010 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	June 30, 2011		December 31, 2010
Non-interest bearing	$91,154	31%	$91,203	31%
Interest bearing	117,675	41	119,446	41
Brokered deposits	9,063	3	9,162	3
Time deposits	72,062	25	74,467	25
Total	$289,954	100%	$294,278	100%

Federal Home Loan Bank Borrowings

The Company has utilized borrowings from the FHLB during periods when market conditions for growing the deposit base were unfavorable and for risk management purposes. At June 30, 2011, the Company had outstanding fixed rate debt from the Federal Home Loan Bank totaling $2.4 million at December 31, 2010, had fixed rate debt totaling $2.6 million.  At June 30, 2011, the weighted average rate on borrowings was 5.13%. The remaining principal balance of debt is scheduled to mature at various dates ending in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003.  The $3.1 million of junior subordinated deferrable interest debentures at June 30, 2011 was unchanged from December 31, 2010.  The rate of interest paid on these debentures was 3.65% at June 30, 2011 compared to 3.69% at December 31, 2010.

Capital Resources

The Company’s shareholders’ equity was $40.7 million at June 30, 2011 and $38.7 million at December 31, 2010.  The increase resulted primarily from net income of $1.5 million for the six months ended June 30, 2011.

Management considers capital needs as part of its strategic planning process.  The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s Risk-Based Capital Ratios as of June 30, 2011 and December 31, 2010:

Capital and capital adequacy ratios

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$43,149	12.5%	$41,791	12.1%
Minimum regulatory requirement	$13,772	4.0%	$13,859	4.0%

Valley Business Bank	$43,124	12.5%	$41,663	12.0%
Minimum requirement for “Well- Capitalized” institution	$17,215	5.0%	$17,324	5.0%
Minimum regulatory requirement	$13,767	4.0%	$13,854	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$43,149	16.6%	$41,791	16.2%
Minimum regulatory requirement	$10,412	4.0%	$10,323	4.0%

Valley Business Bank	$43,124	16.6%	$41,663	16.2%
Minimum requirement for “Well- Capitalized” institution	$15,614	6.0%	$15,479	6.0%
Minimum regulatory requirement	$10,409	4.0%	$10,319	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$43,865	17.8%	$45,060	17.5%
Minimum regulatory requirement	$20,824	8.0%	$20,645	8.0%

Valley Business Bank	$43,865	17.8%	$44,931	17.4%
Minimum requirement for “Well- Capitalized” institution	$26,023	10.0%	$25,798	10.0%
Minimum regulatory requirement	$20,818	8.0%	$20,639	8.0%

Index

At June 30, 2011 and December 31, 2010, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation.  At June 30, 2011 and December 31, 2010, $3.0 million of trust securities was included in Tier 1 Capital.

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets and serves as Tier 1 capital.  Accordingly, the impact to the Company’s risk-based capital ratios at June 30, 2011 is an increase of approximately 300 basis points.

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

Credit Downgrade Risk, Risk-Based Capital Impact and European Market Risk

On August 5, 2011, Standard & Poor’s downgraded the U.S. long-term credit rating from “AAA” to “AA+.  This was the first downgrade of the U.S. credit rating in history.  Prior to the action taken by S&P, Moody’s placed the U.S. government under review for a possible credit ratings downgrade, but on August 2, 2011, Moody’s confirmed the U.S. government’s “AAA” credit rating while stating that the rating outlook was negative.  Also, on August 2, 2011, Fitch affirmed its existing U.S. government credit rating, but stated that the rating was under review.  It is uncertain whether Moody’s and Fitch will change their credit ratings.  It is also uncertain whether future additional downgrades may occur by such rating agencies.

The federal bank regulatory agencies jointly issued guidance on August 5, 2011 regarding the impact of the S&P downgrade upon risk-based capital treatment.  The agencies advised banks that for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change.  The agencies also advised that treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board’s Regulation W, will also be unaffected.

Except as stated in the federal bank regulatory agency guidance, the effects of credit agency downgrade of the U.S. government’s long-term credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities is uncertain, but such downgrades could result in risks to the Bank and the general economic conditions in the U.S. and in the Bank’s market areas, which we are unable to predict.  In addition, there is existing uncertainty about the effects upon the U.S. economy of the financial instability of several countries in the European Union and the risks of debt defaults posed by those countries.  These economic circumstances could have a significant adverse effect on our business, results of operations and financial condition, which in turn could adversely affect our stock price.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: August 12, 2011	By:	/s/ Allan W. Stone
Allan W. Stone
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Roy O. Estridge
Roy O. Estridge, Chief Financial Officer and Chief Operating Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications