Form 10-Q/A
period 2011-06-30
Valley Commerce Bancorp
filed 2011-08-26
CIK 1302244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or

☐	Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-51949
Valley Commerce Bancorp
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	46-1981399 (IRS Employer Identification No.)

701 W. Main Street, Visalia, CA (Address of principal executive offices)	93291 (Zip Code)

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

☑ Yes ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    ☑ Yes ☐ No

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

EXPLANATORY NOTE

The sole purpose of this amendment to Valley Commerce Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q, in accordance with Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 which contains the consolidated financial statements and related notes from the 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are not deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of the President / Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer / Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the President / Chief Executive Officer and Chief Financial Officer / Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Previously filed or furnished as an exhibit to Valley Commerce Bancorp’s Quarterly Report ended June 30, 2011.

**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are not deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valley Commerce Bancorp
(Registrant)
Date: August 26, 2011

/s/ Allan W. Stone
Allan W. Stone
President/Chief Executive Officer

/s/ Roy O. Estridge
Roy O. Estridge
Executive Vice President/Chief
Financial Officer/Chief Operating Officer