Form 10-Q
period 2011-09-30
Valley Commerce Bancorp
filed 2011-11-14
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP
(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock was 2,770,139 as of November 11, 2011.

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

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2011	December 31, 2010

Assets
Cash and due from banks	$26,571,872	$32,667,967
Available-for-sale investment securities, at fair value (Notes 3 and 13)	64,093,000	50,823,000
Loans, less allowance for loan and lease losses of $5,588,533 at September 30, 2011 and $6,698,952 at December 31, 2010 (Note 4, 5, and 13)	227,053,448	234,304,310
Bank premises and equipment, net (Note 6)	8,274,300	8,510,688
Cash surrender value of bank-owned life insurance	6,826,897	6,627,060
Accrued interest receivable and other assets	7,869,453	8,487,803

Total assets	$340,688,970	$341,420,828

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$98,689,839	$91,202,570
Interest-bearing	191,151,731	203,075,230
Total deposits	289,841,570	294,277,800
Accrued interest payable and other liabilities	3,602,257	2,738,686
Short-term debt	2,303,808	1,000,000
Long-term debt	—	1,561,650
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	298,840,635	302,671,136

Commitments and contingencies (Note 7)

Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – 7,700 shares class B and 385 shares class C at September 30, 2011 and December 31, 2010 (Note 12)	7,879,550	7,821,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding 2,770,139 shares at September 30, 2011 and 2,630,480 shares at December 31, 2010	27,453,270	26,137,158
Retained earnings	5,588,570	4,831,883
Accumulated other comprehensive income (loss), net of taxes (Note 3 and 10)	926,945	(41,149)
Total shareholders’ equity	41,848,335	38,749,692

Total liabilities and shareholders’ equity	$340,688,970	$341,420,828

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$3,571,222	$3,723,991	$10,504,252	$11,124,244
Interest on investment securities:
Taxable	243,019	177,765	713,956	550,671
Exempt from Federal income taxes	176,645	158,853	500,338	474,136
Interest on deposits in banks	16,377	18,362	50,310	51,113
Total interest income	4,007,263	4,078,971	11,768,856	12,200,164

Interest Expense:
Interest on deposits	391,074	569,452	1,171,661	1,882,724
Interest on long-term debt	30,121	33,494	92,830	128,106
Interest on junior subordinated deferrable interest debentures	28,072	30,107	83,914	85,724
Total interest expense	449,267	633,053	1,348,405	2,096,554

Net interest income before provision for loan losses	3,557,996	3,445,918	10,420,451	10,103,610

Provision for loan losses	150,000	550,000	375,000	1,800,000
Net interest income after provision for loan losses	3,407,996	2,895,918	10,045,451	8,303,610

Non-Interest Income:
Service charges	178,366	197,486	524,664	584,884
Gain on sale of available-for-sale investment securities, net	106,677	10,523	144,143	10,523
Mortgage loan brokerage fees	14,434	23,464	43,553	31,385
Earnings on cash surrender value of life insurance policies	73,156	74,708	218,998	221,164
Other	60,884	52,183	162,656	135,759
Total non-interest income	433,517	358,364	1,094,014	983,715

Non-Interest Expense:
Salaries and employee benefits	1,481,013	1,229,130	4,254,011	3,955,888
Occupancy and equipment	344,857	333,410	1,014,643	995,604
Other	730,304	699,441	2,347,226	2,380,771
Total non-interest expense	2,556,174	2,261,981	7,615,880	7,332,263

Income before provision for income taxes	1,285,339	992,301	3,523,585	1,955,062

Provision for income taxes	459,000	317,000	1,213,000	556,000

Net income	$826,339	$675,301	$2,310,585	$1,399,062
Dividends accrued and discount accreted on preferred Shares	104,913	96,250	312,433	289,819
Net income available to common shareholders	$721,426	$579,051	$1,998,152	1,109,243

Basic earnings per share (Notes 2 and 6)	$0.26	$0.21	$0.72	0.40

Diluted earnings per share (Notes 2 and 6)	$0.26	$0.21	$0.72	$0. 40

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$2,310,585	$1,399,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375,000	1,800,000
Decrease in deferred loan origination fees, net	(61,856)	(33,320)
Depreciation	412,592	378,196
Gain on sale of available-for-sale investment securities, net	(144,143)	(10,523)
Amortization of premiums on investment securities, net	311,384	222,482
Increase in cash surrender value of bank-owned life insurance	(199,837)	(204,934)
Stock-based compensation expense	102,425	35,739
(Gain) loss on disposition of premises and equipment	(158)	9,341
Decrease in accrued interest receivable and other assets	683,714	1,319,458
Increase in accrued interest payable and other liabilities	215,418	148,588
Net cash provided by operating activities	4,005,124	5,064,089

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	75,000	1,505,000
Proceeds from sales of available-for-sale investment securities	7,733,086	2,510,523
Purchases of available-for-sale investment securities	(23,576,253)	(9,515,957)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	3,975,946	4,933,667
Purchase of Federal Home Loan Bank Stock, net	(95,600)	(241,700)
Net decrease (increase) in loans	6,939,181	(2,555,010)
Purchase of premises and equipment	(176,646)	(937,588)
Proceeds from sale of premises and equipment	600	—
Net cash used in investing activities	(5,124,686)	(4,301,065)

Continued on next page.

Index

VALLEY COMMERCE BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Continued)

	For the Nine Months
	Ended September 30,
	2011	2010

Cash Flows from Financing Activities:
Net increase in noninterest-bearing and interest-bearing deposits	$6,479,067	$2,462,888
Net decrease in time deposits	(10,915,298)	(1,156,982)
Proceeds from exercised stock options	32,500	—
Cash dividends paid on preferred stock	(312,433)	(315,905)
Principal payments on long-term debt	(257,842)	(1,048,905)
Cash paid to repurchase fractional shares	(2,529)	—
Net cash used in financing activities	(4,976,535)	(58,904)

(Decrease) increase in cash and cash equivalents	(6,096,097)	704,120
Cash and Cash Equivalents at Beginning of Year	32,667,967	39,077,786
Cash and Cash Equivalents at End of Period	$26,571,870	$39,781,906

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,380,994	$2,133,102
Income taxes	$845,000	$230,000

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	$1,645,020	$905,193
Non-Cash Financing Activities:
Accrued dividends on preferred stock	$312,433	$315,905

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.            GENERAL

On February 2, 2002, Valley Commerce Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the “Bank”) in a one bank holding company reorganization intended to provide the Company and the Bank greater flexibility to expand and diversify. The reorganization was completed on November 21, 2002, subsequent to which the Bank continued its operations as previously conducted, but as a wholly owned subsidiary of the Company.

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

2.            BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2011 and December 31, 2010, the results of its operations for the three and nine month periods ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010 have been included therein. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the disclosures made are adequate to make the information not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. government agencies	$11,382,829	$390,913	$(6,742)	$11,767,000
Mortgage-backed securities:
U.S. government agencies	18,941,431	477,569	—	19,419,000
Small Business Administration	12,765,504	279,496	—	13,045,000
Municipal securities	19,428,138	519,375	(85,513)	19,862,000

	$62,517,902	$1,667,353	$(92,255)	$64,093,000

Net unrealized gains on available-for-sale investment securities totaling $1,575,098 were recorded, net of $648,153 in income taxes, as accumulated other comprehensive income within shareholders’ equity at September 30, 2011. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended September 30, 2011 totaled $1,822,656 and $106,677, respectively. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the nine month period ended September 30, 2011 totaled $7,733,086 and $144,143, respectively. There were no investment securities sold at a loss during the three or nine months ended September 30, 2011 or 2010.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value

Debt securities:
U.S. Treasury securities	$3,841,257	$14,597	$(55,854	) $	3,800,000
U.S. government agencies	5,538,062	56,069	(61,131)		5,533,000
Mortgage-backed securities:
U.S. government agencies	12,576,534	260,768	(67,302)		12,770,000
Small Business Administration	14,387,246	201,758	(12,004)		14,577,000
Municipal securities	14,549,823	22,643	(429,466)		14,143,000
	$50,892,922	$555,835	$(625,757	) $	50,823,000

Index

3.           AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized losses on available-for-sale investment securities totaling $69,922 were recorded, net of $28,773 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2010. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the nine month period ended September 30, 2010 totaled $2,510,523 and $10,523, respectively. There were no securities sold at a loss during the three or nine-month period ended September 30, 2010.

Investment securities with unrealized losses at September 30, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. government agencies	$		$		$722,000	$(6,742)	$722,000	$(6,742)
Municipal securities		393,000		(7,080)	1,983,000	(78,433)	2,376,000	(85,513)
		$393,000		$(7,080)	$2,705,000	$(85,175)	$3,098,000	$(92,255)

Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Debt securities:
U.S. treasuries	$2,857,000	$(55,854)	$—	$—	$2,857,000	$(55,854)
U.S. government agencies	2,079,000	(61,131)	—	—	2,079,000	(61,131)
Mortgage-backed securities:
U.S. government agencies	5,007,000	(67,302)	—	—	5,007,000	(67,302)
Small business administration	1,936,000	(10,413)	821,000	(1,591)	2,757,000	(12,004)
Municipal securities	8,712,000	(172,566)	2,174,000	(256,900)	10,886,000	(429,466)
	$20,591,000	$(367,266)	$2,995,000	$(258,491)	$23,586,000	$(625,757)

Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As of September 30, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had other-than-temporary impairment (OTTI). When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2011 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $15,000. Management also analyzed any securities that may have been down graded by credit rating agencies. For those bonds that were municipal debt securities, the Company conducted a search for any recent information relevant to the financial condition of the municipality and any applicable municipal bond insurance provider.

OTTI that is credit-related is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. An unrealized loss may eventually be realized if it is probable that either (1) the Company will not collect the entire contractual or estimated cash flow from that interest, or (2) the Company lacks the intent and ability to hold the interest until it is expected to recover. As discussed below, the Company’s impairment analysis as of September 30, 2011 resulted in all unrealized losses in the investment portfolio being recognized in other comprehensive income.

Index

3.              AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S government agencies

At September 30, 2011, the Company held 12 U.S. government agencies of which none were in a loss position for less than twelve months and one was in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in U.S. government agencies were caused primarily by limited market liquidity and perceived credit risk on the part of investors. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Municipal Securities

At September 30, 2011, the Company held 50 obligations of states and political subdivision securities of which one was in a loss position for less than twelve months and six were in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market and changes in market interest rates. All of these securities have continued to pay as scheduled despite their impairment due to current market conditions and there has been no observable deterioration in the credit rating or financial performance of the underlying municipality that in the opinion of management would impact the ultimate repayment of the security.

Municipal securities with unrealized losses as of September 30, 2011 are summarized in the table below.

			Unrealized
	Book	Market	Gain		State		Moody’s	S&P
Description	Value	Value	(Loss)	Type	Issued	Issuer	Rating	Rating

Alisal USD	$304,297	$299,523	$(4,774)	GO	CA	MBIA	A1	A
Barstow USD	412,883	407,756	(5,077)	GO	CA	MBIA	A1	NR
Big Bear Lake	489,195	468,215	(20,980)	REV	CA	AMBAC	NR	NR
Gonzales USD	182,444	162,620	(19,824)	ZGO	CA	FSA	Aa3	AA+
Oroville ESD	372,316	360,531	(11,785)	ZGO	CA	FGIC	NR	A+
Wapakoneta SWR	400,000	392,920	(7,080)	REV	OH	AMBAC	NR	NR
North Sewickley TWP	300,000	284,007	(15,993)	REV	PA	XLCA	NR	NR
	$2,461,085	$2,375,572	$(85,513)

Index

3.              AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Management’s periodic evaluation of municipal investments includes a determination that a withdrawn rating (WR) or no rating (NR) by a rating agency is not attributable to increased credit risk. The Company has established risk parameters within its investment policy that limits the Company’s exposure to the municipal market and serves to promote diversification and low risk within the municipal segment of the portfolio. Municipal investment purchases are designed primarily to manage interest rate risk and secondarily to achieve income. In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. Therefore, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The amortized cost and estimated fair value of investment securities at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Within one year	$—	$—
After one year through five years	9,540,145	9,791,000
After five years through ten years	2,995,770	3,031,000
After ten years	18,275,052	18,807,000
	30,810,967	31,629,000
Investment securities not due at a single maturity date:
Mortgage-backed securities	31,706,935	32,464,000

	$62,517,902	$64,093,000

There were $39,106,569 and $41,476,000 of investment securities pledged to secure public deposits at September 30, 2011 and December 31, 2010, respectively.

4.           LOANS

Outstanding loans are summarized below, in thousands:

	September 30, 2011	December 31, 2010
Commercial	$44,198,199	$46,293,872
Real estate – mortgage	162,357,694	165,202,316
Real estate – construction	19,879,915	23,437,082
Agricultural	4,374,635	4,303,655
Consumer	2,156,112	2,152,766
	232,966,555	241,389,691

Deferred loan fees, net	(324,574)	(386,429)
Allowance for loan and lease losses	(5,588,533)	(6,698,952)
	$227,053,448	$234,304,310

Index

5.           ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the allocation of the allowance for loan and lease losses at September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 by portfolio segment and by impairment methodology:

As of and for the three months ended September 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Unallocated	Total

Allowance for Loan and Lease Losses

Balance, beginning of period	$2,774,394	$798,059	$3,341,076	$45,320	$72,914	$—	$7,031,763
Losses charged to the allowance	(1,598,464)	—	—	—	(200)	—	(1,598,664)
Recoveries on loans and leases previously charged-off	5,234	—	—	—	200	—	5,434
Provision charged to operations	150,000	—	—	—	—	—	150,000
Balance, end of period	$1,331,164	$798,059	$3,341,076	$45,320	$72,914	$—	$5,588,533

As of and for the nine months ended September 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Unallocated	Total

Allowance for Loan and Lease Losses

Balance, beginning of period	$2,641,106	$608,792	$3,327,863	$40,409	$80,782	$—	$6,698,952
Losses charged to the allowance	(1,602,820)	—	—	—	(200)		(1,603,000)
Recoveries on loans and leases previously charged-off	17,409	99,992	—	—	200	—	117,601
Provision charged to operations	275,469	89,275	13,213	4,911	(7,868)	—	375,000
Balance, end of period	$1,331,162	$798,061	$3,341,076	$45,320	$72,914	$—	$5,588,533

Individually evaluated for impairment	$93,455	$—	$322,432	$—	$—	$—	$415,887
Collectively evaluated for impairment	1,237,709	798,059	3,018,644	45,320	72,914	—	5,172,646
Total	$1,331,164	$798,059	$3,341,076	$45,320	$72,914	$—	$5,588,533

Loans

Ending balance	$44,198,199	$162,357,694	$19,879,915	$4,374,635	$2,156,112		$232,966,555

Ending balance: individually evaluated for impairment	$1,051,718	$6,641,665	$2,900,116	$—	$—		$10,593,499

Ending balance: collectively evaluated for impairment	$43,146,481	$155,716,029	$16,979,799	$4,374,635	$2,156,112		$222,373,056

Index

5.           ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2010 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$7,031,763	$7,439,656	$6,698,952	$6,231,065
Provision charged to operations	150,000	550,000	375,000	1,800,000
Losses charged to allowance	(1,598,644)	(1,544,705)	(1,603,000)	(1,592,753)
Recoveries	5,434	3,000	117,601	9,639
Balance, end of period	$5,588,533	$6,447,951	$5,588,533	$6,447,951

Index

5.    ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

As of December 31, 2010

		Real	Real
		Estate -	Estate -		Consumer
	Commercial	Mortgage	Construction	Agricultural	And Other	Unallocated	Total

Allowance for Loan and Lease Losses

Ending balance allocated to portfolio segments	$2,641,106	$608,792	$3,327,863	$80,782	$40,409	$—	$6,698,952

Ending balance: individually evaluated for impairment	$1,430,562	$92,658	$260,283	$—	$—	$—	$1,783,503

Ending balance: collectively evaluated for impairment	$1,210,544	$516,134	$3,067,580	$80,782	$40,409	$—	$4,915,449

Loans

Ending balance	$46,293,872	$165,202,316	$23,437,082	$4,303,655	$2,152,766	$—	$241,389,691

Ending balance: individually evaluated for impairment	$3,112,068	$1,776,842	$6,595,040	$—	$—	$—	$11,483,950

Ending balance: collectively evaluated for impairment	$43,181,804	$163,425,474	$16,842,042	$4,303,655	$2,152,766	$—	$229,905,741

Index

5.     ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Credit Quality Indicators

The Company assigns a risk rating to all loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by independent specialists engaged by the Company and by the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings are grouped into five major categories as follows: Pass, Watch, Special Mention, Substandard and Doubtful.

The following table shows the loan portfolio allocated by management’s internal risk ratings at September 30, 2011 and December 31, 2010:

	Commercial Credit Exposure Credit Risk Profile by Internally Assigned Grade
As of September 30, 2011	Commercial	Real Estate - Mortgage	Real Estate - Construction	Consumer and Other	Agriculture	Total

Grade:
Pass	$32,276,834	$133,976,958	$6,395,363	$2,121,502	$4,374,635	$179,145,292
Watch	693,267	2,774,855	8,501,553	—	—	11,969,675
Special Mention	6,241,447	8,693,039	1,343,667	—	—	16,278,153
Substandard	4,986,651	16,912,842	3,639,332	34,610	—	25,573,435
Total	$44,198,199	$162,357,694	$19,879,915	$2,156,112	$4,374,635	$232,966,555

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2010	Commercial	Real Estate -Mortgage	Real Estate -Construction	Consumer and Other	Agriculture	Total

Grade:
Pass	$31,512,542	$132,778,115	$7,246,462	$1,967,364	$4,116,617	$177,621,100
Watch	3,908,958	6,672,747	7,052,354	148,659	187,038	17,969,756
Special Mention	5,240,543	8,589,322	1,439,667	—	—	15,269,532
Substandard	5,631,829	17,162,132	7,698,599	36,743	—	30,529,303
Total	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

Index

5.    ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show an aging analysis of the loan portfolio at September 30, 2011 and December 31, 2010:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of September 30, 2011

Commercial:
Commercial and industrial	$179,971	$—	$1,107,731	$1,287,702	$18,890,063	$20,177,765
Commercial lines	198,188	—	—	198,188	22,150,178	22,348,366
Commercial guaranteed	—	—	—	—	1,672,068	1,672,068
Agricultural:
Agricultural	—	—	—	—	3,824,794	3,824,794
Agricultural Capital assets	—	—	—	—	549,841	549,841
Real Estate-Construction:
Construction	—	—	—	—	13,433,420	13,433,420
Construction 1-4 family	—	—	748,172	748,172	1,690,573	2,438,745
Construction loan others	280,000	—	1,282,847	1,562,847	2,444,903	4,007,750
Real Estate-Mortgage:
Mortgage 1-4 family	—	—	—	—	10,590,641	10,590,641
Real Estate	940,023	—	4,380,979	5,321,001	140,965,698	146,286,699
Real Estate - Ag	—	—	—	—	1,968,283	1,968,283
Home Equity loans	200,000	—	—	200,000	3,312,071	3,512,071
Consumer:
Auto	—	—	—	—	114,290	114,290
Consumer	—	—	—	—	396,367	396,367
Other	—	—	—	—	1,645,455	1,645,455
Total	$1,798,182	$—	$7,519,729	$9,317,910	$223,648,645	$232,966,555

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of December 31, 2010
Commercial:
Commercial and industrial	$51,135	$—	$—	$51,135	$22,283,620	$22,334,755
Commercial lines	—	—	747,054	747,054	21,806,591	22,553,645
Commercial guaranteed	556	—	—	556	1,404,916	1,405,472
Agricultural:
Agricultural	—	—	—	—	3,630,210	3,630,210
Agricultural Capital assets	—	—	—	—	673,445	673,445
Real Estate-Construction:					—	—
Construction	—	—	905,246	905,246	13,298,945	14,204,191
Construction 1-4 family	197,544	—	—	197,544	3,441,631	3,639,175
Construction loan others	—	—	—	—	5,593,716	5,593,716
Real Estate-Mortgage:
Mortgage 1-4 family	—	—	—	—	12,792,286	12,792,286
Real Estate	4,924	—	5,170,238	5,175,162	141,864,623	147,039,785
Real Estate - Ag	—	—	—	—	1,726,232	1,726,232
Home Equity loans	—	—	—	—	3,644,013	3,644,013
Consumer:
Auto	—	—	—	—	160,201	160,201
Consumer	—	—	—	—	446,960	446,960
Other	—	—	—	—	1,545,605	1,545,605
Total	$254,159	$—	$6,822,538	$7,076,697	$234,312,994	$241,389,691

Foregone interest on nonaccrual loans totaled $539,503 and $622,620 for the nine month periods ended September 30, 2011 and 2010, respectively, and $1,153,000 for the year ended December 31, 2010. Foregone interest on nonaccrual loans totaled $70,767 and $372,026 for the three month periods ended September 30, 2011 and 2010. There were no accruing loans past due 90 days or more at September 30, 2011, December 31, 2010, or September 30, 2009.

Index

5.    ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show information related to impaired loans for the period ended September 30, 2011 and for the year ended December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans as of September 30, 2011

With no related allowance recorded:
Commercial	$958,262	$1,055,754	$—	$1,364,447	$32,898
Real estate - mortgage	6,641,665	7,717,694	—	7,760,925	68,498
Real estate - construction	1,921,373	3,020,761	—	3,022,740	77,977

With an allowance recorded:
Commercial	$93,456	$93,456	$93,456	$96,890	$8,099
Real estate – construction	978,743	1,043,972	322,431	1,047,517	8,759

Total:
Commercial	$1,051,718	$1,149,210	$93,456	$1,461,337	$40,997
Real estate – mortgage	6,641,665	7,717,694	—	7,760,925	68,498
Real estate – construction	2,900,116	4,064,733	322,431	4,070,257	86,736

The average recorded investment in impaired loans for the three month period ended September 30, 2011 is substantially equivalent to the nine month averages included above.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans as of December 31, 2010

With no related allowance recorded:
Commercial	$790,042	$884,488	$—	$981,444	$3,111
Real estate - mortgage	4,219,223	5,182,771	—	5,226,383	119,642
Real estate - construction	764,604	1,854,589	—	1,857,234	103,874

With an allowance recorded:
Commercial	$2,322,025	$2,322,025	$1,430,562	$2,394,814	$139,083
Real estate – mortgage	2,375,818	2,411,734	92,658	2,428,367	88,045
Real estate – construction	1,012,238	1,050,946	260,283	1,077,766	24,756

Total:
Commercial	$3,112,067	$3,206,513	$1,430,562	$3,376,258	$142,194
Real estate – mortgage	6,595,040	7,594,505	92,658	7,654,750	207,687
Real estate – construction	1,776,842	2,905,535	260,283	2,935,000	128,630

In the table above, the first column titled Recorded Investment includes the balance due on the loan less any interest received while on nonaccrual status. In the next column the Unpaid Principal Balance includes the loan balance due plus calculated accrued interest, which would normally be accrued and due, if the loan was not on nonaccrual status.

Index

5.    ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months’ deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof. Of the nine loans identified as troubled debt restructures at September 30, 2011, three were granted deferral of principal payments, five had interest rate reductions and lengthened amortization and one had deferral of principal payment and a rate reduction. When a loan becomes a troubled debt restructure, it is normally placed in nonaccrual status until it is evident that the borrower will perform at the modified terms. The Company’s policy is to require satisfactory payments for a six month period before the loan will be considered for reinstatement to accrual status. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Management identifies the early onset of borrower financial difficulties via the utilization of various indicators. Chief of these indicators would simply be the review of the borrower’s repayment pattern. When repayment patterns begin to exhibit practices that are less than what is allowed within the contractual allowance, an indication of early difficulties emerges.  If this pattern continues, the Bank will document collection efforts via on-site visits to the borrower’s premises whereby providing further, observable input into the borrower’s financial condition. Furthermore, the Bank makes a consistent practice to require the submission of periodic interim and annual financial information of the borrowers, guarantors and co-signors.  This information is obtained to determine the borrower’s historical debt serviceability and to make judgments’ concerning future repayment. Should financial information be denied, the Bank will utilize various options to encourage compliance.  If the financial information remains uncollectable, the Bank will utilize the review of updated credit reports to determine debt levels and repayment practices with other lenders.

A summary of loan modifications that meet the definition of troubled debt restructurings and the related reserves as of September 30, 2011 and December 31, 2011 is set forth below:

Dollars in thousands
	September 30, 2011			December 31, 2010
	No. of Loans	Amount	Specific loan loss reserves	No. of Loans	Amount	Specific loan loss reserves

Nonperforming Loans	3	$2,303,668	$191,672	4	$4,431,413	$283,825

Performing Loans	6	1,394,593	224,215	4	1,324,348	69,116

Total troubled debt restructured loans	9	$3,698,261	$415,877	8	$5,755,761	$352,941

The following table presents loans by class modified as troubled debt restructuring that occurred during the nine month period ended September 30, 2011:

Modifications
During the Nine Months ended September 30, 2011

Dollars in thousands

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	3	$25,791	$25,791
Real Estate - Mortgage	3	2,055,201	2,055,201
Real Estate-Construction	3	1,617,269	1,617,269

	Number of Contracts	Recorded Investment

Troubled Debt Restructuring:
That Subsequently Defaulted
Commercial	3	$25,791
Real Estate - Mortgage	1	747,253
Real Estate-Construction	1	748,172

Index

5.    ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The troubled debt restructuring described above increased the allowance for loan losses by $150,000 and resulted in no charge offs during the nine months ended September 30, 2011.

The following table presents loans by class modified as troubled debt restructuring that occurred during the three month period ended September 30, 2011:

Modifications
During the Three Months ended September 30, 2011

Dollars in thousands

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	3	$25,791	$25,791
Real Estate - Mortgage	3	2,055,201	2,055,201
Real Estate-Construction	3	1,617,269	1,617,269

	Number of Contracts	Recorded Investment

Troubled Debt Restructuring:
That Subsequently Defaulted
Commercial	3	$25,791
Real Estate - Mortgage	1	747,253
Real Estate-Construction	1	748,172

The troubled debt restructuring described above increased the allowance for loan losses by $150,000 and resulted in no charge offs during the three months ended September 30, 2011.

A summary of modified loans that do not meet the definition of troubled debt restructures is set forth below:

September 30, 2011

Commercial	$796,688
Real Estate-Mortgage	12,769,870
Real Estate-Construction	2,499,750
Agricultural	—
Consumer and Other	—

Total	$16,066,308

The Bank has granted concessions on loans that do not meet the definition of a troubled debt restructure. The loan terms were modified due to competitive pressures. The customers involved were highly creditworthy and were determined by management to be likely and able to move their business to a competing financial institution if their loan terms were not modified.

Index

6.    BANK PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Furniture and equipment	$2,799,726	$2,646,895
Premises	6,601,381	6,581,465
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379
	11,069,828	10,897,081

Less accumulated depreciation and amortization	(2,795,528)	(2,386,393)
	$8,274,300	$8,510,688

7.    COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $26.1 million and $29.8 million and letters of credit of $475,000 and $275,000 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, consumer loan commitments, which are generally unsecured, represent approximately 8% of total commitments. Agricultural loan commitments represent approximately 7% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 61% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 24% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%. In addition, the majority of the Bank’s commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2011 or December 31, 2010.

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

During the nine-month period ended September 30, 2011, the Company awarded 2,877 shares of restricted stock. The restricted stock will vest in two-years from the date of grant. There were 1,877 shares of restricted stock issued during the three months ended September 30, 2011. There was no restricted stock issued during 2010.

In addition during the nine-month period ended September 30, 2011 there were 2,100 incentive stock options and 8,400 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $7.81 per option. There were no options granted during the nine-month period ended September 30, 2010. There were no stock options issued in the three month period ended September 30, 2011 or 2010.

The fair value of each incentive and non-qualified stock option award granted is estimated on the grant date using the Black-Scholes option pricing model. Fair values of the stock options issued during the nine months ended September 30, 2011 is based on the weighted-average assumptions shown in the table below.

Nine Months Ended
September 30, 2011
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

Compensation expense is recognized over the vesting period on a straight line accounting basis. Compensation cost related to stock options recognized in operating results was $84,509 and $35,738 for the nine month periods ended September 30, 2011 and 2010, respectively. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows. There were no excess tax benefits during the periods ended September 30, 2011 or 2010.

Index

8.           STOCK BASED COMPENSATION (Continued)

The following table summarizes information about stock option activity for the nine months ended September 30, 2011:

	For the Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Incentive:
Options outstanding at January 1, 2011	60,641	$9.88
Options granted	2,100	7.81
Options exercised	(5,539)	5.87
Options expired	(1,158)	12.53
Options outstanding at September 30, 2011	56,044	10.14	4.12 years	$10,701	(1)
Options vested or expected to vest after September 30, 2011	45,687	9.51	3.55 years	$10,701	(1)
Options exercisable at September 30, 2011	44,243	9.51	3.55 years	$10,701	(1)

Nonstatutory:
Options outstanding at January 1, 2011	66,803	$10.50
Options granted	8,400	7.81
Options exercised
Options expired
Options outstanding at September 30, 2011	75,203	10.20	3.55 years	$5,882	(1)
Options vested or expected to vest after September 30, 2011	74,000	10.13	3.47 years	$5,882	(1)
Options exercisable at September 30, 2011	72,889	10.13	3.47 years	$5,882	(1)

(1) 68,554 non-statutory options and 40,355 incentive options are excluded from intrinsic value from table above because the exercise price is greater than the stock price at September 30, 2011.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2011. There were 5,539 options exercised during the nine months ended September 30, 2011 and none during the 2010 period. There was 2,877 shares of restricted stock issued during the nine months ended September 30, 2011 and none during the 2010 period. There were 5,539 options exercised and 1,877 shares of restricted stock issued during the three months ended September 30, 2011 and none during the 2010 period. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $49,119 and $39,000, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of September 30, 2011, there was $23,864 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be realized over a weighted average period of nine months and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net Income:
Net income	$826,339	$675,301	$2,310,585	$1,399,062
Less: Dividends accrued and discounts accreted on preferred shares	104,913	96,250	312,433	289,819

Net income allocated to common shareholders	$721,426	$579,051	$1,998,152	$1,109,243
Earnings Per Share:
Basic earnings per share	$0.26	$0.21	$0.72	$0.40
Diluted earnings per share	$0.26	$0.21	$0.72	$0.40
Weighted Average Number of Shares Outstanding:
Basic shares	2,764,890	2,739,560	2,763,285	2,739,560
Diluted shares	2,771,668	2,743,386	2,770,382	2,743,448

All earnings per share and weighted-average share amounts in the above table have been restated to reflect the 5% stock dividend in June 2011. There were 108,909 options excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011, respectively, and 104,320 excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010, respectively, as they were identified as anti-dilutive.

10.       COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale. The Company’s comprehensive income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net income	$826,339	$675,301	$2,310,585	$1,399,062
Other comprehensive income:
Unrealized holding gain on available-for-sale investment securities, net of tax	417,598	273,029	968,094	532,707

Total comprehensive income	$1,243,937	$948,330	$3,278,679	$1,931,769

Index

11.    INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes. The difference in the effective tax rates compared to the statutory tax rates is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones”.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2011.

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

The Series B Preferred Stock Qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant Preferred pays cumulative dividends at a rate of 9% per annum until redemption. The terms governing the Series B Preferred Stock and the Series C Preferred Stock provide that either series may be redeemed by the Company after three years; however, the Warrant Preferred may not be redeemed until after all the Series B Preferred stock has been redeemed, and prior to the end of three years, the Series B Preferred stock and the Warrant Preferred may be redeemed by the Company only with proceeds from the sale of Qualifying equity securities of the Company (“ Qualified Equity Offering”). The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009 permits the Company to redeem the Series B Preferred stock and the Warrant Preferred without a Qualified Equity Offering, subject to the Company’s consultation with the Board of Governors of the Federal Reserve System.

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

13.           FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011. The table also indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable data for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized below:

	September 30, 2011
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government agencies	$11,767,000	$—	$11,767,000	$—
Mortgage-backed securities:
U.S. Government agencies	19,419,000	—	19,419,000	—
Small Business Administration	13,045,000	—	13,045,000	—
Municipal securities	19,862,000	—	19,862,000	—
Total assets measured at fair value	$64,093,000	$—	$64,093,000	$—

	December 31, 2010
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Treasury securities	$3,800,000	$—	$3,800,000	$—
U.S. Government agencies	5,533,000	—	5,533,000	—
Mortgage-backed securities:
U.S. Government agencies	12,770,000	—	12,770,000	—
Small Business Administration	14,577,000	—	14,577,000	—
Municipal securities	14,143,000	—	14,143,000	—
Total assets measured at fair value	$50,823,000	$—	$50,823,000	$—

Index

13.           FAIR VALUE MEASUREMENT (Continued)

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the nine month period ended September 30, 2011 and year ended December 31, 2010, there were no transfers in or out of Levels 1, 2, or 3.

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2011 or December 31, 2010.

Assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 are summarized below:

	Fair Value Measurements at September 30, 2011 Using
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:

Impaired loans at:
Commercial	$1,677,000	$—	$—	$1,677,000	$(269,000)
Real estate – mortgage	1,556,000	—	—	1,556,000	100,000
Real estate - construction	1,294,000	—	—	1,294,000	(54,000)
	$4,527,000	$—	$—	$4,527,000	$(223,000)

	Fair Value Measurements at December 31, 2010 Using
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:

Impaired loans at:
Commercial	$1,906,000	$—	$—	$1,906,000	$(69,000)
Real estate – mortgage	3,021,000	—	3,021,000	—	472,000
Real estate - construction	2,460,000	—	2,296,000	164,000	(1,099,000)
	$7,387,000	$—	$5,317,000	$2,070,000	$(696,000)

Index

13.           FAIR VALUE MEASUREMENT (Continued)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3. The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals. Certain impaired loans with current appraisals have been discounted to liquidation value through additional market research of comparable properties, but are still included in Level 3 due to the inherent uncertainty of the appraisal process. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income. The recorded investment in impaired loans was $4,943,000 and $10,909,000 with a valuation allowance of $416,000 and $1,584,000 at September 30, 2011 and December 31, 2010, respectively.

The Company did not change the methodology used to determine fair value for any financial instruments during 2011. There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended September 30, 2011.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$26,571,872	$26,571,872	$32,667,967	$32,667,967
Available-for-sale investment securities	64,093,000	64,093,000	50,823,000	50,823,000
Loans, net	227,053,448	222,548,373	234,304,310	231,913,397
Cash surrender value of life insurance policies	6,826,897	6,826,897	6,627,060	6,627,060
Accrued interest receivable	1,191,293	1,191,293	1,209,657	1,209,657
FHLB stock	1,456,300	1,456,300	1,360,700	1,360,700

Financial liabilities:
Deposits	$289,841,570	$289,992,179	$294,277,800	$294,622,852
Short-term debt	2,303,808	2,617,938	1,561,650	1,561,650
Long-term debt	—	—	1,000,000	1,285,482
Junior subordinated deferrable interest debentures	3,093,000	680,460	3,093,000	804,180
Accrued interest payable	65,007	65,007	97,597	97,597

Index

14.    RECENT ACCOUNTING DEVELOPMENTS

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides for a more consistent application of the accounting guidance for troubled debt restructurings (TDRs). This ASU clarified guidance on a creditor’s evaluation of whether it has granted a concession to a borrower, and clarified guidance to determine if a borrower is experiencing financial difficulties. This ASU also finalized the disclosures required in a creditor’s financial statements related to TDRs. The new provisions of this standard became effective on July 1, 2011. As a result of adopting ASU 2011-02, management reassessed all restructurings that occurred on or after January 1, 2011 and applied the guidance of ASU 2011-02 to those loans. As a result of this retrospective application, no additional loans were identified as TDR’s.

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

Presentation of Comprehensive Income

In June 2011, FASB proposed ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This proposed ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The proposed amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. On October 21, 2011, FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

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

The Company earned net income of $826,000, or $0.26 per diluted share for the three months ended September 30, 2011, compared to $675,000 or $0.21 per diluted share for the three months ended September 30, 2010. The Company earned net income of $2.3 million or $0.72 per diluted share, for the nine-month period ended September 30, 2011, compared to $1.4 million, or $0.40 per diluted share, for the nine-month period ended September 30, 2010. The annualized return on average assets was 0.89% for the nine months ended September 30, 2011 and 0.54% for the same period of 2010. The annualized return on average common shareholders’ equity for the nine month periods ended September 30, 2011 and 2010 was 7.70% and 4.96%, respectively. The increase in earnings was primarily due to decreases in the provision for loan losses, offset by increases in salaries expense and other non-interest expenses.

At September 30, 2011, the Company’s total assets were $340.7 million, a $732,000 decrease or 0.2% from total assets of $341.4 at December 31, 2010, and a decrease of $1.9 million or compared to September 30, 2010. Total loans were $227.1 million at September 30, 2011, a decrease of $7.3 million or 3% compared to December 31, 2010, and a decrease of $8.6 million or 4% compared to September 30, 2010. The decline in loan volume in both periods was primarily attributable to loan paydowns and fewer opportunities for commercial real estate mortgage lending due to a reduction in potential borrowers meeting the Company’s credit quality standards.

Total deposits were $289.8 million at September 30, 2011, a decrease of $4.4 million or 2% from total deposits of $294.3 million at December 31, 2010, and a decrease of $5.7 million or 2% compared to September 30, 2010. There were no brokered time deposits at September 30, 2011. The amount of brokered time deposits included in total deposits at December 31, 2010, and September 30, 2010 were $9.2 million and $17.2 million, respectively. The decline in deposits was mostly due to the payoff of brokered time deposits and maturation of time deposits. The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.

At September 30, 2011, the Company’s Leverage Ratio was 12.7% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 17.5% and 18.8%, respectively. At December 31, 2010, the Company’s Leverage Ratio was 12.1% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 16.2% and 17.5%, respectively. The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital Ratios at September 30, 2010 were 11.8%, 15.8% and 17.1%, respectively. The Company’s capital ratios increased during the nine months ended September 30, 2011 primarily as a result of net income earned during the period and a decrease in risk-weighted assets, primarily real estate-mortgage and construction loans.

Index

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

	Average balances and weighted average yields and costs
	Nine Months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$26,578	$50	0.25%	$28,065	$51	0.24%
Available-for-sale investment securities:
Taxable	40,920	715	2.34%	27,843	551	2.65%
Exempt from Federal income taxes (1)	16,035	500	6.32%	15,288	474	6.28%
Total securities (1)	56,955	1,215	3.46%	43,131	1,025	3.93%
Loans (2) (3)	233,148	10,504	6.02%	243,792	11,124	6.10%
Total interest-earning assets (1)	316,681	11,769	5.08%	314,988	12,200	5.28%

Noninterest-earning assets, net of allowance for loan losses	29,067			30,020
Total assets	$345,748			$345,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$121,391	$430	0.47%	$122,754	$549	0.60%
Time deposits less than $100,000	21,585	152	0.94%	24,964	276	1.48%
Time deposits $100,000 or more	61,249	589	1.29%	72,448	1,057	1.95%
Total interest-bearing deposits	204,225	1,171	0.77%	220,166	1,882	1.14%
Long-term debt	2,425	93	5.13%	3,245	128	5.27%
Junior subordinated deferrable interest debentures	3,093	84	3.63%	3,093	86	8.72%
Total interest-bearing liabilities	209,743	1,348	0.86%	226,504	2,096	1.24%

Noninterest-bearing deposits	92,262			77,917
Other liabilities	3,608			2,901
Total liabilities	305,613			307,322
Shareholders’ equity	40,135			37,686
Total liabilities and shareholders’ equity	$345,748			$345,008

Net interest income and margin (1)		$10,421	4.51%		$10,104	4.39%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $107 and $88 interest received on nonaccrual loans for the nine-month periods ended September 30, 2011 and 2010, respectively. There was $63 and $22 interest reversed on loan transferred to nonaccrual status for the periods ended September 30, 2011 and 2010, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $382 and $427 for 2011 and 2010, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2011 and 2010.

Changes in net interest income due to changes in volumes and rates

	Nine months ended September 30, 2011 vs. September 30, 2010
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$(3)	$2	$(1)
Investment securities
Taxable	259	(95)	164
Exempt from Federal income taxes	35	(9)	26
Total securities	294	(104)	190
Loans	(486)	(134)	(620)
Total interest income	$(195)	$(236)	$(431)

Increase (decrease) in interest expense:
Other interest bearing deposits	(6)	(113)	(119)
Time deposits less than $100,000	(37)	(87)	(124)
Time deposits $100,000 or more	(163)	(305)	(468)
Total interest-bearing deposits	(206)	(505)	(711)
Long-term debt	(32)	(3)	(35)
Junior subordinated deferrable interest debentures	—	(2)	(2)
Total interest expense	(238)	(510)	(748)
Increase in net interest income	$43	$274	$317

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $10.4 million for the nine-month period ended September 30, 2011 compared to $10.1 million for the same period of 2010, an increase of $317,000 or 3%. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $43,000, and changes in interest rates on these same accounts caused net interest income to increase by $274,000.

The increase in net interest income was primarily caused by a reduction in the cost of funds, which was offset by decreases in average loan volume and declining yields on investment securities as well as decreased interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.86% in the 2011 period compared to 1.24% in the 2010 period, a reduction of 38 basis points. Average total interest-bearing liabilities in the 2011 period decreased by $16.8 million or 7% compared to the 2010 period. This included a decrease of $15.0 million or 15% in average time deposits due to the payoff of all brokered deposits, as well as maturing time deposits that were not renewed. The Company’s long-term debt decreased by $820,000 or 7% due to scheduled repayments.

The increase in net interest income from the decline in the cost of funds was offset by declining yields on interest-earning assets. Total interest income for the nine-month periods ended September 30, 2011 and 2010 was $11.8 million and $12.2 million, respectively, a decrease of $431,000 or 4%, that was attributable to decreased loan volume and yield.

The Company’s interest income from loans decreased by $620,000 due to the impact of the average yield on loans decreasing from 6.10% in the 2010 period to 6.02% in the 2011 period, a change of 8 basis points. Average loans decreased by $10.6 million or 4%. The decrease in average loan yield was primarily due to normal repricing activity. At September 30, 2011, approximately 71% of the Company’s loan portfolio was comprised of variable rate loans of which 49% were at their floor rate.

Index

The yield on investment securities decreased from 3.93% in the 2010 period to 3.46% in the 2011 period. Growth of $13.8 million in average investment securities caused interest income from investment securities to increase by $190,000.

The Company’s net interest margin on a taxable equivalent basis increased 12 basis points from 4.39% in the nine-month period ended September 30, 2010 to 4.51% in the nine-month period ended September 30, 2011. The improvement in the Company’s net interest margin was primarily attributable to the decrease in the average cost of funds, offset by the decrease in the yield on average assets.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was a $375,000 provision recorded during the nine months ended September 30, 2011 compared to a $1.8 million provision for the nine-month period ended September 30, 2010. Management determined the provision for loan losses for the period ended September 30, 2011 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume and valuation of impaired loans. See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2011 and 2010 totaled $1.1 million and $984,000, respectively, an increase of $110,000 or 11%. The components of non-interest income during each period were as follows:

Non-interest income

	Nine Months ended September 30,
(in thousands)	2011	2010	Increase (Decrease)

Service charges	$525	$585	$(60)
Gain on sale of available-for-sale investment securities	144	11	133
Gain on sale of other real estate	1	—	1
Mortgage loan brokerage fees	44	31	13
Earnings on cash surrender value of life insurance policies	219	221	(2)
Other	161	136	25
Total non-interest income	$1,094	$984	$110

Service charges decreased by $60,000 due to decreases in analysis charges and reductions in NSF and overdrafts. Mortgage loan brokerage fees increased by $13,000 due to increased real estate loan underwriting activity. The gain on sale of investment securities resulted primarily from sales of mortgage-backed securities that had paid down to relatively small balances.

Index

Non-Interest Expense

For the first nine months of 2011 and 2010, non-interest expense totaled $7.6 million and $7.3 million, an increase of $284,000 or 4%. Salaries and employee benefit expense increased by $299,000 or 8% during the nine months ended September 30, 2011 due to new hires, the expense of stock options and restricted stock granted during 2011. In addition, there was a $55,000 or 17% increase in other expenses that primarily reflected increased director fees and increased number of director meetings. These increases were offset by a $126,000 or 23% decrease in FDIC insurance cost due to revised premium calculation methodology and a $40,000 or 13% decrease in professional and legal expenses due to reduced usage.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2011 and 2010:

Non-interest expense

	Nine Months ended September 30,
(in thousands)	2011	2010	Increase (Decrease)
Salaries and employee benefits	$4,254	$3,955	$299
Occupancy and equipment	1,015	996	19
Data processing	476	473	3
Operations	264	256	8
Professional and legal	274	314	(40)
Advertising and business development	196	153	43
Telephone and postal	176	166	10
Supplies	158	145	13
Assessment and insurance	433	559	(126)
Other expenses	370	315	55
Total non-interest expense	$7,616	$7,332	$284

Provision for Income Taxes

The provisions for income taxes for the nine-month periods ended September 30, 2011 and 2010 was $1.2 million and $556,000, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 34.5%, and 28.4%, respectively. The increase in the effective tax rate was primarily due to an increase in taxable revenues without a corresponding increase in revenues from tax exempt sources.

Index

Results of Operations for the Three Months Ended September 30, 2011

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs
	Three Months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$25,486	$16	0.25%	$29,966	$18	0.24%
Available-for-sale investment securities:
Taxable	41,830	243	2.30%	28,214	178	2.50%
Exempt from Federal income taxes (1)	16,648	177	6.39%	15,182	159	6.30%
Total securities (1)	58,478	420	3.47%	43,396	337	3.83%
Loans (2) (3)	231,973	3,571	6.11%	247,926	3,724	5.96%
Total interest-earning assets (1)	315,937	4,007	5.15%	321,288	4,079	5.14%

Noninterest-earning assets, net of allowance for loan losses	30,396			27,155
Total assets	$346,333			$348,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$119,841	$131	0.43%	$124,213	$171	0.55%
Time deposits less than $100,000	20,996	45	0.85%	23,774	77	1.28%
Time deposits $100,000 or more	59,804	215	1.43%	72,166	322	1.77%
Total interest-bearing deposits	200,641	391	0.77%	220,153	570	1.03%
Long-term debt	2,325	30	5.12%	2,633	33	4.97%
Junior subordinated deferrable interest debentures	3,093	28	3.59%	3,093	30	3.85%
Total interest-bearing liabilities	206,059	449	0.86%	225,879	633	1.11%

Noninterest bearing deposits	95,054			80,962
Other liabilities	3,936			3,219
Total liabilities	305,049			310,060
Shareholders’ equity	41,284			38,383
Total liabilities and shareholders’ equity	$346,333			$348,443

Net interest income and margin (1)		$3,558	4.58%		$3,446	4.36%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)
Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $105 and no interest received on nonaccrual loans for the three month periods ended September 30, 2011 and 2010, respectively. There was $6 and $22 interest reversed on loan transferred to nonaccrual status for the periods ended September 30, 2011 and 2010, respectively.

(3)	Interest income on loans includes amortized loan fees, net of costs, of $130 and $143 for 2011 and 2010, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2011 and 2010.

Changes in net interest income due to changes in volumes and rates

	Three months ended September 30, 2011 vs.
	September 30, 2010 due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$(3)	$1	$(2)
Investment securities
Taxable	86	(21)	65
Exempt from Federal income taxes	23	(5)	18
Total securities	109	(26)	83
Loans	(240)	87	(153)
Total interest income	(134)	62	(72)

Decrease in interest expense:
Other interest-bearing deposits	(6)	(34)	(40)
Time deposits less than $100,000	(9)	(23)	(32)
Time deposits $100,000 or more	(55)	(52)	(107)
Total interest-bearing deposits	(70)	(109)	(179)
Long-term debt	(4)	1	(36)
Junior subordinated deferrable interest debentures	—	(2)	(2)
Total interest expense	(74)	(110)	(184)
Increase (decrease) in net interest income	$(60)	$172	$112

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.6 million for the three-month periods ended September 30, 2011 compared to $3.5 million for the same period of 2010, an increase of $112,000 or 3%. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to decrease by $60,000 and changes in interest rates on these same accounts caused net interest income to increase by $172,000.

The increase in net interest income was caused by a reduction in the Company’s cost of funds, which was offset by decreases in both average loan volume and declining yields on loans and investment securities as well as interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.86% in the 2011 period compared to 1.11% in the 2010 period, a reduction of 25 basis points. Average total interest-bearing liabilities in the 2011 period decreased by $19.8 million or 9% compared to the 2010 period. This included a decrease of $15.1 million or 16% in average time deposits due to the payoff of brokered time deposits and maturing time deposits that were not renewed, and a $308,000 million or 12% decrease in the Company’s long-term debt due to scheduled repayments.

Total interest income for the three-month periods ended September 30, 2011 decreased from $4.1 million at September 30, 2010 to $4.0 million at September 30, 2011, a decrease of $72,000 or 2%. Primary causes for the decline in total interest income are reductions in the average loan volume during the quarter, as well as declining yield on investment securities. The average yield on interest earning assets increased from 5.14% in the 2010 period to 5.15% in the 2011 period. The average yield on loans increased from 5.96% in the 2010 period to 6.11% in the 2011 period due to the collection of $99,000 of interest income from non accrual loans.

The Company’s interest income from loans decreased by $153,000 due to a $16.0 million decrease in average loan volume. The yield on investment securities decreased from 3.83% in the 2010 period to 3.47% in the 2011 period which was offset by a $15.1 million or 35% increase in average volume. This resulted in earnings on investment securities to increase by $83,000 or 25%.

Index

The Company’s net interest margin on a taxable equivalent basis increased 22 basis points from 4.36% in the three-month period ended September 30, 2010 to 4.58% in the three-month period ended September 30, 2011. The increase in the Company’s net interest margin was primarily attributable to the average cost of funds decreasing at a greater rate than average asset yields.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was a $150,000 loan loss provision recorded during the three months ended September 30, 2011 compared to a $550,000 provision for the three-month period ended September 30, 2010. Management determined the provision for loan losses for the period ended September 30, 2011 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans. See the sections below titled “Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2011 and 2010 totaled $434,000 and $358,000, respectively, an increase of $76,000 or 21%. The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended September 30,
(in thousands)	2011	2010	Increase (Decrease)
Service charges	$179	$197	$(18)
Gain on sale of available-for-sale investment securities, net	107	11	96
Gain on sale of OREO	1	—	1
Mortgage loan brokerage fees	15	23	(8)
Earnings on cash surrender value of life insurance policies	73	75	(2)
Other	59	52	7

Total non-interest income	$434	$358	$76

Service charges decreased by $18,000 due to decreased analysis charges and reductions in NSF and overdrafts. Mortgage loan brokerage fees decreased by $8,000 due to decreased real estate underwriting fees. The gain on sale of investment securities resulted from sales made to reposition the investment portfolio for risk management purposes.

Non-Interest Expense

For the quarter ended September 30, 2011, non-interest expense totaled $2.6 million and $2.3 million, respectively, an increase of $294,000 or 13%. Salaries and employee benefits expense increased by $253,000 or 21% to $1.5 million due to new hires and restricted stock granted during the third quarter of 2011. There was a $12,000 or 4% increase in occupancy and fixed asset expense due to costs associated with upgrading the bank’s technology platform, and a $30,000 or 75% increase in advertising and business development expense that reflected planned expenditures relating to growth initiatives and a $26,000 or 46% increase in professional and legal expense due to loan related legal costs and audit fees. These were offset by a $34,000 or 22% decrease in FDIC insurance assessments due to revised premium calculation.

Index

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2011 and 2010:

Non-interest expense

	Three Months ended June 30,
(in thousands)	2011	2010	Increase (Decrease)

Salaries and employee benefits	$1,481	$1,228	$253
Occupancy and equipment	345	333	12
Data processing	154	159	(5)
Operations	78	78	—
Professional and legal	82	56	26
Advertising and business development	70	40	30
Telephone and postal	60	58	2
Supplies	56	48	8
Assessment and insurance	118	152	(34)
Other expenses	112	110	2

Total non-interest expense	$2,556	$2,262	$294

Provision for Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2011 and 2010 was $459,000 and $317,000, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 35.9%, and 31.9%, respectively. The increase in the effective tax rate was primarily due to an increased in taxable revenues without a corresponding increase in revenues from tax exempt sources.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	September 30, 2011
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government agencies	$11,383	$391	$(7)	$11,767
Mortgage-backed securities:
U.S. Government agencies	18,941	478	—	19,419
Small Business Administration	12,766	279	—	13,045
Municipal securities	19,428	519	(85)	19,862
Total	$62,518	$1,667	$(92)	$64,093

	December 31, 2010
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$3,841	$15	$(56)	$3,800
U.S. Government agencies	5,538	56	(61)	5,533
Mortgage-backed securities:
U.S. Government agencies	12,577	261	(68)	12,770
Small Business Administration	14,387	202	(12)	14,577
Municipal securities	14,550	22	(429)	14,143
Total	$50,893	$556	$(626)	$50,823

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	September 30, 2011		December 31, 2010
Commercial	$44,198	19%	$46,294	19%
Real estate – mortgage (1)	162,358	69	165,202	68
Real estate – construction	19,880	9	23,437	10
Agricultural	4,375	2	4,304	2
Consumer and other	2,156	1	2,153	1
Subtotal	232,967	100%	241,390	100%
Deferred loan fees, net	(325)		(387)
Allowance for loan and lease losses	(5,589)		(6,699)
Total loans, net	$227,053		$234,304

(1) Consists primarily of commercial mortgage loans.

During the nine months ended September 30, 2011, loans declined in the category of commercial, real estate – mortgage and real estate-construction. The decline in loans was due to the volume of normal loan paydowns exceeding the volume of new loans originated by the Company and strong competition for quality loans in the Company’s target markets.

NONPERFORMING ASSETS

Non-performing loans at September 30, 2011 were comprised of seven customer relationships in nonaccrual status. Nonperforming loans increased during 2011 due to the transfer of two real estate commercial loans and one commercial loan to nonaccrual status and the sale of one real estate loan.

A summary of nonaccrual loans is set forth below:

Dollars in thousands
	September 30, 2011	December 31, 2010	September 30, 2010

Nonperforming Loans	$7,520	$6,822	$5,886
Loans past due 90 days or more and still accruing	—	—	—
Total nonperforming loans	$7,520	$6,822	$5,886

Other real estate owned	$—	$—	$—
Other vehicles owned	—	—	—
Total nonperforming assets	$7,520	$6,822	$5,886

Specific Loss Reserve	$416	$284	$1,648
Foregone Interest	$540	$743	$623
% of Total Loans	3.23%	2.83%	2.43%

Index

Composition of Nonaccrual, Past Due and Restructured Loans

A summary of nonaccrual, restructured and past due loans is set forth below:

Dollars in thousands	September		December
	2011	2010	2010
Nonaccrual	$5,116	$3,350	$2,929
Restructured nonaccrual loans	2,404	2,536	3,893
	$7,520	$5,886	$6,822

Accruing loans past due 90 days or more	—	—	—

Nonaccrual loans to total loans	3.23%	2.43%	2.91%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full. At September 30, 2011, the recorded investment in loans that were considered to be impaired totaled $10.6 million. The specific allowance for loan losses for impaired loans at September 30, 2011 totaled $416,000. At December 31, 2010, the recorded investment in loans that were considered to be impaired totaled $11.5 million. The specific allowance for loan losses for impaired loans at December 31, 2010 totaled $1.8 million.

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

The allowance for loan and lease losses totaled $5.6 million or 2.40% of total loans at September 30, 2011. This compared to $6.4 million or 2.66% of total loans at September 30, 2010 and $6.7 million or 2.78% at December 31, 2010. The Company recorded $1.5 million in net charge-offs during the nine months ended September 30, 2011 compared to net charge-offs of $1.6 million during the nine months ended September 30, 2010, and net charge-offs of $1.6 million during the twelve months ended December 31, 2010.

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

Index

The following table summarizes the changes in the allowance for loan and lease losses for the periods indicated:

Changes in allowance for loan and lease losses

	Nine Months Ended	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2011	September 30, 2010	December 31, 2010

Balance at beginning of period	$6,699	$6,231	$6,231
Charge-offs:
Commercial and agricultural	(1,603)	(34)	(35)
Real estate mortgage	—	(1,530)	(1,530)
Real estate construction	—	—	—
Consumer	—	(29)	(28)
Total charge-offs	(1,603)	(1,593)	(1,593)
Recoveries:
Commercial and agricultural	18	10	11
Real estate mortgage	100	—	—
Real estate construction	—	—	—
Consumer	—	—	—
Total recoveries	118	10	11
Net recoveries/(charge-offs)	(1,485)	(1,583)	(1,582)
Provision for loan losses	375	1,800	2,050
Balance at end of period	$5,589	$6,448	$6,699
Net charge-offs to average loans outstanding	0.64%	0.65%	0.65%
Average loans outstanding	$233,474	$243,792	$243,519
Ending allowance to total loans outstanding	2.40%	2.66%	2.78%

Premises and Equipment

(in thousands)	September 30, 2011	December 31, 2010

Furniture and equipment	$2,800	$2,647
Premises	6,601	6,582
Leasehold improvements	207	207
Land	1,461	1,461
	11,069	10,897

Less accumulated depreciation and amortization	(2,795)	(2,386)
Total	$8,274	$8,511

Depreciation and amortization expense included in occupancy and equipment expense totaled $413,000 and $512,000 for the nine-month period ended September 30, 2011 and year ended December 31, 2010.

Index

Deposits

Total deposits were $289.8 million at September 30, 2011, a $4.4 million or 2% decrease from the December 31, 2010 total of $294.3 million. Interest-bearing deposits decreased by $1.0 million or 1% and time deposits decreased by $1.8 million or 2%, respectively, during the nine month period ended September 30, 2011. There were no brokered deposits at September 30, 2011. Brokered deposits at December 31, 2010 were $9.2 million. The Company utilized brokered deposits to lessen the negative impact of a rising rate scenario on its net interest margin during the 2010 period.

Total deposits at September 30, 2011 and December 31, 2010 are summarized in the following table:

Deposit Portfolio

(dollars in thousands)	September 30, 2011		December 31, 2010
Non-interest bearing	$98,690	34%	$91,203	31%
Interest bearing	118,438	41	119,446	41
Brokered deposits	—	—	9,162	3
Time deposits	72,714	25	74,467	25
Total	$289,842	100%	$294,278	100%

Federal Home Loan Bank Borrowings

The Company has utilized borrowings from the FHLB during periods when market conditions for growing the deposit base were unfavorable and for risk management purposes. At September 30, 2011, the Company had outstanding fixed rate debt from the Federal Home Loan Bank totaling $2.3 million compared to $2.6 million at December 31, 2010. At September 30, 2011, the weighted average rate on borrowings was 5.13%. The remaining principal balance of debt is scheduled to mature at various dates ending in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003. The $3.0 million of junior subordinated deferrable interest debentures at September 30, 2011 was unchanged from December 31, 2010. The rate of interest paid on these debentures was 3.63% at September 30, 2011 compared to 3.69% at December 31, 2010.

Capital Resources

The Company’s shareholders’ equity was $41.8 million at September 30, 2011 and $38.7 million at December 31, 2010. The increase resulted primarily from net income of $2.3 million for the nine months ended September 30, 2011.

Management considers capital needs as part of its strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s Risk-Based Capital Ratios as of September 30, 2011 and December 31, 2010:

Capital and capital adequacy ratios

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$43,921	12.7%	$41,791	12.1%
Minimum regulatory requirement	$13,853	4.0%	$13,859	4.0%

Valley Business Bank	$43,742	12.7%	$41,663	12.0%
Minimum requirement for “Well- Capitalized” institution	$17,317	5.0%	$17,324	5.0%
Minimum regulatory requirement	$13,849	4.0%	$13,854	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$43,921	17.5%	$41,791	16.2%
Minimum regulatory requirement	$10,018	4.0%	$10,323	4.0%

Valley Business Bank	$43,742	17.5%	$41,663	16.2%
Minimum requirement for “Well-Capitalized” institution	$15,027	6.0%	$15,479	6.0%
Minimum regulatory requirement	$10,018	4.0%	$10,319	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$47,083	18.8%	$45,060	17.5%
Minimum regulatory requirement	$20,036	8.0%	$20,645	8.0%

Valley Business Bank	$46,904	18.8%	$44,931	17.4%
Minimum requirement for “Well-Capitalized” institution	$25,045	10.0%	$25,798	10.0%
Minimum regulatory requirement	$20,036	8.0%	$20,639	8.0%

Index

Capital Resources (continued)

At September 30, 2011 and December 31, 2010, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation. At September 30, 2011 and December 31, 2010, $3.0 million of trust securities was included in Tier 1 Capital.

The amount of preferred stock issued to the Treasury represents approximately 3% of the Company’s risk adjusted assets and serves as Tier 1 capital. Accordingly, the impact to the Company’s risk-based capital ratios at September 30, 2011 is an increase of approximately 300 basis points.

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

VALLEY COMMERCE BANCORP

Date: November 10, 2011	By:	/s/ Allan W. Stone
Allan W. Stone
President and Chief Executive Officer

Date: November 10, 2011	By:	/s/ Roy O. Estridge
Roy O. Estridge, Chief Financial Officer and Chief Operating Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications