Form 10-K
period 2001-12-31
Valley Commerce Bancorp
filed 2012-03-30
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year December 31, 2011
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

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $23.7 million based on the average bid and asked price reported to the Registrant on that date of $8.59 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2012
Common Stock, no par value	2,784,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2012, (Proxy Statement)	Part III
2

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

At December 31, 2011, the Company had one banking subsidiary, the Bank. The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders if and when declared by the Board of Directors, costs of repurchasing Company stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank. Other sources of cash include settlement of intercompany transactions and funds received from exercise of stock options.

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

At December 31, 2011, the Company’s assets totaled $366.5 million. As of December 31, 2011, the Company had a total of 86 employees and 80 full time equivalent employees, including the employees of the Bank.

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

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans. It also originates a small number of consumer and agricultural loans and brokers single-family residential loans to other mortgage lenders. The Bank targets small businesses, professionals and commercial property owners in its market area for loans. It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff. The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate. At December 31, 2011, Valley Business Bank’s prime rate was 1% higher than the prevailing national prime rate as published in the Wall Street Journal. The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs. For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank. At December 31, 2011 approximately 80% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 17% of the loan portfolio was comprised of commercial loans for which repayment is expected to come from the underlying cash flows of the borrower’s business operation.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California. Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base.

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

Other Bank Services. The Bank has offered Internet banking services since July 2002 and intends to continue expanding its Internet based banking services for the benefit of its customers. In recent years, new services including remote deposit capture and mobile banking have been implemented. The Bank also offers courier services, safe deposit boxes, and other customary bank services. The Bank provides certain services such as international banking transactions to its customers through correspondent banks. Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position. The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

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

Despite a very competitive banking environment and a weakening economy, the Company has continued to grow over the last three years. Total assets grew from $306.1 million at December 31, 2008, to $366.5 million at December 31, 2011, an increase of 20%. Growth in the regional economy in the early part of this timeframe and the Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s significant balance sheet components for the last four years are detailed further in the following table:

	December 31,
(dollars in 000’s)	2008	2009	2010	2011
Total assets	$306,099	$340,172	$341,421	$366,521
Loans, net	226,697	234,823	234,304	224,532
Deposits	257,323	294,282	294,278	315,877
Shareholders’ equity	30,140	36,869	38,750	42,505

As of June 30, 2011 (date of latest available statistics from FDIC), there were 16 commercial banks and savings associations with a total of 66 offices in Tulare County. On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 6.92% of the total $3.9 billion in deposits. The Company believes that it can gain additional market share in its principal market of Tulare County while it works to expand its core customer base in the metropolitan Fresno area.

Supervision and Regulation

General

The Company and the Bank are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not the protection of shareholders of the Company. Set forth below is a summary description of some of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

•       Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness

•        Source of Strength Requirement. The Dodd-Frank Act codifies the FRB’s long-standing “source of strength” policy, requiring that a bank holding company serve as a source of financial strength for any subsidiary bank.

•       Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits as in the past. Assessment rates would be reduced to a range of 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (“well capitalized” and CAMELS I or II) up to 30 to 45 basis points for banks in the highest risk category. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

•       Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Publicly traded companies that qualify as smaller reporting companies, such as the Company, are not required to comply with these voting requirements until 2013. The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. It also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•       Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will now be able to enter markets in some states more freely than prior to adoption of the act.

•       Limits on Derivatives. The Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

•       Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”). TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”). The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009 and imposed additional restrictions and requirements on TARP participants. Certain terms of the TARP CPP are as follows:

•       Treasury’s preferred stock earns 5% dividends for the first five years and 9% dividends thereafter; dividends on preferred stock issued by holding companies are cumulative; dividends on preferred stock issued by banks without holding companies are non-cumulative;

•       No increase in common stock dividends for three years while Treasury is an investor;

•       Treasury’s consent is required for stock repurchases;

•       Treasury receives warrants for common stock equal to 15% of Treasury’s total investment, with an exercise price based on the common stock’s market price;

•       Participating bank executives must agree to certain compensation restrictions and executive compensation above $500,000 may not be claimed as a tax deduction; TARP recipients are prohibited from paying bonuses, other that certain incentive compensation and severance, to their most highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and each TARP recipient must comply with certain other executive compensation related requirements;

•       If an issuer fails to pay dividends for six quarters, whether or not consecutive, Treasury is entitled to appoint two persons to the issuer’s board of directors;

The Company elected to participate in the CPP by issuing (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000. The Treasury exercised the Warrant immediately upon issuance, acquiring 385 shares of Series C Preferred Stock. On March 21, 2012, the Company repurchased all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock from Treasury for a total of $8,126,965, which includes the aggregate redemption price of $8,085,000 plus accrued but unpaid dividends of $41,965.

The Small Business Jobs Act of 2010

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

Guidance on Sound Incentive Compensation Policies

In 2010, the federal bank regulators jointly issued final guidance on sound incentive compensation policies ("SICP") intended to ensure that the incentive compensation policies of banking organizations do not undermine safety and soundness by encouraging excessive risk-taking. The SICP guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, is based on the principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, and result in enforcement actions.

Bank Holding Company Act

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, the Company is subject to examination by the FRB and is subject to limitations on the kinds of businesses in which it can engage directly or through subsidiaries. While the Company may manage or control banks, it is generally prohibited from acquiring direct or indirect ownership or control of more than five percent of any class of voting shares of an entity engaged in non-banking activities, unless the FRB finds such activities to be "so closely related to banking" as to be deemed "a proper incident thereto" within the meaning of the BHCA. As a bank holding company, the Company may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of (or, for “well managed” companies, prior written notice to) the FRB.

The BHCA includes minimum capital requirements for bank holding companies. See the section titled “–Capital Adequacy Requirements”. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as the payment of a cash dividend, would constitute an unsafe and unsound banking practice.

Securities Exchange Act of 1934

The Company’s common stock is registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This registration requires ongoing compliance with the Exchange Act and its periodic filing requirements, as well as a wide range of federal and state securities laws. Under the Exchange Act and the SEC’s rules, the Company must electronically file periodic and current reports as well as proxy statements with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), and Form 8-K (Current Report). The Company may prepare additional filings as required. The SEC maintains an Internet site, http://www.sec.gov, at which all forms filed electronically may be accessed.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of an accounting oversight board to enforce auditing, quality control and independence standards, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners assigned to the company must be rotated every five years. The act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate the certification requirement. Under the act legal counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The act requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by both management and the external auditors in the annual report to stockholders. In addition, the act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC.

The Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Regulation of the Bank

The Bank is extensively regulated by federal and state authorities. As a California state-chartered commercial bank with deposit accounts insured by the FDIC to the maximum amount permitted by law, the Bank is regulated, supervised and examined by the Commissioner of the California Department of Financial Institutions (“the Commissioner”) and the FDIC. The Bank must also comply with certain regulations issued by the FRB. The regulations of the Commissioner, the FRB and the FDIC govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, as well as the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to the requirements and restrictions of various consumer laws and regulations, as well as applicable provisions of California law, insofar as they do not conflict with and are not preempted by federal banking laws. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

The laws of the State of California affect the Bank’s business and operations. The California Financial Code provides that if the Commissioner believes that a bank is violating its articles of incorporation or state law, or is engaging in unsafe or injurious business practices, the Commissioner can order that bank to comply with the law or to cease the unsafe or injurious practices and has authority to impose civil money penalties. The Commissioner has the power to suspend or remove bank officers, directors and employees who violate any law or regulation relating to the business of the bank or breach any fiduciary duty to the bank, engage in any unsafe and unsound practices related to the business of the bank, or are charged with or convicted of a felony involving dishonesty or breach of trust. The Commissioner also has authority to take possession of and to liquidate a bank, to appoint a conservator for a bank and to appoint the FDIC as receiver for a bank.

The FDIC can pursue an enforcement action against a bank for unsafe and unsound practices in conducting its business, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

In addition to the regulation and supervision outlined above, banks must be prepared for judicial scrutiny of their lending and collection practices. For example, some banks have been found liable for exercising remedies which their loan documents authorized upon the borrower’s default. This has occurred in cases where the exercise of those remedies was determined to be inconsistent with the previous course of dealing between those banks and the borrowers. As a result, banks have had to exercise increased caution, incur greater expense and face increased exposure to liability when dealing with defaulting loans.

Capital Adequacy Requirements

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios. These guidelines, which apply to banks and bank holding companies, establish a systematic approach of assigning risk weights to bank assets and commitments, making capital requirements more sensitive to differences in risk profiles among banking organizations. For these purposes, “Tier 1” capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. “Tier 2” capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves. In calculating the relevant ratio, a bank’s assets and off-balance sheet commitments are risk-weighted; thus, for example, generally loans are included at 100% of their book value while assets considered less risky are included at a percentage of their book value (20%, for example, for inter-bank obligations and Government Agency securities, and 0% for vault cash and U.S. Government securities). Under these regulations, to be considered adequately capitalized, banks and bank holding companies are required to maintain a risk-based capital ratio of 8%, with Tier 1 risk-based capital (primarily shareholders’ equity) constituting at least 50% of total qualifying capital or 4% of risk-weighted assets. The FDIC may impose additional capital requirements on banks based on market risk.

The risk-based capital ratio focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank’s financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. . In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank’s capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank’s risk-based capital ratio. Banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, are required to hold capital consistent with the level and nature of the risks to which they are exposed.

Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution’s capital adequacy. Bank examiners consider a bank’s historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank’s internal interest rate risk management.

Under certain circumstances, the FDIC may determine that the capital ratios for a bank must be maintained at levels which are higher than the minimum levels required by the guidelines. A bank that does not achieve and maintain required capital levels may be subject to supervisory action by the FDIC through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Bank is required to meet certain guide¬lines of the FDIC concerning the maintenance of an adequate allowance for loan and lease losses.

The federal banking agencies, including the FDIC, have adopted regulations implementing a system of prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The regulations establish five capital categories with the following characteristics: (1) ”Well capitalized,” consisting of institutions with a total risk based capital ratio of 10.0% or greater, a Tier 1 risk based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and which are not operating under an order, written agreement, capital directive or prompt corrective action directive; (2) ”Adequately capitalized,” consisting of institutions with a total risk based capital ratio of 8.0% or greater, a Tier 1 risk based capital of 4.0% or greater and a leverage ratio of 4.0% or greater and which do not meet the definition of a “well capitalized” institution; (3) ”Undercapitalized,” consisting of institutions with a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (4) ”Significantly undercapitalized,” consisting of institutions with a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (5) ”Critically undercapitalized,” consisting of institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The regulations establish procedures for the classification of financial institutions within the capital categories, for filing and reviewing capital restoration plans required under the regulations, and for the issuance of directives by the appropriate regulatory agency, among other matters. See “Supervision and Regulation -- Prompt Corrective Action” for additional discussion regarding regulations.

An institution that is less than well-capitalized cannot accept brokered deposits without the consent of the FDIC. The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital based classification if it is in an unsafe and unsound condition or engaging in an unsafe and unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions (described below) that are imposed on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution), and an undercapitalized institution can be subjected to the restrictions (also described below) applicable to significantly undercapitalized institutions. See “Supervision and Regulation -- Prompt Corrective Action” for additional discussion regarding federal banking agency supervision.

An insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to any person or persons that control the institution, if it would be undercapitalized following the distribution. However, a federal banking agency may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if (i) the action is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) the action will reduce the institution’s financial obligations or otherwise improve its financial condition. An undercapitalized institution is generally prohibited from increasing its average total assets, and is also generally prohibited from making acquisitions, establishing new branches, or engaging in any new line of business except under an accepted capital restoration plan or with the approval of the FDIC. In addition, a federal banking agency has authority with respect to undercapitalized depository institutions to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution (as described below) if it determines “that those actions are necessary to carry out the purpose” of FDICIA.

The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicates that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies’ evaluation of the bank’s capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. These directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, or reduce levels of exposure, or to undertake some combination of these actions.

At December 31, 2011, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Note 11 to the Company’s financial statements included in Item 8 of this Annual Report.

Safety and Soundness Standards

Federal banking regulators have adopted guidelines prescribing standards for safety and soundness. The guidelines create standards for a wide range of operational and managerial matters including (a) internal controls, information systems, and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; (f) compensation and benefits; and (g) asset quality and earnings. Although meant to be flexible, an institution that falls short of the guidelines’ standards may be requested to submit a compliance plan or be subjected to regulatory enforcement actions.

Deposit Insurance Premiums

The FDIC has developed a risk based assessment system providing that the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. Institutions are classified into one of four risk categories. The FDIC is able to assess higher rates to institutions with a significant reliance on secured liabilities or a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.

Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits as in the past. Assessment rates range from 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (“well capitalized” and CAMELS I or II) and up to 30 to 45 basis points for banks in the highest risk category.

In February 2009, the FDIC announced a proposed special emergency assessment of 20 basis points, with the possibility of an additional emergency assessment. The FDIC ultimately adopted a special assessment of 5 basis points times an institution’s assets less its Tier 1 capital, not to exceed 10 basis points times its deposit assessment base. In addition, in December 2009, the FDIC assessed an estimate of the insurance premiums for 2010, 2011 and 2012 totaling $1,617,383. This prepaid amount will be amortized to expense over 2010, 2011 and 2012.

The Dodd-Frank Act resulted in additional changes in assessments for deposit insurance, including a revised range of assessment rates against a base determined by reference to assets and capital rather than to deposits. See “Dodd-Frank Wall Street Reform and Consumer Protection Act -- Deposit Insurance” above.

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits.

Prompt Corrective Action

The FDIC has authority: (a) to request that an institution’s primary regulatory agency (in the case of the Bank, the Commissioner) take enforcement action against it based upon an examination by the FDIC or the agency, (b) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe and unsound condition or that failure to take the action will result in continuance of unsafe and unsound practices, to order that action be taken against the institution, and (c) to exercise this enforcement authority under “exigent circumstances” merely upon notification to the institution’s primary regulatory agency. This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as the primary regulatory agency has with respect to those entities.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal bank regulatory agency. The plan must specify (a) the steps the institution will take to become adequately capitalized, (b) the capital levels to be attained each year, (c) how the institution will comply with any regulatory sanctions then in effect against the institution and (d) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan “is based on realistic assumptions, and is likely to succeed in restoring the institution’s capital” and “would not appreciably increase the risk . . . to which the institution is exposed.” A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with the capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) 5% of the institution’s assets at the time when it becomes undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with applicable capital standards as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company’s long term debt.

FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized, or that is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency, to take one or more of the following actions: (a) sell enough shares, including voting shares, to become adequately capitalized; (b) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (c) restrict specified transactions with banking affiliates as if the “sister bank” exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (d) otherwise restrict transactions with bank or non-bank affiliates; (e) restrict interest rates that the institution pays on deposits to “prevailing rates” in the institution’s “region”; (f) restrict asset growth or reduce total assets; (g) alter, reduce or terminate activities; (h) hold a new election of directors; (i) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (j) employ “qualified” senior executive officers; (k) cease accepting deposits from correspondent depository institutions; (l) divest non-depository affiliates which pose a danger to the institution; (m) be divested by a parent holding company; and (n) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for a senior executive officer without regulatory approval. If an undercapitalized institution has failed to submit or implement an acceptable capital restoration plan the appropriate federal banking agency is not permitted to approve the payment of a bonus to a senior executive officer.

Not later than 90 days after an institution becomes critically undercapitalized, the institution’s primary federal bank regulatory agency must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of non performing loans to total loans, and unless the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

The FDIC is required, by regulation or order, to restrict the activities of critically undercapitalized institutions. The restrictions must include prohibitions on the institution’s doing any of the following without prior FDIC approval: entering into any material transactions not in the usual course of business, extending credit for any highly leveraged transaction; engaging in any “covered transaction” (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying “excessive compensation or bonuses”; and paying interest on “new or renewed liabilities” that would increase the institution’s average cost of funds to a level significantly exceeding prevailing rates in the market.

Potential Enforcement Actions and Supervisory Agreements

Under federal law, banks and their institution affiliated parties may be the subject of potential enforcement actions by the FDIC for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. During periods of economic stress, regulatory oversight can be expected to increase and regulatory agencies become more aggressive in responding to concerns and trends identified in examinations. One result of this heightened activity is an increase in the issuance of enforcement actions. Enforcement actions may include the imposition of a conservator or receiver, cease and desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution affiliated parties.

Payment of Dividends

The Company. The ability of the Company to make dividend payments is subject to statutory and regulatory restrictions. A California corporation such as the Company may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a California corporation may nevertheless make a distribution to its shareholders if, giving effect to the distribution, the value of the corporation’s assets would equal or exceed the value of its liabilities plus the amount of shareholder preferences, if any.

The primary source of funds for payment of any dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Bank.

The Bank. Under California law the holders of the Bank’s common stock are entitled to receive dividends out of funds legally available for the payment of dividends when and as declared by the Board of Directors, provided the conditions described below are satisfied.

The payment of cash dividends by the Bank depends on various factors, including the earnings and capital requirements of the Bank and other financial conditions. California law provides that, as a state-licensed bank, the Bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (a) the Bank’s retained earnings or (b) the Bank’s net income for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholders during that period. However, a bank such as the Bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (1) the Bank’s retained earnings, (2) the Bank’s net income for its last fiscal year, or (3) the Bank’s net income for the current fiscal year. If the Commissioner determines that the shareholders’ equity of the Bank is inadequate or that the making of a distribution by the Bank would be unsafe or unsound, the Commissioner may order the Bank to refrain from making a proposed distribution.

Accordingly, the future payment of cash dividends by the Company will not only depend upon the Bank's earnings during any fiscal period but will also depend upon the assessment of its Board of Directors of capital requirements and other factors, including dividend guidelines and the maintenance of an adequate allowance for loan and lease losses.

Community Reinvestment Act

Pursuant to the Community Reinvestment Act (“CRA”) of 1977, the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are chartered, consistent with safe and sound banking practices. When conducting an examination of a financial institution such as the Bank, the agencies assess the institution’s record of meeting the credit needs of its entire community, including low- and moderate- income neighborhoods. This record is taken into account in an agency’s evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a bank’s community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W limit transactions between a bank and its affiliates and limit a bank’s ability to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. The statute and regulation impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a non-affiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

Tying Arrangements and Transactions with Affiliated Persons

A bank is prohibited from tie in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with some exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries (if any), or on a promise by its customer not to obtain other services from a competitor.

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

Consumer Laws and Regulations

The Bank must also comply with consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Fair Credit Reporting Act among others. These laws and regulations mandate disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing regulatory compliance and customer relations efforts.

Impact of Government Monetary Policy

The earnings of the Bank are and will be affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits, and changes in the discount rate which banks pay on advances from the Federal Reserve System. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates on loans or interest rates paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business earnings of the Bank cannot be predicted.

Legislation and Proposed Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory agencies. For example, certain proposals to substantially revise the structure of regulation of financial services are under consideration. No prediction can be made as to the likelihood of any major changes or the impact that new laws or regulations might have on the Company or the Bank.

Conclusion

It is impossible to predict with any certainty the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company in particular, or to predict whether or when any of the proposed legislation and regulations described above will be adopted. It is anticipated that banking will continue to be a highly regulated industry. Additionally, there has been a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services, and the trend toward nationwide interstate banking is expected to continue. As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies – Adoption of New Financial Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information related to recent accounting pronouncements.

ITEM 1A - RISK FACTORS

Continued deterioration of local real estate values could reduce our profitability. At December 31, 2011, approximately 80% of the Company’s loan portfolio was secured by real estate. There was a rapid increase in real estate values in our market area in recent years which peaked in mid-2007. Subsequently, our market area has experienced significant declines in real estate values. A continued downturn in such values would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us.

Deterioration of local economic conditions could reduce our profitability. Our lending operations and customer base are concentrated in Tulare and Fresno Counties which are located in the Central Valley region of California. The continuation of recessionary conditions in our market area could directly affect the Company by causing us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, Tulare and Fresno Counties are among the leading counties in the United States for agricultural production and a significant downturn in the local agricultural economy due to commodity prices, real estate prices, public policy decisions, natural disaster, or other factors could result in a decline in the local economy in general, which could in turn negatively impact the Company.

If the Company’s allowance for loan and lease losses is not sufficient to absorb actual loan losses, our profitability could be reduced. The risk of loan losses is inherent in the lending business. The Company maintains an allowance for loan and lease losses (ALLL) based upon the Company’s actual losses over a relevant time period and management’s assessment of all relevant qualitative factors that may cause future loss experience to differ from its historical loss experience. Although the Company maintains a rigorous process for determining the ALLL, it can give no assurance that it will be sufficient to cover future loan losses. If the ALLL is not adequate to absorb future losses, or if bank regulatory agencies require the Company to increase its ALLL, earnings could be significantly and adversely impacted.

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

Premiums for Federal Deposit Insurance may increase. Bank failures in recent years have caused the FDIC’s deposit insurance fund to fall below the minimum balance required by law, forcing the FDIC to consider action to rebuild the fund. The FDIC had an emergency assessment as of June 30, 2009 that required banks to prepay three years of projected premiums. The amount paid will be amortized into expense by the Bank based on the actual quarterly assessment. In addition, the Dodd-Frank Act modified the base for FDIC insurance assessments so that assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits as in the past. The Dodd-Frank Act also requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. As a result of these changes and depending on the frequency and severity of bank failures, future increases in premiums or assessments could negatively affect our earnings.

Disruptions in market conditions may adversely impact the fair value of available-for-sale investment securities. Generally Accepted Accounting Principles (GAAP) require the Company to carry its available-for-sale investment securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired. The disruptions that may be of most consequence to the Company include the financial condition of government sponsored enterprises and insurers of municipal bonds, which reduced market liquidity and fair value for the Company’s holdings of mortgage-backed securities and municipal bonds, respectively. Management expects continued volatility in the fair value of the Company’s available-for-sale investment securities and is not able to predict when or if any of its available-for-sale investment securities will become other than temporarily impaired.

Further deterioration in the financial condition of the Federal Home Loan Bank (FHLB) of San Francisco may adversely impact the Company’s investment in FHLB. The Company is a voluntary member of the FHLB of San Francisco, and is required to make an equity investment in the FHLB as a condition of borrowing money from it. In the fourth quarter of 2008, the FHLB of San Francisco announced certain weaknesses in its financial condition and suspended payment of dividends on its stock and retirement of excess stock held by member institutions. In 2010 the FHLB began paying cash dividends again, but at a significantly reduced level starting with the 2009 fourth quarter and including the first, second, and third quarters of 2010. In 2011 the bank received a total of $4,000 in dividends. At December 31, 2011 our investment in FHLB stock was approximately $1.5 million. Due to the continuing delayed recovery from the recession ending in 2008, and the extent of the on-going mortgage loan foreclosures there could be further developments that cause the value of the Company’s stock investment in the FHLB of San Francisco to become impaired, the Company would be required to write down the value of its investment, which in turn could affect the Company’s net income and shareholder’s equity.

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

Security breaches and technological disruptions could damage the Company’s reputation and profitability. The Company’s electronic banking activities expose it to possible liability and loss of reputation should an unauthorized party gain access to confidential customer information. Despite its considerable efforts and investment to provide the security and authentication necessary to effect secure transmission of data, the Company cannot fully guarantee that these precautions will protect its systems from future compromises or breaches of its security measures. Additionally, the Company outsources a large portion of its data processing to third parties which may encounter technological or other difficulties that may significantly affect the Company’s ability to process and account for customer transactions.

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

At December 31, 2011, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $8.2 million. Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

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

ITEM 4 –MINE SAFETY DISCLOSURES

Not applicable.

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

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2010, and is based upon information provided by market makers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. In addition, the quotations have been adjusted for 5% stock dividends paid in June 2011. There were no stock dividends paid in 2010.

	High and low bid quotations
	High	Low
2011
Fourth quarter	$7.07	$6.80
Third quarter	7.33	6.75
Second quarter	9.15	8.50
First quarter	9.25	8.85

2010
Fourth quarter	$8.20	$8.00
Third quarter	6.50	6.25
Second quarter	6.50	6.00
First quarter	6.50	5.80

As of February 3, 2012, there were 362 record holders of the Company’s common stock and approximately 443 beneficial holders.

Dividend Policy. The Securities Purchase Agreement between the Company and the Treasury, which became effective on January 30, 2009 and pursuant to which the Company sold $7.7 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and Fixed Rate Cumulative Perpetual Preferred Stock, Series C Preferred Stock (the “Treasury Preferred Stock”) and the terms governing the Treasury Preferred Stock, provides that prior to the earlier of (i) January 30, 2012 and (ii) the date on which all of the shares of the Treasury Preferred Stock have been redeemed by the Company, the Company may not, without the consent of the Treasury, pay cash dividends on the Company’s common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock. In addition, the Company is unable to pay any dividends on the Company’s common stock unless the Company is current in the Company’s dividend payments on the Treasury Preferred Stock. Holders of the Company’s common stock are entitled to receive dividends only when and if declared by the Company’s Board of Directors.

Cumulative dividends accrue on the 7,700 outstanding shares of the Company’s Series B Preferred Stock at the rate of 5% per annum on the aggregate liquidation preference of $7.7 million for the first five years and then 9% per annum thereafter. Dividends accrue on the 385 outstanding shares of the Company’s Series C Preferred Stock at the rate of 9% on the aggregate liquidation preference of $385,000 per annum. The dividends will be paid only as declared by the Board of Directors of the Company. However, in the event dividends on either series of the Treasury Preferred Stock have not been paid for six or more quarters, whether or not consecutive, the holders of such shares will have the right to elect two members to the Company’s Board of Directors. The Company has paid $768,954 in Series B Preferred Stock dividends and $69,207 in Series C Preferred Stock dividends for the two years ended December 31, 2011.

The Company has not paid any cash dividends on common stock since its inception in 1996. The Company intends to retain any future earnings for the development and operations of its business and accordingly does not anticipate paying cash dividends on its common stock in the foreseeable future.

Holders of the Company’s common stock will be entitled to receive such cash dividends as may be declared by the board of directors out of funds legally available for that purpose. The Company is also subject to certain restrictions on dividends under the California General Corporation Law. Generally, California law permits the Company to pay dividends not exceeding its retained earnings. In the alternative, the Company may pay a greater amount as dividends if its tangible assets after the dividends would equal or exceed its liabilities and accrued dividends, if any, has agreed not to pay cash dividends if it is in default or deferring interest payments on trust preferred securities.

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

The Company paid 5% stock dividends in each year from 2000 to 2011, except for 2005 and 2010. The Company also issued a three-for-two stock split in September 2004.

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

Share repurchases are summarized in the following table:

Period	(a) Total number of shares purchased		(b) Average price paid per share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
November 2007	31,763	(1,3)	$12.02	(1,3)	31,763	$2,618,191
February 2008	53,673	(1,3)	13.10	(1,3)	53,673	1,914,690
March 2008	7,715	(1,3)	13.05	(1,3)	7,715	1,814,073
November 2008	1,876	(2,3)	9.02	(2,3)	1,876	1,797,154
Total	95,027		$12.66		95,027	$1,797,154
(1)	Restated for June 2009 and 2008 stock dividends. No shares were repurchased in any month except those listed above.
(2)	Restated for June 2009 stock dividend.
(3)	Restated for June 2011 stock dividend.

The most recent stock repurchase plan expired on November 30, 2010.

On March 21, 2012, pursuant to the American Recovery and Reinvestment Act of 2009 and following receipt of all necessary regulatory approvals, the Company repurchased the Series B and Series C Preferred Stock which was sold to the United States Department of Treasury in January 2009.  The purchase price was $8,085,000 comprised of 7,700 shares of Series B Preferred Stock at $1,000 per share and 385 shares of Series C Preferred Stock at $1,000 per share.  The Company had no preferred stock remaining after the transaction and made a pro-rated final dividend payment on the transaction date.  Because the preferred stock qualified as Tier 1 capital, the Company’s Tier 1 capital was reduced by an amount that approximated the purchase price.

Equity Compensation Plan Information

In 1997 and 2007, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. During 2011, incentive stock options for 13,294 shares of common stock and non-qualified stock options for 6,649 shares of common stock were exercised. There were 2,100 incentive and 8,400 nonqualified stock options granted during 2011. During 2010, there were no exercised incentive stock options and 23,271 non-statutory stock options exercised, and no stock options were granted.

During the year ended December 31, 2011, there were 2,927 shares of restricted stock awarded. The restricted stock will vest two years from the date of grant. There was no restricted stock issued in 2010.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	117,112	$10.75	95,521
Equity compensation plans not approved by security holders	None	Not applicable	None

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7. The financial information contained in the table is unaudited. The results of operations for 2011 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except share and per share data)	2011	2010	2009	2008	2007
Statement of Income
Interest income	$15,643	$16,212	$16,929	$17,784	$18,470
Interest expense	1,666	2,619	4,089	5,719	7,131
Net interest income	13,977	13,593	12,840	12,065	11,339
Provision for loan losses	600	2,050	7,000	1,600	-
Net interest income after provision for
loan losses	13,377	11,543	5,840	10,465	11,339
Non-interest income	1,560	1,341	2,037	1,283	1,155
Non-interest expense	10,256	9,778	9,659	9,153	8,699
Income (loss) before income taxes (tax benefit)	4,681	3,106	(1,782)	2,595	3,795
Income taxes (tax benefit)	1,577	943	(1,195)	746	1,134
Net income (loss)	3,104	2,163	(587)	1,849	2,661

Per Share Data (4):
Basic earnings (loss) per common share	$0.97	$0.65	$(0.34)	$0.68	$0.97
Diluted earnings (loss) per common share	$0.97	$0.65	$(0.34)	$0.67	$0.94
Book value per common share	$12.50	$11.80	$11.17	$11.60	$11.48
Avg. common shares outstanding-basic	2,768,114	2,698,200	2,732,339	2,724,884	2,730,088
Avg. common shares outstanding-diluted	2,772,771	2,705,070	2,732,339	2,754,466	2,834,896
Total common shares outstanding	2,784,593	2,630,480	2,608,317	2,473,739	2,396,435

Balance Sheet
Available-for-sale
investment securities	$56,705	$50,823	$42,566	$42,018	$56,615
Total loans, net	224,532	234,304	234,823	226,697	199,514
Allowance for loan losses	5,469	6,699	6,231	3,244	1,758
Other real estate owned	1,141	-	-	-	-
Total assets	366,521	341,421	340,172	306,099	279,081
Total deposits	315,877	294,278	294,282	257,323	215,386
Total shareholders' equity	42,505	38,750	36,869	30,140	28,873

Selected Performance Ratios:
Return (loss) on average assets	0.90%	0.63%	(0.18%)	0.62%	0.99%
Return (loss) on average equity	7.63%	5.68%	(1.53%)	6.30%	9.83%
Net interest margin (1)	4.55%	4.41%	4.43%	4.52%	4.71%
Average net loans as a percentage
of average deposits	78.8%	81.6%	85.3%	89.7%	91.0%
Efficiency ratio	66.0%	65.5%	64.9%	68.6%	69.6%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2011	2010	2009	2008	2007
Selected Asset Quality Ratios:
Nonperforming assets to
total assets	1.9%	2.0%	2.2%	1.6%	— (2)
Nonperforming loans to
total loans	2.5%	2.9%	3.1%	2.2%	— (2)
Net loan charge-offs to
average loans	0.8%	0.7%	1.7%	0.1%	— (3)
Allowance for loan losses
to total loans	2.38%	2.78%	2.58%	1.41%	0.87%
Allowance for loan losses
to nonperforming loans	96.8%	98.2%	84.6%	65.7%	— (2)

Capital Ratios:
Bank
Leverage	13.1%	12.0%	11.4%	10.8%	11.4%
Tier 1 Risk-Based	17.6%	16.2%	14.8%	12.6%	13.7%
Total Risk-Based	18.9%	17.4%	16.0%	13.9%	14.4%
Consolidated
Leverage	13.1%	12.1%	11.4%	10.9%	11.5%
Tier 1 Risk-Based	17.6%	16.2%	14.8%	12.7%	13.8%
Total Risk-Based	18.9%	17.5%	16.0%	14.0%	14.6%

Notes:	(1)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%
	(2)	There were no nonperforming assets or loans at December 31, 2007
	(3)	Less than .05%
	(4)	All share and per share data has been retroactively restated to reflect the 5% stock dividends issued in June 2011, June 2009, June 2008, and June 2007. There was no stock dividend issued in 2010.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses (ALLL) is maintained to provide for estimated credit losses that it is probable the Company will incur as of the balance sheet date. Loans determined to be impaired are evaluated individually by management for determination of the specific loss, if any, that exists as of the balance sheet date. In addition, reserve factors are assigned to currently performing loans by loan type based on historical loss rates and adjusted for various qualitative factors such as economic and market conditions, concentrations and other trends within the loan portfolio. When management believes that additional reserves are needed, the ALLL is increased by recording a charge to operations through the provision for loan losses. The ALLL is decreased as loans are charged-off, net of recoveries.

Management believes the ALLL is a “critical accounting estimate” because management’s estimate of loan losses on loans not already identified as impaired; i.e., loans that are currently performing, requires management to carefully evaluate the pertinent facts and circumstances as of the balance sheet date to determine how much, if any, adjustment is required to the historical loss rate for each loan type. In addition, estimates of loan losses on currently performing loans are subject to change in future reporting periods as facts and circumstances change. For example, a continued decline in the California real estate market may result in management raising its estimate of loan losses if such estimated losses are considered probable at the balance sheet date. Furthermore, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the ALLL. These agencies may require additions to the ALLL based on their judgment about information at the time of their examinations.

Management reviews the adequacy of the ALLL at least quarterly. Further information is provided in the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis.

Available-for-Sale-Securities. Available-for-sale securities are required to be carried at fair value. Management believes this is a “critical accounting estimate” in that the fair value of a security is based on unadjusted quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Changes in the fair value of available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

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

Results of Operations

Overview

The Company had net income of $3.1 million, or $0.97 earnings per diluted share, for the year ended December 31, 2011, compared to net income of $2.2 million, or $0.65 earnings per diluted share, for the year ended December 31, 2010. The Company had a net loss of $587,000, or $(0.34) loss per diluted share, for the year ended December 31, 2009. The return (loss) on average assets was 0.90% for 2011, 0.63% for 2010, and (0.18)% for 2009. The return (loss) on average shareholders’ equity for 2011, 2010, and 2009 was 7.63%, 5.68%, and (1.53)%, respectively.

The increase in earnings for 2011 resulted from a $1.5 million decrease in the provision for loan losses, from $2.1 million in 2010 to $600,000 in 2011. Net interest income increased by $384,000 primarily due to decreases in cost of deposits and borrowings. Non-interest income increased by $219,000 due to increases in gains from the sale of investment securities of $290,000 in 2011 compared to $34,000 in 2010.

The Company’s non-interest expense increased by $478,000 in 2011 due primarily to a $431,000 increase in salaries and employee benefits. The ratio of non-interest expense to net operating revenue (efficiency ratio) deteriorated slightly to 66.0% for 2011 when compared to 65.5% for 2010, and 64.9% for 2009. This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.

At December 31, 2011, the Company’s total assets were $366.5 million, an increase of $25.1 million or 7% compared to December 31, 2010. Total loans, net of the ALLL, were $224.5 million at December 31, 2011, representing a decrease of $9.8 million or 4% compared to December 31, 2010. Total deposits increased $21.6 million or 7% from $294.3 at December 31, 2010 to $315.9 million at December 31, 2011.

At December 31, 2011, the Company’s Leverage ratio was 13.1% while its Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratios were 17.6% and 18.9%, respectively. The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios at December 31, 2010 were 12.1%, 16.2% and 17.5%, respectively. The increase in the Company’s capital ratios in 2011 resulted from 2011 earnings offset by the dividends paid on preferred stock.

A detailed presentation of the Company’s financial results as of, and for the years ended December 31, 2011, 2010, and 2009 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

	Average balances and weighted average yields and rates
	Years ended December 31,
	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$24,167	$63	0.26%	$28,430	$71	0.25%	$10,155	$26	0.26%
Federal funds sold	—	—	—	—	—	—	4,392	10	0.23%
Available-for-sale investment securities:
Taxable	41,654	938	2.25%	29,090	720	2.48%	26,477	1,196	4.52%
Exempt from Federal income taxes	17,144	699	6.18%	15,139	628	6.29%	17,876	738	6.26%
Total securities (1)	58,798	1,637	3.40%	44,229	1,348	3.78%	44,353	1,934	5.22%
Loans (2) (3)	232,370	13,943	6.00%	243,134	14,793	6.08%	239,428	14,959	6.25%
Total interest-earning assets (1)	315,335	15,643	5.07%	315,793	16,212	5.24%	298,328	16,929	5.80%
Noninterest-earning assets, net of allowance for loan and lease losses	29,125			29,584			28,769
Total assets	$344,460			$345,377			$327,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$120,258	$547	0.45%	$122,509	$709	0.58%	$112,057	$1,269	1.13%
Time deposits less than $100,000	21,437	192	0.90%	24,459	339	1.39%	24,982	565	2.26%
Time deposits $100,000 or more	58,616	695	1.19%	70,843	1,296	1.83%	71,640	1,887	2.63%
Total interest-bearing deposits	200,311	1,434	0.72%	217,811	2,344	1.08%	208,679	3,721	1.78%
FHLB advances	—	—	—	—	—	—	1,975	11	0.56%
FHLB term borrowing	2,297	119	5.18%	3,078	161	5.23%	4,198	227	5.41%
Junior subordinated deferrable interest debentures	3,093	113	3.65%	3,093	114	3.69%	3,093	130	4.20%
Total interest-bearing liabilities	205,701	1,666	0.81%	223,982	2,619	1.17%	217,945	4,089	1.88%

Noninterest bearing deposits	94,582			80,273			68,509
Other liabilities	3,519			3,066			2,245
Total liabilities	303,802			307,321			288,699
Shareholders’ equity	40,658			38,056			38,398
Total liabilities and shareholders’ equity	$344,060			$345,377			$327,097

Net interest income and margin (1)		$13,977	4.55%		$13,593	4.41%		$12,840	4.43%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.

(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $209, $315 and $37 interest received on a cash basis in 2011, 2010 and 2009, respectively. There was $135 and $22 interest income reversed on nonaccrual loans for 2011 and 2010, respectively. There was no interest income reversed on nonaccrual loans during 2009.
(3)	Interest income includes net amortized loan fees of $513, $564, and $619 for 2011, 2010, and 2009, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated.

Changes in net interest income due to changes in volumes and rates

	2011 vs 2010			2010 vs 2009
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average	Average		Average	Average
	Volume	Rate (1)	Total	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$(11)	$3	$(8)	$47	$(2)	$45
Federal funds sold	—	—	—	(10)	—	(10)
Investment securities
Taxable	311	(93)	218	118	(594)	(476)
Exempt from Federal Income taxes	126	(55)	71	(171)	61	(110)
Total securities	437	(148)	289	(53)	(533)	(586)
Loans	(655)	(195)	(850)	232	(398)	(166)
Total interest income	(229)	(340)	(569)	216	(933)	(717)

(Decrease) increase in interest expense:
Interest-bearing deposits	(13)	(149)	(162)	118	(678)	(560)
Time deposits less than $100,000	(42)	(105)	(147)	(12)	(214)	(226)
Time certificates $100,000 or more	(224)	(377)	(601)	(21)	(570)	(591)
Total interest-bearing deposits	(279)	(631)	(910)	85	(1,462)	(1,377)
FHLB advances	—	—	—	(11)	—	(11)
FHLB term borrowing	(41)	(1)	(42)	(61)	(5)	(66)
Junior subordinated deferrable interest debentures	—	(1)	(1)	—	(16)	(16)
Total interest expense	(320)	(633)	(953)	13	(1,483)	(1,470)
Increase in net interest income	$91	$293	$384	$203	$550	$753

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2011 compared to 2010. Total interest income decreased $569,000 from $16.2 million in 2010 to $15.6 million in 2011 due primarily to a 17 basis point decline in the yield earned on average interest-earning assets and decreases in the average volume of loans. Average earning assets in 2011 were $458,000 or 0.2% less than in 2010. A decrease of $4.3 million or 15% in due from banks and a decrease of $10.8 million or 4% in average loans outstanding were offset by a $14.6 million or 33% increase in average investments. The average yield on loans was 6.00% and 6.08% for the years ended December 31, 2011 and 2010, respectively, while the average tax equivalent yield on investment securities was 3.40% and 3.78%, respectively. The decrease in average loans was due to scheduled loan repayments and to a lessor extent loan charge-offs and foreclosures. The decrease was primarily in the categories of commercial and real-estate construction loans. The decrease in weighted average yield on loans resulted primarily from competitive environment for high quality loans. The decrease in average yield on investment securities resulted from normal portfolio cash overflows being replaced with lower yielding investments.

Total interest expense decreased $953,000 million or 36% from $2.6 million in 2010 to $1.6 million in 2011. Average total interest-bearing deposits decreased by $17.5 million or 8% in 2011 and average noninterest-bearing deposits increased by $14.3 million or 18% in 2011. During 2011 and in line with market area trends, the Company lowered the interest rates paid on its interest-bearing deposits compared with rates paid in 2010.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) decreased $42,000 due primarily to average volume of this debt being lowered from $3.1 million in 2010 to $2.3 in 2011. FHLB term borrowing decreased by $781,000 due to scheduled repayments and maturities. There were no new FHLB term borrowings.

As noted above, non-interest bearing deposits increased with average balances of $94.6 million and $80.3 million in 2011 and 2010, respectively. These deposits represented 32% of average total deposits during 2011, compared with 27% of average total deposits during 2010.

Net interest income before provision for loan losses increased to $14.0 million for 2011 from $13.6 million for 2010, an increase of $384,000 or 3%. The increase is primarily attributable total interest expense decreasing by $953,000 in 2011 offset by total interest income increasing by $569,000.

The Company’s net interest margin on a tax equivalent basis for 2011 was 4.55% compared to 4.41% in 2010. The 14 basis point increase in net interest margin resulted from the decrease in average cost of average interest-bearing liabilities, offset by the decrease in yield on average interest-bearing assets.

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

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan and lease losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. The provision for loan and lease losses was $600,000 and $2.1 million in 2011 and 2010, respectively. The decrease in provision for loan losses in 2011 was primarily due to the achievement of a satisfactory level of loss reserves relative to the loan portfolio. See the sections below titled “Nonperforming Assets,” “Impaired Loans” and “Allowance for Loan and Lease Losses.” The Company recorded a provision for loan losses in 2009 of $7.0 million based on management’s assessment of the loan portfolio and related credit quality for that year.

Non-Interest Income

Non-interest income for 2011 totaled $1.6 million compared with $1.3 million in 2010 and $2.0 million in 2009. The components of non-interest income during each year were as follows:

Non-interest income

	Years Ended December 31,			Change during year
(in thousands)	2011	2010	2009	2011	2010
Service charges	$704	$768	$766	$(64)	$2
Gain on sale of available-for-sale investment securities	290	34	416	256	(382)
Gain on sale of other real estate	2	—	16	2	(16)
Mortgage loan brokerage fees	55	60	43	(5)	17
Earnings on cash surrender value of life insurance policies	292	295	288	(3)	7
Officer life insurance proceeds	—	—	317	—	(317)
Other	217	184	191	33	(7)
Total non-interest income	$1,560	$1,341	$2,037	$219	$(696)

2011 Compared to 2010. Non-interest income increased during 2011 primarily due to an increase in the gain on sale of available-for-sale investment securities which increased by $256,000 in 2011 as the Company executed planned investment strategies. Income from service charges on deposit accounts decreased by $64,000 in 2011 due mainly to a $12,000 decrease in account analysis charges and a decrease of $57,000 in NSF and overdraft charges based on lower transaction volumes. Earnings on bank-owned life insurance policies decreased by $3,000 due to a decline in earnings performance. Continued weakness in the residential real estate market caused a $5,000 decrease in mortgage loan brokerage fees in 2011. These decreases were offset by a $20,000 increase in other fee income, primarily from loan referrals.

2010 Compared to 2009. Non-interest income decreased by $696,000 in 2010 as a result of a $34,000 gain on sale of investment securities in 2010 compared to $416,000 in 2009 and $317,000 in life insurance proceeds in 2009 compared to none in 2010.

Non-Interest Expense

Total non-interest expense was $10.3 million in 2011, an increase of $478,000 or 5%, from the $9.8 million in non-interest expense in 2010. The following table presents the major components of non-interest expense for the years indicated.

Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2011	2010	2009	2011	2010
Salaries and employee benefits	$5,679	$5,248	$4,866	$431	$382
Occupancy and equipment	1,354	1,334	1,565	20	(231)
Data processing	632	641	617	(9)	24
Assessment and insurance	532	712	614	(180)	98
Professional and legal	449	439	549	10	(110)
Operations	350	340	455	10	(115)
Telephone and postal	234	234	220	—	14
Advertising and business development	280	203	219	77	(16)
Supplies	206	193	159	13	34
Other real estate owned	—	—	13	—	(13)
Other expenses	540	434	382	106	52
Total non-interest expense	$10,256	$9,778	$9,659	$478	$119

2011 Compared to 2010. Salaries and employee benefits increased by $431,000 or 8% in 2011 due to increased incentive compensation payments and stock-related compensation expense. Advertising and business development increased by $77,000 or 38% due to planned marketing expenditures considered necessary to support staff efforts to attract new business customers. Assessment and insurance costs decreased $180,000 or 25% due to FDIC insurance premiums being calculated using revised methodology that is more favorable to the Company.

2010 Compared to 2009. Non-interest expense in 2010 was $9.8 million, an increase of $119,000 or 1% over the 2009 total of $9.7 million. The annual increase resulted from a $382,000 or 8% increase in salaries and employee benefits due to lower deferred loan costs, and a $98,000 or 16% increase in FDIC insurance cost. In addition, data processing expenses increased $24,000 or 4% due to growth and costs associated with new Technology-oriented services. The increases were offset by a decrease of $231,000 or 15% in 2010 occupancy and fixed asset expense due to the relocation of the main branch from a leased facility to a purchased building, a $16,000 or 7% decrease in marketing and promotional expense, a $115,000 or 25% decrease in operational expenses and a $110,000 or 20% decrease in professional and legal expenses related primarily to reduced legal cost on loans.

Provision for (Benefit from) Income Taxes

The Company had a provision for income taxes of $1.6 million for 2011 compared to $943,000 in 2010 and a benefit from income taxes of $1.2 million in 2009. The Company’s effective tax rate was 34.2% for 2011 compared to 30.4% and (67.1%) in 2010 and 2009, respectively. The increase in the effective tax rate in 2011 from 2010 is due to a decrease in tax exempt income as a percentage of total pre-tax income in 2011 compared to 2010. Tax-exempt income includes earnings from municipal investment securities and Bank owned life insurance policies. The 2009 benefit resulted from the bad debt deduction generated by loan charge-offs recorded in that year.

Financial Condition

Investment Securities

The Company purchases investment securities to maintain liquidity and manage interest rate risk within board approved parameters, as well as to generate interest revenues. The investment security portfolio consists of obligations of U.S. Treasury, U.S. Government sponsored entities and agencies, mortgage-backed securities of U.S. government sponsored enterprises, obligations of states and political subdivisions, and other investment grade securities. The Company’s investments in mortgage-backed securities typically provide both an increase in yields over U.S. Treasury and agency securities and cash flows for liquidity and reinvestment opportunities. Obligations of states and political subdivisions (municipal securities) typically provide attractive tax equivalent yields for the Company. Since the interest earnings on municipal securities are generally not taxable for Federal purposes the investment in municipal securities results in a reduction in the effective tax rate of the Company.

At December 31, 2011 and 2010, all investment securities were classified as available-for-sale. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

The percentage of investment portfolio balances in U.S. Treasury securities, U.S. Government sponsored entities and agencies, mortgage-backed securities and obligations of states and political subdivisions to total investment securities were 0%, 11%, 54%, and 35%, respectively, at December 31, 2011 versus 7%, 11%, 53%, and 29%, respectively, at December 31, 2010. The increase in investment securities during 2011 reflected the Company’s measured use of excess liquidity to improve profitability.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	December 31, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government sponsored entities and agencies	$5,868	$177	$(7)	$6,038
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	17,680	352	(15)	18,017
Small Business Administration	12,345	285	—	12,630
Obligations of states and political subdivisions	19,428	644	(52)	20,020
Total	$55,321	$1,458	$(74)	$56,705

	December 31, 2010
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$3,841	$15	$(56)	$3,800
U.S. Government sponsored entities and agencies	5,538	56	(61)	5,533
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	12,577	261	(68)	12,770
Small Business Administration	14,387	202	(12)	14,577
Obligations of states and political subdivisions	14,550	22	(429)	14,143
Total	$50,893	$556	$(626)	$50,823

	December 31, 2009
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government sponsored entities and agencies	$2,910	$105	$—	$3,015
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	8,986	295	—	9,281
Small Business Administration	15,326	27	(46)	15,307
Obligations of states and political subdivisions	15,338	49	(424)	14,963
Total	$42,560	$476	$(470)	$42,566

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions, credit ratings of the security’s issuer and interest rate fluctuations. For investment securities that are considered impaired, management determines the reason for the unrealized loss by conducting additional research and analytical procedures on each security and whether the Company will be able to collect all amounts due according to the contractual terms. After evaluating the investment portfolio at December 31, 2011, management determined that it was probable that the Company would collect all contractual cash flows from each impaired security. Management further determined that the Company has the intent and ability to hold each impaired security until it is no longer impaired.

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2011. Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government sponsored entities and agencies	$—	—%	$3,930	1.80%	$1,030	3.84%	$1,078	3.62%	$6,038	1.48%
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	—	—	—	—	5,492	2.10%	12,525	2.93%	18,017	2.68%
Small Business Administration	—	—	1,196	1.55%	6,667	1.59%	4,767	1.54%	12,630	1.57%
Obligations of states and political subdivisions (1)			530	6.78%	2,012	5.94%	17,478	5.16%	20,020	5.28%
Total	$—%		$5,656	2.16%	$15,201	2.48%	$35,848	3.74%	$56,705	3.23%

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

LOAN PORTFOLIO

(in thousands)	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
Commercial	$39,379	17%	$46,294	19%	$49,443	21%	$58,325	25%	$41,824	21%
Real estate – mortgage (1)	165,686	72%	165,202	68%	162,772	67%	129,267	56%	106,873	53%
Real estate – construction	19,499	8%	23,437	10%	22,582	9%	35,113	15%	44,896	22%
Agricultural	3,731	2%	4,304	2%	4,727	2%	4,011	2%	4,988	3%
Consumer and other	2,051	1%	2,153	1%	1,937	1%	3,566	2%	2,995	1%
Subtotal	230,346	100%	241,390	100%	241,461	100%	230,282	100%	201,576	100%
Deferred loan fees, net	(345)		(387)		(407)		(341)		(304)
Allowance for loan losses	(5,469)		(6,699)		(6,231)		(3,244)		(1,758)
Total loans, net	$224,532		$234,304		$234,823		$226,697		$199,514

(1)     Consists primarily of commercial mortgage loans.

Loans outstanding at December 31, 2011 decreased by $9.8 million or 4% compared to December 31, 2010. The decrease occurred primarily in the categories of commercial and real estate-construction loans. The decrease in loans resulted mostly from scheduled loan repayments and to a lesser extent loan charge-offs and foreclosures. The Company’s new lending activity in 2011 was focused in the area of commercial real estate. In addition, certain loans were refinanced by competing banks due to management’s encouragement of the borrower to find financing elsewhere. Lack of new lending opportunities caused increased competition for higher quality loans and made it more difficult for the Company to replace normal loan run-offs.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2011. The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates. Floating rates generally fluctuate with changes in the prime rate. A majority of the Company’s floating rate loans have rate floors. Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total

Commercial	$24,403	$9,051	$5,925	$39,379
Real estate – mortgage (1)	29,941	51,136	84,609	165,686
Real estate – construction	9,534	7,572	2,393	19,499
Agriculture	2,388	855	488	3,731
Consumer and other	1,880	171	—	2,051
Total	$68,146	$68,785	$93,415	$230,346

Loans with fixed interest rates	13,693	33,224	25,126	72,043
Loans with floating interest rates	54,453	35,561	68,289	158,303
Total	$68,146	$68,785	$93,415	$230,346

 (1) Consists primarily of commercial mortgage loans.

Nonperforming Assets

Nonaccrual Loans. There were $5.6 million in nonaccrual loans at December 31, 2011. As of December 31, 2010 there were $6.8 million in nonaccrual loans. As of December 31, 2011 and 2010 the Company had 11 loans totaling $3.8 million and 8 loans totaling $5.8 million considered to be troubled debt restructures, respectively. There were no loans past due 90 days and still accruing interest at December 31, 2011 or 2010. Nonaccrual loans decreased during 2011 due to charge-offs, borrower repayments, and the migration of $1.1 million into other real estate owned.

Other Real Estate Owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO holdings included one property totaling $1.1 million at December 31, 2011 and none at December 31, 2010. The property acquired during 2011 was comprised of commercial real estate.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$5,646	$6,823	$7,364	$4,934	$—
Loans past due 90 days or more
and still accruing	—	—		—	—
Total nonperforming loans	5,646	6,823	7,364	4,934	—
Other real estate owned	1,141	—	—	—	—
Total nonperforming assets	$6,787	$6,823	$7,364	$4,934	$—
Interest income forgone on
nonaccrual loans	$523	$743	$435	$74	$—
Interest income recorded on a
cash basis on nonaccrual loans	$211	$—	$37	$52	$—
Nonperforming loans to total
loans	2.51%	2.91%	3.14%	2.18%	0.0%
Nonperforming assets to total
assets	1.85%	2.00%	2.16%	1.61%	0.0%

Generally, loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed from interest income. There was $523,000 and $743,000 in foregone interest on nonaccrual loans during the years ended December 31, 2011 and 2010, respectively. Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction unless the nonaccrual loan balance is deemed sufficiently collectible for cash payments to be recognized as income. There was $211,000 interest income recognized on a cash basis for nonaccrual loans during 2011. Interest income recognized on a cash basis for nonaccrual loans totaled $0 and $37,000 during the years ended December 31, 2010 and 2009, respectively. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid, and certain other factors are satisfied. Classification of a loan as nonaccrual does not necessarily result in principal and interest becoming uncollectible in whole or in part. The Company is actively pursuing collection of all the contractual amounts due for the nonaccrual loans at December 31, 2011. Those collection efforts include but are not limited to identification of additional sources of collateral or borrower cash flows, modification of loan terms, and when necessary the foreclosure and sale of loan collateral.

Impaired Loans. A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full. At December 31, 2011, 2010, and 2009, the recorded investment in loans that were considered to be impaired totaled, $10.8 million, $11.5 million and $12.5 million, respectively. The specific allowance for loan and lease losses for impaired loans at December 31, 2011, 2010 and 2009 totaled $528,000, $1.8 million and $2.7 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 2011, 2010, and 2009 totaled $11.9 million, $14.0 million and $10.1 million, respectively.

Allowance for Loan and Lease Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and impaired loans on a quarterly basis, or more frequently as loan conditions change. The Board of Directors, through the loan committee, reviews the asset quality of new and criticized loans on a monthly basis and reports the findings to the full Board of Directors. In management's opinion, this loan review system facilitates the early identification of potential criticized loans.

The ALLL is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to and recoveries are credited to the ALLL. The ALLL is maintained at a level deemed appropriate by management to provide for known and inherent risks in loans. The adequacy of the ALLL is based upon management's continuing assessment of various factors affecting the collectibility of loans; including current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, collateral, the existing ALLL, independent credit reviews, current charges and recoveries to the ALLL and the overall quality of the portfolio as determined by management, regulatory agencies, and independent credit review consultants retained by the Company. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy.

The federal financial regulatory agencies issued an interagency policy statement in December 2006 on the ALLL along with supplemental frequently asked questions. When determining the adequacy of the ALLL, the Company follows these guidelines. The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions. The policy statement has also been revised to conform to accounting principles generally accepted in the United States of America (“GAAP”) and other supervisory guidance. The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio (loans collectively evaluated for impairment), and that estimate of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate. In addition, the Company incorporates the Securities and Exchange Commission Staff Accounting Bulletin No. 102, which represents the SEC staff’s view related to methodologies and supporting documentation for the ALLL that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.

The Company’s methodology for assessing the adequacy of the ALLL consists of several key elements, which include but are not limited to:

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

Formula allocations are calculated by applying loss factors to outstanding loans with similar characteristics. Loss factors are based on the Company’s historical loss experience as adjusted for changes in the business cycle and on the internal risk grade of those loans and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The formula allocation analysis incorporates loan losses over the over the most recent twelve quarters adjusted for changes in the business cycle. Loss factors are adjusted to recognize and quantify the estimated loss exposure resulting from changes in market conditions and trends in the Company’s loan portfolio.

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

The ALLL totaled $5.5 million or 2.38% of total loans at December 31, 2011 compared to $6.7 million or 2.78% at December 31, 2010, and $6.2 million or 2.58% at December 31, 2009. The Company’s loan loss provisions recorded during 2011, 2010, and 2009 totaled $600,000, $2.1 million, and $7.0 million, respectively. The loan loss provisions recorded during 2011, 2010 and 2009 related to specific reserves for impaired loans included approximately $528,000, $1.6 million, and $6.4 million, respectively. The remaining amount of the loan loss provisions for each year added to general reserves related to the overall trends in credit quality of the loan portfolio including an increase in the number and amount of classified and past due loans, and deterioration in the general economic environment in the Company’s primary market area. Management believes that the ALLL was adequate at December 31, 2011. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the years indicated with respect to the Company’s ALLL as well as charge-off and recovery activity.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
(dollars in thousands)
Balance at beginning of period	$6,699	$6,231	$3,244	$1,758	$1,746
Charge-offs:
Commercial	1,603	35	3,840	125	—
Agricultural	—	—	—	—	—
Real estate mortgage	158	1,530	173	5	—
Real estate construction	192	—	—	—	—
Consumer	—	28	—	12	—
Total charge-offs	1,953	1,593	4,013	142	—
Recoveries:
Commercial	23	11	—	27	12
Agricultural	—	—	—	—	—
Real estate mortgage	100	—	—	—	—
Real estate construction	—	—	—	—	—
Consumer	—	—	—	1	—
Total recoveries	123	11	—	28	12
Net (charge-offs) / recoveries	(1,830)	(1,582)	(4,013)	(114)	12
Provision for loan losses	600	2,050	7,000	1,600	—
Balance at end of period	$5,469	$6,699	$6,231	$3,244	$1,758

Net charge-offs to average loans outstanding	-0.78%	0.65%	1.67%	.05%	(.01)%
Average loans outstanding	$233,474	$243,519	$239,428	$219,4311	$194,734
Ending allowance to total loans outstanding	2.38%	2.78%	2.58%	1.41%	0.87%

Deposits

Deposits are obtained primarily from local businesses and residents. The average deposits and the average rates paid for 2011, 2010, and 2009 are presented in the “Results of Operations” section under the heading “Net Interest Income.” Average total deposits for 2011 were $294.9 million compared to $298.1 million for 2010, a decrease of $3.2 million or 1%. Average brokered deposits included in these totals were $6.6 million in 2011 and $16.0 million in 2010.

The Company has utilized brokered deposits primarily as a way of diversifying its funding sources. Total brokered deposits at December 31, 2010 and 2009 were $9.2 million and $17.8 million, respectively. There were no brokered deposits at December 31, 2011.

The Company’s deposits increased from $294.3 million at December 31, 2010 to $315.9 at December 31, 2011, an increase of $21.6 million or 7%. If brokered deposits are excluded, total deposits at December 31, 2011 increased by $30.8 million or 11% from December 31, 2010, The increase in deposits was due to a year-end spike in demand deposits offset by the unplanned call of $9.0 million of brokered deposits.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Year ended December 31,
	2011		2010		2009
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest bearing deposits	$94,582		$80,273		$68,509
Interest-bearing deposits:
Interest bearing demand deposits	36,138	0.42%	39,534	0.53%	36,689	1.37%
Money market accounts	72,103	0.51%	72,887	0.65%	65,265	1.13%
Savings	12,017	0.23%	10,088	0.25%	10,103	0.25%
Time deposits	80,053	1.11%	95,302	1.72%	96,621	2.54%
Total interest-bearing deposits	200,311	0.72%	217,811	1.08%	208,678	1.78%
Total deposits	$294,893		$298,084		$277,187

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2011.

Maturities of certificates of deposit of $100,000 or more
(dollars in thousands)	Balance	Percent of total
Three months or less	$17,111	34%
Over three months through nine months	24,094	48%
Over nine months through twelve months	8,180	16%
Over twelve months	791	2%
Total certificates of deposit of $100,000 and more	$50,176	100%

Borrowings

Federal Home Loan Bank. The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities. The Company has qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2011, term borrowing outstanding from the FHLB totaled $1.0 million compared to $2.6 million at December 31, 2010. There was no new term borrowings during 2011 and the reduction from the prior year was attributable to scheduled principal repayments and maturities. Average total term borrowings from FHLB totaled $2.3 million for 2011 at an average cost of 5.18% compared to average term borrowings of $3.1 million at an average cost of 5.23% for 2010.

There were no short-term borrowings from FHLB at December 31, 2011 or 2010.

Federal Reserve Discount Window. At December 31, 2011, the Bank could borrow approximately 60% of pledged loans from the Federal Reserve Bank of San Francisco. The Bank’s discount window borrowing line was approximately $46.1 million at December 31, 2011 and there were no outstanding borrowings.

Other Borrowing Arrangements. In addition to FHLB and FRB borrowing lines, the Company maintains a short-term unsecured borrowing arrangement with a correspondent bank to meet unforeseen cash needs. This borrowing line totaled $10.0 million at both December 31, 2011 and 2010. The borrowing line is utilized infrequently and there was no balance outstanding at either December 31, 2011 or 2010.

Junior Subordinated Deferrable Interest Debentures. During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93,000 for the sole purpose of issuing trust preferred securities. During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93,000 of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company. The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%. The interest rate at December 31, 2011 and December 31, 2010 was 3.65% and 3.69%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations. The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

As of December 31, 2011 and December 31, 2010, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. As of December 31, 2011 and December 31, 2010, commitments to extend credit totaled $31.8 million and $29.8 million, respectively, and letters of credit totaled $475,000 and $275,000, respectively. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

Contractual Obligations

The Company’s contractual obligations are comprised of junior subordinated deferrable interest debentures, an operating lease for office space in Fresno through 2017, and post-retirement benefit plans.

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

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs. The following table summarizes the Company’s risk-based capital ratios as of December 31, 2011 and December 31, 2010:

Capital and capital adequacy ratios
	Year ended December 31,
	2011		2010
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$44,691	13.1%	$41,791	12.1%
Minimum regulatory requirement	$13,626	4.0%	$13,859	4.0%

Valley Business Bank	$44,648	13.1%	$41,663	12.0%
Minimum requirement for “Well- Capitalized” institution	$17,032	5.0%	$17,324	5.0%
Minimum regulatory requirement	$13,621	4.0%	$13,854	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$44,691	17.6%	$41,791	16.2%
Minimum regulatory requirement	$10,145	4.0%	$10,323	4.0%

Valley Business Bank	$44,648	17.6%	$41,663	16.2%
Minimum requirement for “Well- Capitalized” institution	$15,214	6.0%	$15,479	6.0%
Minimum regulatory requirement	$10,142	4.0%	$10,319	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$45,060	18.9%	$45,060	17.5%
Minimum regulatory requirement	$20,290	8.0%	$20,645	8.0%

Valley Business Bank	$44,931	18.9%	$44,931	17.4%
Minimum requirement for “Well- Capitalized” institution	$25,356	10.0%	$25,798	10.0%
Minimum regulatory requirement	$20,285	8.0%	$20,639	8.0%

At December 31, 2011 and December 31, 2010, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At December 31, 2011, and December 31, 2010, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 11.8% for 2011 and 11.0% for 2010. Year-end shareholders’ equity as a percentage of year-end assets was 11.60% and 11.35% at December 31, 2011 and 2010, respectively. Changes in these ratios reflects 2011 income, offset by cash dividends paid on preferred stock.

The Company issued a 5% stock dividend in 2011 and 2009. There was no dividend issued during 2010. The Company has not declared or paid cash dividends since inception. Stock splits and dividends are not dilutive to capital ratios.

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

On March 21, 2012, pursuant to the American Recovery and Reinvestment Act of 2009 and following receipt of all necessary regulatory approvals, the Company repurchased the Series B and Series C Preferred Stock which was sold to the United States Department of Treasury in January 2009.  The purchase price was $8,085,000 comprised of 7,700 shares of Series B Preferred Stock at $1,000 per share and 385 shares of Series C Preferred Stock at $1,000 per share.  The Company had no preferred stock remaining after the transaction and made a pro-rated final dividend payment on the transaction date.  Because the preferred stock qualified as Tier 1 capital, the Company’s Tier 1 capital was reduced by an amount that approximated the purchase price.

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

The Company has a successful history of establishing and retaining deposit relationships with local business customers. It periodically utilizes collateralized borrowing lines and wholesale funding resources to supplement local deposit growth. These include borrowing lines with FHLB, FRB, and correspondent banks, and utilization of brokered time deposits. At December 31, 2011, the Company had available credit of $49.0 million from the FHLB, $46.1 million from the Federal Reserve Bank, and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $31.8 million and $475,000, respectively, at December 31, 2011. Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

The Company’s strategic objectives include expanding through opening of loan production offices and acquiring productive assets from other institutions. The Company’s planning efforts consider the impact of known and anticipated cash outlays so that sufficient liquidity is maintained for both capital and operational needs.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Valley Commerce Bancorp and Subsidiary

Visalia, California

We have audited the accompanying balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2011, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and

Board of Directors

Valley Commerce Bancorp

We have audited the accompanying consolidated balance sheet of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valley Commerce Bancorp and subsidiary as of December 31, 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 30, 2011

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2011 and 2010

	2011	2010
ASSETS

Cash and due from banks	$60,421,044	$32,667,967
Available-for-sale investment securities, at fair value (Notes 3 and 4)	56,705,000	50,823,000
Loans, less allowance for loan and lease losses of $5,468,758
in 2011 and $6,698,952 in 2010 (Notes 3, 5, and 10)	224,531,870	234,304,310
Bank premises and equipment, net (Note 6)	8,167,976	8,510,688
Cash surrender value of bank-owned life insurance (Note 15)	7,693,480	6,627,060
Other real estate owned	1,140,547	—
Accrued interest receivable and other assets (Note 13)	7,860,783	8,487,803

Total assets	$366,520,700	$341,420,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$128,453,106	$91,202,570
Interest bearing (Note 7)	187,424,263	203,075,230

Total deposits	315,877,369	294,277,800

Accrued interest payable and other liabilities	4,044,919	2,738,686
Federal Home Loan Bank term borrowing (Note 8)	1,000,000	2,561,650
Junior subordinated deferrable interest debentures (Note 9)	3,093,000	3,093,000

Total liabilities	324,015,288	302,671,136

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Serial preferred stock – no par value; 10,000,000
shares authorized; issued and outstanding 7,700 shares
Class B and 385 Class C warrants in 2011 and 2010	7,898,800	7,821,800
Common stock – no par value; 30,000,000 shares
authorized; issued and outstanding 2,784,593
shares in 2011 and 2,630,480 shares in 2010	27,534,291	26,137,158
Retained earnings	6,257,800	4,831,883
Accumulated other comprehensive income (loss), net of taxes (Notes 4 and 16)	814,521	(41,149)

Total shareholders’ equity	42,505,412	38,749,692

Total liabilities and shareholders’ equity	$366,520,700	$341,420,828

The accompanying notes are an integral

part of these consolidated financial statement.

VALLEY COMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest income:
Interest and fees on loans	$13,943,059	$14,792,871	$14,959,057
Interest on investment securities:
Taxable	937,597	721,086	1,222,449
Exempt from Federal income taxes	699,280	627,502	737,506
Interest on Federal funds sold	—	—	9,972
Interest on deposits in banks	63,140	70,951	—
Total interest income	15,643,076	16,212,410	16,928,984
Interest expense:
Interest on deposits (Note 7)	1,434,143	2,343,620	3,721,414
Interest on Federal Home Loan Bank advances (Note 8)	—	—	10,560
Interest on Federal Home Loan Bank term borrowings (Note 8)	118,612	161,088	227,463
Interest on junior subordinated deferrable interest
debentures (Note 9)	113,091	114,236	129,795
Total interest expense	1,665,846	2,618,944	4,089,232

Net interest income before provision for loan losses	13,977,230	13,593,466	12,839,752

Provision for loan losses (Note 5)	600,000	2,050,000	7,000,000
Net interest income after provision for loan losses	13,377,230	11,543,466	5,839,752
Non-interest income:
Service charges	703,412	768,489	766,122
Gain on sale of available-for-sale investment
securities, net (Note 4)	289,575	34,103	416,248
Gain on sale of other real estate	—	—	16,055
Mortgage loan brokerage fees	55,418	59,702	43,224
Earnings on cash surrender value of life insurance
policies (Note 15)	292,427	294,734	288,154
Officer life insurance benefits	—	—	317,488
Other	218,943	183,958	189,489
Total non-interest income	1,559,775	1,340,986	2,036,780
Non-interest expense:
Salaries and employee benefits (Note 5 and 15)	5,678,813	5,248,497	4,866,197
Occupancy and equipment (Note 6 and 10)	1,353,874	1,333,948	1,565,225
Other (Note 12)	3,223,339	3,196,039	3,227,373
Total non-interest expense	10,256,026	9,778,484	9,658,795

Income (loss) before provision for income taxes	4,680,979	3,105,968	(1,782,263)

Provision for (benefit from) income taxes (Note 13)	1,577,000	943,000	(1,195,000)

Net income (loss)	$3,103,979	$2,162,968	$(587,263)
Dividends accrued and discount accreted
on preferred shares	$417,344	$420,817	$352,917
Net income (loss) available to common shareholders	$2,686,635	$1,742,151	$(940,180)
Basic earnings (loss) per common share (Note 11)	$0.97	$0.65	$(0.34)
Diluted earnings (loss) per common share (Note 11)	$0.97	$0.65	$(0.34)

The accompanying notes are an integral

part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

						Accumulated
						Other		Total
						Compre-	Total	Compre-
						hensive	Share-	Compre-
	Preferred Stock		Common Stock		Retained	Income (Loss)	holders’	Hensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)

Balance, January 1, 2009	—	$—	2,473,739	$26,684,529	$5,359,535	$96,220	$30,140,284

Comprehensive loss (Note 16):
Net loss					(587,263)		(587,263)	$(587,263)
Other comprehensive loss, net
of tax:
Net change in unrealized gains
(losses) on available-for-sale
Investment securities						(92,503)	(92,503)	(92,503)

Total comprehensive loss								$(679,766)
Issuance of preferred shares
net costs of $25,783 (Note 11)	8,085	7,674,217					7,674,217

Dividend and accretion on
preferred stock		70,583			(455,261)		(384,678)

Stock dividend			123,410	1,147,702	(1,147,702)
Cash paid for fractional shares					(2,577)		(2,577)
Stock options exercised and related
tax benefit			11,168	67,718			67,718
Stock-based compensation expense				53,341			53,341

Balance, December 31, 2009	8,085	7,774,800	2,608,317	25,953,290	3,166,732	3,717	36,868,539

Comprehensive income (Note 16):
Net income					2,162,968		2,162,968	$2,162,968
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

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

						Accumulated
						Other		Total
						Compre-	Total	Compre-
						hensive	Share-	Compre-
	Preferred Stock		Common Stock		Retained	Income (Loss)	holders’	Hensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)
Balance, December 31, 2010	8,085	$7,821,800	2,630,480	$26,137,158	$4,831,883	$(41,149)	$38,749,692

Comprehensive income (Note 16):
Net income					3,103,979		3,103,979	$3,103,979
Other comprehensive income, net
of tax:
Net change in unrealized gains
(losses) on available-for-sale
Investment securities						855,670	855,670	855,670

Total comprehensive income								$3,959,649

Dividend and accretion
on preferred stock		77,000			(494,346)		(417,346)

Stock dividend			131,243	1,181,187	(1,181,187)
Cash paid for fractional shares					(2,529)		(2,529)
Restricted stock granted			2,927				—

Stock options exercised and related
tax benefit			19,943	117,000			117,000
Stock-based compensation expense				98,946			98,946

Balance, December 31, 2011	8,085	$7,898,800	2,784,593	$27,534,291	$6,257,800	$814,521	$42,505,412

Disclosure of other comprehensive income (loss) net of taxes (Note 16):	2011	2010	2009

Unrealized holding gains (losses) arising during the year	$1,026,093	$(24,796)	$152,422
Less: reclassification adjustment for gains included in net income	170,423	20,070	244,925

Net change in unrealized gains (losses) on available-for-sale investment securities	$855,670	$(44,866)	$(92,503)

The accompanying notes are an integral
part of these consolidated financial statements.

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$3,103,979	$2,162,968	$(587,263)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	600,000	2,050,000	7,000,000
(Decrease) increase in deferred loan origination fees, net	(40,744)	(20,369)	66,049
Depreciation	550,630	512,359	665,066
Gain on sale of available-for-sale investment securities, net	(289,575)	(34,103)	(416,248)
Dividends on Federal Home Loan Bank stock	—	—	(14,800)
Accretion of investment securities, net	435,387	322,693	31,579
Loss on disposition of premises and equipment	2,697	9,341	120
Decrease (increase) in deferred income taxes	1,266,000	(448,000)	(1,003,000)
Tax benefits on stock-based compensation	(23,199)	(1,682)	(7,720)
Tax benefit from exercise of stock options	—	(21,808)	—
Increase in cash surrender value of bank owned life insurance	(266,420)	(272,189)	(278,358)
Stock-based compensation expense	98,946	37,060	53,341
Gain from officer life insurance benefits	—	—	(317,488)
Gain from sale of other real estate	—	—	(16,055)
(Increase) decrease in accrued interest receivable and other assets	(548,954)	1,562,157	(3,437,913)
Increase (decrease) in accrued interest payable and other liabilities	736,692	475,444	(27,393)

Net cash provided by operating activities	5,625,439	6,333,871	1,709,917

Cash flows from investing activities:
Proceeds from matured and called available-for-sale
investment securities	75,000	1,805,000	3,864,361
Proceeds from sales of available-for-sale investment securities	13,312,408	3,558,397	13,559,130
Purchases of available-for-sale investment securities	(23,576,460)	(20,718,236)	(23,798,247)
Proceeds from principal repayments from available-for-sale
mortgage-backed securities	5,615,224	6,733,010	6,051,242
Net increase in loans	8,072,637	(1,510,978)	(15,176,119)
Purchase of Federal Home Loan Bank stock, net	(95,600)	(241,700)	—
Purchase of premises and equipment	(211,215)	(990,482)	(4,732,461)
Proceeds from sale of premises and equipment	600	—	215
Proceeds from bank owned life insurance	—	—	662,838
Purchase of life insurance policies	(800,000)	—	—

Net cash provided by (used in) investing activities	2,392,594	(11,364,989)	(19,569,041)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash flows from financing activities:
Net increase in noninterest bearing and
interest-bearing deposits	$34,177,331	$12,675,112	$32,830,168
Net (decrease) increase in time deposits	(12,577,762)	(12,679,455)	4,128,542
Proceeds from issuance of preferred stock	—	—	7,674,217
Proceeds from exercised stock options	117,000	125,000	59,998
Benefit from exercise of stock options	—	21,808	—
Tax benefits from stock-based compensation	—	—	7,720
Cash dividends paid on preferred stock	(417,344)	(420,817)	(384,678)
Payments on Federal Home Loan Bank advances	—	—	(8,000,000)
Net decrease in Federal Home Loan Bank term borrowings	(1,561,650)	(1,100,349)	(1,522,347)
Cash paid to repurchase fractional shares	(2,529)	—	(2,577)

Net cash provided by (used in) financing activities	19,735,044	(1,378,701)	34,791,043

Increase (decrease) in cash and cash equivalents	27,753,077	(6,409,819)	16,931,919
Cash and cash equivalents at beginning of year	32,667,967	39,077,786	22,145,867

Cash and cash equivalents at end of year	$60,421,044	$32,667,967	$39,077,786

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,681,774	$2,661,335	$4,246,023
Income taxes	$845,000	$780,000	$1,475,000

Non-cash Financing Activity:
Net change in accrued dividends on preferred stock	$3,471	$1,168	$52,456
Real estate owned acquired through foreclosure	$1,140,547	$—	$1,397,310

The accompanying notes are an integral

part of these consolidated financial statements.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for all deposit categories. In addition, the Bank is participating in the FDIC Transaction Account Guarantee Program (TAGP). Under the program, extended to December 31, 2012, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA), signed into law on July 27, 2010, includes Section 343, which provides new temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC–insured depository institutions. On November 9, 2010 the FDIC issued a final rule to implement Section 343. This temporary unlimited coverage is separate and differs significantly from the TAGP in defining a “noninterest bearing transaction account.” Unlike the TAGP, the DFA Section 343 does not include low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts (IOLTAs). DFA Section 343 began December 31, 2010 and is scheduled to terminate on December 31, 2012. Both TAGP and DFA Section 343 coverage is in addition to and separate from the coverage under FDIC’s general deposit insurance rules. IOLTAs continue to have unlimited insurance coverage through 2012 pursuant to an amendment to the FDIC Act signed into law on December 29, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiary, Valley Business Bank. All significant intercompany balances and transactions have been eliminated.

Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements because the Company is not the primary beneficiary of Valley Commerce Trust I and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust is included in accrued interest receivable and other assets in the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the consolidated balance sheet.

The accounting and reporting policies of Valley Commerce Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan losses, deferred taxes assets and fair values of financial instruments are particularly subject to change.

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2010. Reclassifications had no effect on prior year net income or shareholders’ equity

Stock Dividends

On May 24, 2011 the Board of Directors declared a 5% stock dividend payable on June 28, 2011, respectively, to shareholders of record on June 14, 2011. There was no stock dividend in 2010. All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividend.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks with maturities fewer than 90 days, Federal funds sold, and the Federal Reserve Bank’s interest bearing Excess Balance Account (FRB-EBA) are considered to be cash equivalents. There was no cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2011. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, changes in Federal Home Loan Bank term borrowings, and federal funds purchased.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Investments are classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

Gains or losses on the sale of securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. Premiums and discounts on securities are amortized or accreted on the cost to maturity or the straight line average method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at principal balances outstanding, net of deferred loan fees and costs, and the allowance for loan losses. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered to be impaired and the future collectibility of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2011 and 2010, there were no loans being accounted for under this policy method.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance” or “ALLL”) is an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to loan individually evaluated for impairment and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The quarterly determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment based on the actual loss history experienced by the Company over the most recent twelve quarters, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry trends and experience, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type). These portfolio segments include commercial, real estate - mortgage, real estate - construction (including land and development loans), agricultural, and consumer and other loans (principally home equity loans). The allowance attributable to each portfolio segment, which includes both impaired loans and loans that are collectively evaluated for impairment is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet.

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The general reserve component of the allowance also consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors. These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, management and the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Reserve for Undisbursed Loan Commitments

The Company also maintains a separate reserve for undisbursed loan commitments. Management estimates anticipated losses using historical data and utilization assumptions. The reserve for undisbursed loan commitments totaled $40,000 at December 31, 2011 and 2010, respectively and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Other Real Estate Owned

Other real estate owned (OREO) consist of assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The Company foreclosed on one commercial property in December 2011, resulting in $1,140,547 in other real estate owned at December 31, 2011. The Company held no OREO at December 31, 2010.

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of premises are estimated to be twenty to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be two to ten years. Leasehold improvements are amortized over the life of the asset or the life of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is charged to expense as incurred.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

 Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank based on the level of borrowings and other factors, and may invest in additional amounts. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2011 and 2010, Federal Home Loan Bank stock totaled $1,456,300 and $1,360,700, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity's proportionate share of the consolidated provision for income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2011 and 2010 will be fully realized and therefore no valuation allowance was recorded.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Retirement Plans

Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS), which excludes dilution, is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS. However, diluted EPS is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

Stock-Based Compensation

At December 31, 2011, the Company had two stock-based compensation plans, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan and the Valley Commerce Bancorp 2007 Equity Incentive Plan, which are more fully described in Note 11.

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The Company determines the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized under the Plans.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Footnote 3. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Adoption of New Financial Accounting Standards

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is Troubled Debt Restructuring. This ASU provides for a more consistent application of the accounting guidance for troubled debt restructurings (TDRs). This ASU clarified guidance on a creditor’s evaluation of whether it has granted a concession to a borrower, and clarified guidance to determine if a borrower is experiencing financial difficulties. This ASU also finalized the disclosures required in a creditor’s financial statements related to TDRs. The new provisions of this standard became effective on July 1, 2011. As a result of adopting ASU 2011-02, management reassessed all restructurings that occurred on or after January 1, 2011 and applied the guidance of ASU 2011-02 to those loans. As a result of this retrospective application, no additional loans were identified as TDR’s.

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management does not believe the adoption of this ASU will have a significant impact on the Company’s financial position, results of operations and cash flows.

Presentation of Comprehensive Income

In June 2011, FASB proposed ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This proposed ASU amends the FASB Accounting Standards Codification ™ (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The proposed amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. On October 21, 2011, FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$60,421,044	$60,421,044	$32,667,967	$32,667,967
Investment securities	56,705,000	56,705,000	50,823,000	50,823,000
Loans, net	224,531,870	221,237,510	234,304,310	231,913,397
Accrued interest receivable	1,202,043	1,202,043	1,209,657	1,209,657
FHLB stock	1,456,300	N/A	1,360,700	N/A

Financial liabilities:
Deposits	$315,877,369	$315,984,361	$294,277,800	$294,622,852
FHLB term borrowing	1,000,000	1,075,276	2,561,650	2,847,132
Junior subordinated deferrable
interest debentures	3,093,000	804,180	3,093,000	804,180
Accrued interest payable	81,669	81,669	97,597	97,597

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments at December 31, 2011 and 2010:

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 3. FAIR VALUE MEASUREMENTS (Continued)

Federal Home Loan Bank stock: It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Fair Value Hierarchy

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 3. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy (continued)

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and 2010 (dollars in thousands):

Recurring Basis

	December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$6,038,000	$—	$6,038,000	$—
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	18,017,000	—	18,017,000	—
Small Business Administration	12,630,000	—	12,630,000	—
Obligations of states and political subdivisions	20,020,000	—	20,020,000	—
Total assets measured at fair value	$56,705,000	$—	$56,705,000	$—

	December 31, 2010
Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt securities:
U.S. Treasury securities	$3,800,000	$—	$3,800,000	$—
U.S. Government sponsored entities and agencies	$5,533,000	$—	$5,533,000	$—
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	12,770,000	—	12,770,000	—
Small Business Administration	14,577,000	—	14,577,000	—
Obligations of states and political subdivisions	14,143,000	—	14,143,000	—
Total assets measured at fair value	$50,823,000	$—	$50,823,000	$—

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 3. FAIR VALUE MEASUREMENTS (Continued)

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the years ended December 31, 2011 and 2010, there were no transfers in or out of Levels 1, 2 or 3.

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

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2011 or December 31, 2010.

Assets measured at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010 are summarized below:

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Impaired loans:
Commercial	$1,848,000	$—	$—	$1,848,000	$(397,000)
Real estate – mortgage	1,917,000	—	—	1,917,000	(227,000)
Real estate – construction	1,295,000	—	—	1,295,000	(61,000)
Other real estate owned	1,141,000	1,141,000
	$6,201,000	$—	$—	$6,201,000	$(685,000)

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$1,906,000	$—	$—	$1,906,000	$(69,000)
Real estate – mortgage	3,021,000	—	3,021,000	—	472,000
Real estate – construction	2,460,000	—	2,296,000	164,000	(1,099,000)
	$7,387,000	$—	$5,317,000	$2,070,000	$(696,000)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 3. FAIR VALUE MEASUREMENTS (Continued)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3. The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals. Certain impaired loans with current appraisals have been discounted to liquidation value through additional market research of comparable properties, but are still included in Level 3 due to the inherent uncertainty of the appraisal process. Impaired loans that were included in Level 2 prior to 2011 would now be included in Level 3 based on this rationale. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income. The recorded investment in impaired loans was $5,588,000 and $9,171,000 with a valuation allowance of $528,000 and $1,784,000, resulting in additional provision for loan losses of $600,000 and $2.1 million at December 31, 2011 and December 31, 2010, respectively.

Other real estate owned is based on property appraisals at the time of transfer as appropriate thereafter, less estimated costs to sell. Estimated costs to sell other real estate were based on standard market factors. Management periodically reviews other real estate to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The recorded investment in other real estate owned at December 31, 2011, was $1,141,000 with no related valuation allowance. There was no other real estate owned at December 31, 2010.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2011 and 2010 consisted of the following:

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:

U.S. Government sponsored entities and agencies	$5,867,720	$177,121	$(6,841)	$6,038,000
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	17,680,491	352,314	(15,805)	18,017,000
Small Business Administration	12,345,495	284,505	—	12,630,000
Obligations of states and political subdivisions	19,427,232	643,745	(50,977)	20,020,000
	$55,320,938	$1,457,685	$(73,623)	$56,705,000

Net unrealized gains on available-for-sale investment securities totaling $1,384,062 were recorded, net of $569,541 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2011.

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:

U.S. Treasury securities	$3,841,257	$14,597	$(55,854)	$3,800,000
U.S. Government sponsored entities and agencies	5,538,062	56,069	(61,131)	5,533,000
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	12,576,534	260,768	(67,302)	12,770,000
Small Business Administration	14,387,246	201,758	(12,004)	14,577,000
Obligations of states and political subdivisions	14,549,823	22,643	(429,466)	14,143,000
	$50,892,922	$555,835	$(625,757)	$50,823,000

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 4. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized losses on available-for-sale investment securities totaling $69,922 were recorded, net of $28,773 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2010.

Proceeds and gross realized gains and losses from the sale of available-for-sale investment securities for the years ended December 31, 2011, 2010 and 2009 are as follow:

	2011	2010	2009

Proceeds	$13,312,408	$3,558,397	$13,559,130
Gross gains	$289,575	$34,103	$416,248
Gross losses	$—	$—	$—

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Government sponsored entities and agencies	$—	$—	$691,000	$(6,841)	$691,000	$(6,841)
Mortgage-backed securities
U.S. Government sponsored entities and agencies	5,580,000	(15,805)	—	—	5,580,000	(15,805)
Small Business Administration	—	—	—	—	—	—
Obligations of states and political subdivisions	1,087,000	(5,480)	1,762,000	(45,497)	2,849,000	(50,977)
	$6,667,000	$(21,285)	$2,453,000	$(52,338)	$9,120,000	$(73,623)

Investment securities with unrealized losses at December 31, 2010 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Treasuries	$2,857,000	$(55,854)	$—	$—	$2,857,000	$(55,854)
U.S Government sponsored entities and agencies	2,079,000	(61,131)	—	—	2,079,000	(61,131)
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	5,007,000	(67,302)	—	—	5,007,000	(67,302)
Small Business Administration	1,936,000	(10,413)	821,000	(1,591)	2,757,000	(12,004)
Obligations of states and political subdivisions	8,712,000	(172,566)	2,174,000	(256,900)	10,886,000	(429,466)
	$20,591,000	$(367,266)	$2,995,000	$(258,491)	$23,586,000	$(625,757)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 4. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S. Government sponsored entities and agencies

At December 31, 2011 the Company held 6 U.S. government agency securities of which one was in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in U.S. government agency securities were caused by interest rate increases and other market issues. The contractual term of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage-backed Obligations

At December 31, 2011 the Company held 40 mortgage-backed obligations of which 6 were in a loss position for less than twelve months and none were in a loss position or had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Obligations of states and political subdivisions

At December 31, 2011 the Company held 54 obligations of states and political subdivision securities of which 3 were in a loss position for less than twelve months and 5 were in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to changes in interest rates and the continued dislocation of the securities market. All of these securities have continued to pay as scheduled despite their impairment due to current market conditions. Because Management believes that the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized costs, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Obligations of states and political subdivisions with unrealized losses as of December 31, 2011 are summarized in the table below.

	Book	Market	Unrealized		State		Moody’s	S&P
Description	Value	Value	(Loss)	Type	Issued	Issuer	Rating	Rating

Barstow USD	$411,790	$408,832	$(2,958)	GO	CA	MBIA	A1	NR
Big Bear Lake	489,229	477,770	(11,459)	REV	CA	AMBAC	NR	NR
Gonzales USD	184,323	168,392	(15,931)	ZGO	CA	FSA	Aa3	AA+
Oroville ESD	376,378	371,434	(4,944)	ZGO	CA	FGIC	NR	A+
North Sewickley TWP	300,000	289,470	(10,530)	REV	CA	XLCA	NR	NR
Fort Bragg CA USD	227,272	223,488	(3,784)	GO	CA	FGIC	NR	A
Rocklin CA USD	322,504	321,928	(577)	GO	CA	FSA	Aa2	AA-
West Mifflin PA USD	537,369	536,575	(794)	GO	PA	AGM	Aa3	AA-
	$2,848,865	$2,797,889	$(50,977)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 4. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
After one year through five years	4,368,042	4,460,000
After five years through ten years	3,001,932	3,042,000
After ten years	17,924,978	18,556,000
	25,294,952	26,058,000

Investment securities not due at a single
maturity date:
Mortgage-backed securities	30,025,986	30,647,000
	$55,320,938	$56,705,000

At December 31, 2011, investment securities with a fair value of $38,367,000 were pledged to secure either public deposits or borrowing arrangements. At December 31, 2010, investment securities with a fair value of $41,476,000 were pledged to secure either public deposits or borrowing arrangements.

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loans are summarized below:

	December 31,
	2011	2010

Commercial	$39,379,268	$46,293,872
Real estate – mortgage	165,685,966	165,202,316
Real estate - construction	19,499,158	23,437,082
Agricultural	3,730,466	4,303,655
Consumer and other	2,051,455	2,152,766
	230,346,313	241,389,691

Deferred loan fees, net	(345,685)	(386,429)
Allowance for loan and lease losses	(5,468,758)	(6,698,952)
	$224,531,870	$234,304,310

Certain loans were pledged to secure borrowing arrangements (see Note 8).

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Salaries and employee benefits totaling $518,630, $495,765 and $711,290 have been deferred as loan origination costs during the years ended December 31, 2011, 2010 and 2009, respectively.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,

	2011	2010	2009

Balance, beginning of year	$6,698,952	$6,231,065	$3,244,454
Provision charged to operations	600,000	2,050,000	7,000,000
Losses charged to allowance	(1,953,028)	(1,592,753)	(4,013,611)
Recoveries	122,834	10,640	222

Balance, end of year	$5,468,758	$6,698,952	$6,231,065

The following table shows the allocation of the allowance for loan losses at and for the year ended December 31, 2011 by portfolio segment and by impairment methodology:

		Real	Real	Consumer
		Estate -	Estate -	And
	Commercial	Mortgage	Construction	Other	Agricultural	Total

Allowance for Credit Losses:
Beginning balance:	$2,641,106	$608,792	$3,327,863	$40,409	$80,782	$6,698,952
Charge-offs	(1,602,820)	(158,008)	(192,000)	—	(200)	(1,953,028)
Recoveries	22,642	99,992	—	—	200	122,834
Provision	500,469	89,275	13,213	4,911	(7,868)	600,000

Ending balance allocated
to portfolio segments	$1,561,397	$640,051	$3,149,076	$45,320	$72,914	$5,468,758

Individually evaluated for
Impairment	$230,074	$169,013	$129,260	$—	$—	$528,347

Collectively evaluated for
Impairment	1,331,323	471,038	3,019,816	45,320	72,914	4,940,411
Total	$1,561,397	$640,051	$3,149,076	$45,320	$72,914	$5,468,758

Loans

Individually evaluated for
Impairment	$2,021,574	$6,086,817	$2,702,100	$—	$—	$10,810,491

Collectively evaluated for
Impairment	$37,357,694	$159,599,149	$16,797,058	$2,051,455	$3,730,466	$219,535,822

Total	$39,379,268	$165,685,966	$19,499,158	$2,051,455	$3,730,466	$230,346,313

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table shows the allocation of the allowance for loan and lease losses at and for the year ended December 31, 2010 by portfolio segment and by impairment methodology:

		Real	Real	Consumer
		Estate -	Estate -	And
	Commercial	Mortgage	Construction	Other	Agricultural	Total

Allowance for Credit Losses

Ending balance allocated
to portfolio segments	$2,641,107	$608,792	$3,327,863	$40,409	$80,782	$6,698,952

Ending balance: individually
evaluated for impairment	$1,430,562	$92,658	$260,283	$—	$—	$1,783,503

Ending balance: collectively
evaluated for impairment	$1,210,545	$516,134	$3,067,580	$40,409	$80,782	$4,915,449

Loans

Ending balance	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

Ending balance: individually
evaluated for impairment	$3,112,068	$6,595,040	$1,776,842	$—	$—	$11,483,950

Ending balance: collectively
evaluated for impairment	$43,181,804	$158,607,276	$21,660,240	$2,152,766	$4,303,655	$229,905,741

The following table shows the loan portfolio allocated by management's internal risk ratings at December 31, 2011:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
		Real Estate -	Real Estate -
	Commercial	Mortgage	Construction	Consumer	Agriculture	Total

Grade:
Pass	$30,098,949	$140,475,243	$7,585,992	$1,905,542	$3,730,466	$183,796,192
Watch	713,005	479,319	8,107,973	145,913	—	9,446,210
Special Mention	5,335,791	7,486,780	1,381,626	—	—	14,204,197
Substandard	3,231,523	17,244,624	2,423,567	—	—	22,899,714
Doubtful	—	—	—	—	—	—
Total	$39,379,268	$165,685,966	$19,499,158	$2,051,455	$3,730,466	$230,346,313

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings at December 31, 2010:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
		Real Estate -	Real Estate -
	Commercial	Mortgage	Construction	Consumer	Agriculture	Total

Grade:
Pass	$31,512,542	$132,778,115	$7,246,462	$1,967,364	$4,116,617	$177,621,100
Watch	3,908,958	6,672,747	7,052,354	148,659	187,038	17,969,756
Special Mention	5,240,543	8,589,322	1,439,667	—	—	15,269,532
Substandard	5,631,829	17,162,132	7,698,599	36,743	—	30,529,303
Doubtful	—	—	—	—	—	—
Total	$46,293,872	$165,202,316	$23,437,082	$2,152,766	$4,303,655	$241,389,691

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2011:

	30-89 Days Past Due	90 Days And Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial and industrial	$121,350	$—	$1,005,338	$1,126,688	$18,370,667	$19,497,355
Commercial lines	—	—	—	—	17,900,083	17,900,083
Commercial guaranteed	—	—	—	—	1,981,830	1,981,830
Agricultural:
Agricultural	—	—	—	—	3,221,108	3,221,108
Agricultural capital assets	—	—	—	—	509,358	509,358
Real Estate-Construction:
Construction	—	—	—	—	13,323,442	13,323,442
Construction 1-4 family	—	—	556,172	556,172	1,735,736	2,291,908
Construction loan others	—	—	1,278,332	1,278,332	2,605,476	3,883,808
Real Estate-Mortgage:
Mortgage 1-4 family	200,000	—	—	200,000	10,062,785	10,262,785
Real estate	218,970	—	2,806,287	3,025,256	145,824,826	148,850,132
Real estate - Ag	—	—	—	—	2,889,375	2,889,375
Home equity loans	—	—	—	—	3,683,674	3,683,374
Consumer:
Auto	—	—	—	—	103,046	103,046
Consumer	9,112	—	—	9,112	347,664	356,776
Other	—	—	—	—	1,591,633	1,591,633
Total	$549,432	$—	$5,646,129	$6,195,560	$224,150,753	$230,346,313

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$1,542,086	$1,542,086	$—	$1,800,980	$148,062
Agriculture	—	—	—	—	—
Real estate - construction	2,473,029	3,832,712	—	3,836,729	103,874
Real estate – mortgage	5,390,510	6,708,381	—	6,766,248	190,869
Consumer and other	—	—	—	—	—

With an allowance recorded:
Commercial	$479,488	$482,274	$230,074	$517,255	$33,544
Agriculture	—	—	—	—	—
Real estate – construction	229,071	229,071	129,260	231,745	11,702
Real estate – mortgage	696,307	722,848	169,013	733,200	24,814
Consumer and other	—	—	—	—	—

Total:
Commercial	$2,021,574	$2,024,360	$230,074	$2,318,235	$181,606
Agriculture	—	—	—	—	—
Real estate – construction	2,702,100	4,061,783	129,260	4,068,474	115,576
Real estate – mortgage	6,086,817	7,431,229	169,013	7,499,448	215,683
Consumer and other	—	—	—	—	—

 The following table shows information related to impaired loans at and for the year ended December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$790,042	$884,488	$—	$981,444	$3,111
Agriculture	—	—	—	—	—
Real estate - construction	764,604	1,854,589	—	1,857,234	103,874
Real estate - mortgage	4,219,223	5,182,771	—	5,226,383	119,642
Consumer and other	—	—	—	—	—

With an allowance recorded:
Commercial	$2,322,025	$2,322,025	$1,013,683	$2,394,814	$139,083
Agriculture	—	—	—	—	—
Real estate – construction	1,012,238	1,050,946	260,283	1,077,766	24,756
Real estate – mortgage	2,375,818	2,411,734	509,537	2,428,367	88,045
Consumer and other	—	—	—	—	—

Total:
Commercial	$3,112,067	$3,206,513	$1,013,683	$3,376,258	$142,194
Agriculture	—	—	—	—	—
Real estate – construction	1,776,842	2,905,535	260,283	2,935,000	128,630
Real estate – mortgage	6,595,041	7,594,505	509,537	7,654,750	207,687
Consumer and other	—	—	—	—	—

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

In the table above, the first column titled Recorded Investment includes the balance due on the loan less any interest payments received and applied to principal while on nonaccrual status and any partial charge offs. In the next column the Unpaid Principal Balance includes the actual contractual loan balance due from the borrower plus calculated accrued interest, which would normally be accrued and due, if the loan was not on nonaccrual status.

Troubled Debt Restructurings

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months’ deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof. Of the nine loans identified as troubled debt restructures at December 31, 2011, three were granted deferral of principal payments, five had interest rate reductions and lengthened amortization and one had deferral of principal payment and a rate reduction. When a loan becomes a troubled debt restructure, it is normally placed in nonaccrual status until it is evident that the borrower will perform at the modified terms. The Company’s policy is to require satisfactory payments for a six month period before the loan will be considered for reinstatement to accrual status. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Management identifies the early onset of borrower financial difficulties via the utilization of various indicators. Chief of these indicators would simply be the review of the borrower’s repayment pattern. When repayment patterns begin to exhibit practices that are less than what is allowed within the contractual allowance, an indication of early difficulties emerges. If this pattern continues, the Bank will document collection efforts via on-site visits to the borrower’s premises whereby providing further, observable input into the borrower’s financial condition. Furthermore, the Bank makes a consistent practice to require the submission of periodic interim and annual financial information of the borrowers, guarantors and co-signors. This information is obtained to determine the borrower’s historical debt serviceability and to make judgments’ concerning future repayment. Should financial information be denied, the Bank will utilize various options to encourage compliance. If the financial information and repayment practices with other lenders. remains uncollectable, the Bank will utilize the review of updated credit reports to determine debt levels

A summary of loan modifications that meet the definition of troubled debt restructurings and the related reserves as of December 31, 2011 and December 31, 2010 is set forth below:

	December 31, 2011			December 31, 2010
	No. of Loans	Amount	Specific loan loss reserves	No. of Loans	Amount	Specific loan loss reserves

Nonperforming Loans	5	$2,031,624	$85,528	4	$4,431,413	$283,825
Performing Loans	6	1,809,850	273,806	4	1,324,348	69,116

Total troubled debt restructured loans	11	$3,841,474	$359,334	8	$5,755,761	$352,941

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructuring that occurred during the year ended December 31, 2011:

	Modifications During the Twelve Months ended December 31, 2011

		Pre- Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	5	$630,745	$630,745
Real Estate - Mortgage	3	1,786,960	1,786,960
Real Estate-Construction	3	1,423,769	1,423,769

The following table presents loans by class modified as troubled debt restructuring for which there was a payment default that occurred during the year ended December 31, 2011:

	Number of Contracts	Recorded Investment

Troubled Debt Restructuring:
That Subsequently Defaulted
Commercial	2	$85,528
Real Estate - Mortgage	2	1,389,923
Real Estate-Construction	1	556,172

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructuring described above increased the allowance for loan losses by $100,000 and resulted in $250,000 net charge offs during the twelve months ended December 31, 2011.

A summary of modified loans that do not meet the definition of troubled debt restructures is set forth below:

December 31, 2011

Commercial	$3,588,699
Real Estate-Mortgage	13,920,922
Real Estate-Construction	3,772,543
Agricultural	—
Consumer and Other	145,912

Total	$21,428,076

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 5. LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The Bank has granted concessions on loans that do not meet the definition of a troubled debt restructure. The loan terms were modified due to competitive pressures. The customers involved were highly creditworthy and were determined by management to be likely and able to move their business to a competing financial institution if their loan terms were not modified.

The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Foregone interest on nonaccrual loans totaled $522,896, $1,153,000, and $371,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2011	2010

Furniture and equipment	$3,301,573	$2,646,895
Premises	6,115,354	6,581,464
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379
	11,085,648	10,897,080

Less accumulated
depreciation and amortization	(2,917,672)	(2,386,392)
	$8,167,976	$8,510,688

Depreciation and amortization included in occupancy and equipment expense totaled $550,630, $512,359 and $665,066 for the years ended December 31, 2011, 2010 and 2009, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2011	2010

Savings	$11,859,911	$10,630,278
Money market	67,012,464	71,798,494
NOW accounts	37,500,377	37,017,185
Time, $100,000 or more	50,175,566	51,798,317
Brokered time, $100,000 or more	—	9,162,000
Other time	20,875,945	22,668,956

	$187,424,263	$203,075,230

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2012	$69,623,716
2013	1,405,200
2014	12,553
2015	—
2016	10,042
$71,051,511

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2011	2010	2009

Savings	$28,290	$24,718	$24,680
Money market	369,172	473,263	739,665
NOW accounts	150,354	210,841	504,533
Time $100,000 or more	485,014	735,741	1,154,220
Brokered time, $100,000 or more	208,591	559,056	732,786
Other time	192,722	340,001	565,530

	$1,434,143	$2,343,620	$3,721,414

At December 31, 2011, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $17,110,341 in 3 months or less, $13,205,570 over 3 months through 6 months, $19,068,625 over 6 months through 12 months, and $791,030 over 12 months.

Deposit overdrafts reclassified as loan balances were $42,215 and $18,986 at December 31, 2011 and 2010, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	BORROWING ARRANGEMENTS

Lines of Credit

The Bank had an unsecured line of credit with one correspondent bank in the amount of $10,000,000 at December 31, 2011 and at December 31, 2010. There were no borrowings outstanding under this borrowing arrangement as of December 31, 2011 and 2010.

Federal Home Loan Bank Advances and Term Borrowings

At December 31, 2011 and 2010 the Bank could borrow up to $58,870,000 or 66% and $49,021,000 or 49% of pledged real estate mortgage loans, respectively, from the Federal Home Loan Bank of San Francisco (FHLB). As of December 31, 2011 and 2010 the Bank did not have any investment securities pledged to secure FHLB borrowings. As of December 31, 2011 and 2010, the Bank had pledged loans with total carrying values of $88,537,000 and $100,601,000, respectively. At December 31, 2011 borrowings were comprised of $1 million of term borrowing fixed rate debt with an interest rate of 6.02% maturing on January 2, 2012. At December 31, 2010, the Company had term borrowings totaling $2,561,650 with a weighted average interest rate and maturity of 5.23% and 0.82 years, respectively. The Bank had remaining borrowing capacity of $58,870,000 at December 31, 2011.

As of December 31, 2011 and 2010, outstanding term borrowings from the FHLB consisted of the following:

2011			2010

Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

$—	—	—	$100,000	5.09%	May 12, 2011
—	—	—	211,650	4.01%	December 6, 2011
—	—	—	1,250,000	4.44%	December 6, 2011
1,000,000	6.02%	January 2, 2012	1,000,000	6.02%	January 2, 2012

$1,000,000			$2,561,650

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 8. BORROWING ARRANGEMENTS (Continued)

Future principal payments of outstanding FHLB advances are as follows:

Year Ending
December 31,

2012	$1,000,000
$1,000,000

Federal Reserve Discount Window Borrowing Arrangement

At December 31, 2011 the Bank could borrow up to 60% of pledged commercial loans from the Federal Reserve Bank of San Francisco under the discount window borrowing program. As of December 31, 2011, the Bank had pledged loans with total carrying values of $78,458,050 to achieve a credit line of $46,095,612. There were no borrowings with the Federal Reserve Bank of San Francisco at December 31, 2011 or 2010.

9.             JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Valley Commerce Trust I (the "Trust") has issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000. The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 3.65% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly.

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

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%. For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30%. As of December 31, 2011, the rate was 3.65%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno branch under a noncancelable operating lease which expires in September 2017. Future minimum lease payments, are as follows:

Year Ending
December 31,

2012	$99,828
2013	114,488
2014	114,488
2015	114,488
2016	114,488
Thereafter	85,867
$643,647

Rental expense included in occupancy and equipment expense totaled $102,105, $140,438, and $315,053 for the years ended December 31, 2011, 2010 and 2009, respectively.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2011.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 10. COMMITMENTS AND CONTINGENCIES (Continued)

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2011	2010

Commitments to extend credit	$31,769,844	$29,847,134
Standby letters of credit	$475,000	$275,000

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2011 or 2010. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2011, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured. Commercial loan commitments represent approximately 60% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 34% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 10. COMMITMENTS AND CONTINGENCIES (Continued)

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2011, the maximum amount available for dividend distribution under this restriction was approximately $3.4 million. In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 9).

As discussed more fully below, beginning in 2009 the Company was restricted from paying dividends to shareholders of common stock without the consent of the United States Department of the Treasury (“Treasury”) due to its issuance of preferred stock to the Treasury in conjunction with the Company’s participation in the Capital Purchase Program.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

Earnings (loss) Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2011, 2010 and 2009 is as follows:

		Less	Net	Weighted
		Preferred	Income (loss)	Average Per
		Stock	Available to	Number of	Common
	Net	Dividends	Common	Shares	Share
	Income (loss)	And Accretion	Shareholders	Outstanding	Amount
December 31, 2011

Basic earnings per common share	$3,103,979	$(417,344)	$2,686,635	2,768,114	$0.97

Effect of dilutive stock options				4,657

Diluted earnings per common share	$3,103,979	$(417,344)	$2,686,635	2,772,771	$0.97

December 31, 2010

Basic earnings per common share	$2,162,968	$(420,817)	$1,742,151	2,698,200	$0.65

Effect of dilutive stock options				6,870

Diluted earnings per common share	$2,162,968	$(420,817)	$1,742,151	2,705,070	$0.65

December 31, 2009

Diluted loss per common share	$(587,263)	$(352,917)	$(940,180)	2,732,339	$(0.34)

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their anti-dilutive effect. There were 108,909 and 99,867 options excluded from the computation of diluted earnings per share for the years ended December 31, 2011 and 2010, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation

The Company has one active share based compensation plan. The purpose of the plan is to promote the long-term success of the Company and the creation of shareholder value. The Board of Directors also believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals. On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance based awards and stock grants. Under the Incentive Plan, 53,075 and 42,446 shares of common stock are reserved for future grant and issuance, respectively, to employees and directors under incentive and nonstatutory agreements. There were no options granted during the years ended December 31, 2010 and 2009. In addition, there are 102,656 shares reserved for issuance and options outstanding at December 31, 2010 related to the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (the “1997 Plan) which expired in February 2007. No more options will be granted from the 1997 Plan.

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

During the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense of $98,946, $37,060, and $53,341, respectively. As a result of recognizing the compensation expense, the Company’s net income was reduced by $75,746, $36,395, and $45,622, for years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009 basic and diluted earnings per were not impacted as a result of recognizing the compensation expense.

As of December 31, 2011, there was $15,563 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Incentive and Stock Options Plans described more fully in Note 11. That cost is expected to be recognized over a weighted average period of 0.17 years.

During the twelve months ended December 31, 2011, the Company awarded 2,927 shares of restricted stock. The restricted stock will vest in two-years from the date of grant. There was no restricted stock issued during 2010 or 2009.

In addition, during the twelve months ended December 31, 2011, there were 2,100 incentive stock options and 8,400 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $7.81 per option. There were no options granted during 2010 or 2009.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

The fair value of each incentive and non-qualified stock option award granted is estimated on the grant date using the Black-Scholes option pricing model. Fair value of the stock options issued during the year ended December 31, 2011 is based on the weighted-average assumptions shown in the table below.

Twelve Months Ended
December 31, 2011

Dividend yield	N/A
Expected option life	8.83 years
Expected volatility	46.9%
Risk-free interest rate	1.23%
Weighted average
fair value of options granted	$ 5.02

The expected life of awards granted represents the period of time that awards are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time grant.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

A summary of the activity within the Plans follows:

	For the Years Ended December 31, 2011, 2010 and 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Incentive:
Options outstanding at January 1, 2009	78,623	$9.87
Options granted	–	–
Options exercised	–	–
Options cancelled	(548)	12.52
Options outstanding at December 31, 2009	78,076	10.36
Options granted	–	–
Options transferred to nonstatutory	(13,443)	9.04
Options exercised	–	–
Options cancelled	(3,992)	12.20
Options outstanding at December 31, 2010	60,641	9.88
Options granted	2,100	7.81
Options exercised	(13,294)	5.87
Options cancelled	(3,816)	7.89
Options outstanding at December 31, 2011	45,631	$11.12	4.79	years	$2,809	(1)
Options vested or expected to vest at December 31, 2011	43,573	$10.98	4.63	years	$2,809	(1)
Options exercisable at December 31, 2011	39,736	$10.83	4.61	years	$2,809	(1)

Nonstatutory:
Options outstanding at January 1, 2009	104,089	$8.26
Options granted	–	–
Options exercised	(11,726)	5.11
Options cancelled	–	–
Options outstanding at December 31, 2009	92,362	8.67
Options granted	–	–
Options transferred from ISO	13,443	9.04
Options exercised	(23,271)	5.37
Options cancelled	(15,731)	6.05
Options outstanding at December 31, 2010	66,803	10.50
Options granted	8,400	7.81
Options exercised	(6,649)	5.87
Options cancelled	–	–
Options outstanding at December 31, 2011	68,554	$10.62	3.64	years	$—	(2)
Options vested or expected to vest at December 31, 2011	67,398	$10.59	3.60	years	$—	(2)
Options exercisable at December 31, 2011	67,398	$10.59	3.60	years	$—	(2)

(1)	68,554 options are excluded from intrinsic value because they are not in the money.
(2)	40,355 options are excluded from intrinsic value because they are not in the money.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2011. There were 19,943, 22,163 and 11,168 options exercised during the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $19,175, $54,520 and $19,295, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $88,127, $56,163 and $8,704, respectively.

Cash received from option exercise for the years ended December 31, 2011, 2010, and 2009 was $117,000, $125,000 and $59,998, respectively. The total tax benefit of the options exercised in 2011 and 2010, and 2009 was $0, $21,808 and $7,718, respectively.

A summary of the status of the Company’s non-vested restricted common stock as of January 1, 2011 and changes during the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2011	—	—
Awards granted	2,927	8.13
Awards vested	—	—
Awards forefeited	—	—
Non-vested restricted shares at December 31, 2011	2,927	$8.13

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2011 and 2010.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

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

	December 31,

	2011		2010

	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$44,691,000	13.1%	$41,791,000	12.1%
Minimum regulatory requirement	$13,626,000	4.0%	$13,859,000	4.0%

Valley Business Bank	$44,648,000	13.1%	$41,663,000	12.0%
Minimum requirement for “Well-Capitalized”
institution	$17,032,000	5.0%	$17,324,000	5.0%
Minimum regulatory requirement	$13,621,000	4.0%	$13,854,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$44,691,000	17.6%	$41,791,000	16.2%
Minimum regulatory requirement	$10,145,000	4.0%	$10,323,000	4.0%

Valley Business Bank	$44,648,000	17.6%	$41,663,000	16.2%
Minimum requirement for “Well-Capitalized”
institution	$15,214,000	6.0%	$15,479,000	6.0%
Minimum regulatory requirement	$10,142,000	4.0%	$10,319,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$45,060,000	18.9%	$45,060,000	17.5%
Minimum regulatory requirement	$20,290,000	8.0%	$20,645,000	8.0%

Valley Business Bank	$44,931,000	18.9%	$44,931,000	17.4%
Minimum requirement for “Well-Capitalized”
institution	$25,356,000	10.0%	$25,798,000	10.0%
Minimum regulatory requirement	$20,285,000	8.0%	$20,639,000	8.0%

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

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

With respect to dividends on the Company’s common stock, Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series B Preferred Stock and the Warrant Preferred is redeemed in whole or the Treasury has transferred all of the Senior Preferred Series B Preferred Stock and Warrant Preferred to third parties. After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate common dividends per share that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or similar transaction. From and after the tenth anniversary, the Company shall be prohibited from paying common dividends or repurchasing any equity securities or trust preferred securities until all equity securities held by the Treasury are redeemed in whole of the Treasury has transferred all of such equity securities to third parties. See Note 18 below regarding the repayment of the Series B and C Preferred Stock.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 11. SHAREHOLDERS' EQUITY (Continued)

Stock Repurchase

In 2007, the Board of Directors approved a plan to incrementally repurchase up to an aggregate of $3,000,000 of the Company’s common stock. The program commenced in November of 2007 and expired on November 30, 2010. Beginning January 30, 2009, the Company was restricted from repurchasing its common stock due to its issuance of preferred stock to the United States Department of the Treasury in conjunction with the Company’s participation in the Capital Purchase Program as described above. There were no shares repurchased during the years ended December 31, 2011, 2010 or 2009.

12.            OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,

	2011	2010	2009

Data processing	$631,995	$631,596	$617,112
Assessment and insurance	532,553	711,565	614,101
Professional and legal	449,157	412,688	526,152
Operations	350,589	339,754	455,032
Telephone and postal	233,318	234,139	220,316
Promotional	280,209	229,451	242,140
Supplies	205,590	193,515	158,569
Other expenses	539,928	443,331	393,951

Total	$3,223,339	$3,196,039	$3,227,373

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.            INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Federal	State	Total
2011

Current	$155,000	$156,000	$311,000
Deferred	960,000	306,000	1,266,000
Provision for income taxes	$1,115,000	$462,000	$1,577,000

2010

Current	$992,000	$399,000	$1,391,000
Deferred	(342,000)	(106,000)	(448,000)
Provision for income taxes	$650,000	$293,000	$943,000

2009

Current	$(240,000)	$48,000	$(192,000)
Deferred	(693,000)	(310,000)	(1,003,000)
Benefit from income taxes	$(933,000)	$(262,000)	$(1,195,000)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 13. INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2011	2010

Deferred tax assets:
Allowance for loan losses	$1,870,000	$3,008,000
Deferred compensation	986,000	923,000
Intangible assets	20,000	39,000
Unrealized loss on available-for-sale investment
securities	—	29,000

Total deferred tax assets	2,876,000	3,999,000

Deferred tax liabilities:
Loan costs	(307,000)	(304,000)
Premises and equipment	(302,000)	—
Unrealized gain on available-for-sale
investment securities	(570,000)	—
Future liability of state tax benefit	(97,000)	(160,000)
Other	(29,000)	(99,000)

Total deferred tax liabilities	(1,305,000)	(563,000)

Net deferred tax assets	$1,571,000	$3,436,000

Management believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income (loss) before income taxes. The items comprising these differences consisted of the following:

	Year Ended December 31,

	2011	2010	2009

	Rate	Rate	Rate
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.2%	7.2%	7.2%
Interest on obligations of states and political
subdivisions	(5.7)%	(7.7%)	13.5%
Net increase in cash surrender value of
bank-owned life insurance	(1.9)%	(3.0%)	5.2%
Life insurance proceeds	—%	—	6.1%
Other	0.1%	(0.1%)	1.1%

Total income tax expense (benefit)	33.7%	30.4%	67.1%

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 13. INCOME TAXES (Continued)

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2008, and by state and local taxing authorities for years ended before December 31, 2007.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2011 and 2010 were not significant.

14.             RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2010:

Balance, January 1, 2011	$11,950,780

Disbursements	653,135
Amounts repaid	(4,703,111)

Balance, December 31, 2011	$7,900,804

Undisbursed commitments to related
parties, December 31, 2011	$223,612

15.            EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997. All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan. Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law. From April 1, 2006 to February 27, 2009, the Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees’ annual salary. For all other periods the Company matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary. Company contributions vest at a rate of 20% annually. Bank contributions for the years ended December 31, 2011, 2010, and 2009 totaled $75,325, $70,066 and $79,930, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 15. EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives. In addition, the estimated present value of these future benefits, including the monthly payments and insurance premium costs, is accrued over the period from the effective dates of the plans until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2011, 2010, and 2009 totaled $193,392, $125,587 and $184,153, respectively. Income earned on these policies, net of expenses, totaled $141,505, $145,367 and $142,229 for the years ended December 31, 2011, 2010 and 2009, respectively. Accrued compensation payable under the salary continuation plan totaled $2,161,790, $2,035,483 and $1,818,195 at December 31, 2011, 2010 and 2009, respectively.

In connection with these agreements, and non-executive officer retirement plans offering limited benefits, the Bank purchased single premium life insurance policies with cash surrender values totaling $7,693,480 and $6,627,060 at December 31, 2011 and 2010, respectively. Income earned on these policies, net of expenses, totaled $292,427, $272,189 and $270,253 for the years ended December 31, 2011, 2010 and 2009, respectively. Income earned on these policies is not subject to Federal and state income tax. The Bank received $317,488 in officer life insurance benefits during 2009.

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 16. COMPREHENSIVE INCOME (Continued)

At December 31, 2011, 2010 and 2009, the Company held securities classified as available-for-sale which had unrealized gains (losses) as follows:

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax

For the Year Ended December 31, 2011

Other comprehensive income:
Unrealized holding losses	$1,743,559	$(717,466)	$1,026,093
Less reclassification adjustment for gains
included in net income	289,575	(119,152)	170,423

Total other comprehensive income	$1,453,984	$(598,314)	$855,670

For the Year Ended December 31, 2010

Other comprehensive loss:
Unrealized holding gains	$(42,135)	$17,339	$(24,796)
Less reclassification adjustment for gains
included in net income	34,103	(14,033)	20,070

Total other comprehensive loss	$(76,238)	$31,372	$(44,866)

For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding gains	$259,065	$(106,643)	$152,422
Less reclassification adjustment for gains
included in net income	416,248	(171,323)	244,925

Total other comprehensive loss	$(157,183)	$64,680	$(92,503)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.            PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2011 and 2010

	2011	2010
ASSETS

Cash and due from banks	$136,099	$139,821
Investment in bank subsidiary	45,462,209	41,621,984
Other assets	213,094	209,335

Total assets	$45,811,402	$41,971,140

LIABILITIES AND
SHAREHOLDERS’ EQUITY

Other liabilities	$212,990	$128,448
Junior subordinated debentures due to subsidiary
Grantor trust	3,093,000	3,093,000

Total liabilities	3,305,990	3,221,448

Shareholders’ equity:
Preferred stock	7,898,800	7,821,800
Common stock	27,534,291	26,137,158
Retained earnings	6,257,800	4,831,883
Accumulated other comprehensive income (loss),
net of taxes	814,521	(41,149)

Total shareholders’ equity	42,505,412	38,749,692

Total liabilities and shareholders’ equity	$45,811,402	$41,971,140

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 17. PARENT ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Income:
Dividends declared by bank subsidiary	$600,000	$740,000	$350,000
Earnings from investment in Valley Commerce
Trust 1	3,400	3,435	3,903
Total income	603,400	743,435	353,903

Expenses:
Interest on junior subordinated deferrable interest
debentures	113,091	114,236	129,795
Other expenses	623,196	502,558	543,516

Total expenses	736,287	616,794	673,311

(Loss) income before equity in undistributed
Income (loss) of subsidiary	(132,887)	126,641	(319,408)

Undistributed equity in income from (excess
distributions of) subsidiary	2,931,866	1,789,327	(536,855)

Income (loss) before income taxes	2,798,979	1,915,968	(856,263)

Income tax benefit	306,000	247,000	269,000

Net income (loss)	$3,103,979	$2,162,968	$(587,263)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) 17. PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$3,103,979	$2,162,968	$(587,263)
Adjustments to reconcile net income to net cash
Provided by operating activities:
(Undistributed equity in) excess distributions of
Income of subsidiary	(2,31,866)	(1,789,327)	536,855
Stock-based compensation expense	46,056	8,566	21,995
Tax benefits on stock-based compensation	—	(21,808)	(7,720)
(Increase) decrease in other assets	(3,560)	5,530	102,095
Decrease (increase) in other liabilities	84,542	(5,170)	24,599

Net cash provided by operating activities	1,039,151	360,759	90,561

Cash flows from investing activities:
Investment in Bank subsidiary	—	—	(7,600,000)

Cash flows from financing activities:

Proceeds from issuance of preferred stock	—	—	7,674,217
Cash paid for fractional shares	(2,529)	—	(2,577)
Proceeds from the exercise of stock options	117,000	125,000	59,998
Tax benefits from stock-based compensation	—	21,808	7,720
Cash dividends paid on preferred stock	(417,344)	(420,818)	(384,678)

Net cash (used in) provided by financing activities	(302,873)	(274,010)	7,354,680

(Decrease) increase in cash and cash equivalents	(3,722)	86,749	(154,759)

Cash and cash equivalents at beginning of year	139,821	53,072	207,831

Cash and cash equivalents at end of year	$136,099	$139,821	$53,072

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.            SUBSEQUENT EVENT

On March 21, 2012, pursuant to the American Recovery and Reinvestment Act of 2009 and following receipt of all necessary regulatory approvals, the Company repurchased the Series B and Series C Preferred Stock which was sold to the United States Department of Treasury in January 2009.  The purchase price was $8,085,000 comprised of 7,700 shares of Series B Preferred Stock at $1,000 per share and 385 shares of Series C Preferred Stock at $1,000 per share.  The Company had no preferred stock remaining after the transaction and made a pro-rated final dividend payment on the transaction date.  Because the preferred stock qualified as Tier 1 capital, the Company’s Tier 1 capital was reduced by an amount that approximated the purchase price.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Valley Commerce Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2011, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2011, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There is no information required to be disclosed under this Item

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2012 Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the 2012 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 12 will be included in the 2012 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 13 will be included in the 2012 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 14 will be included in the 2012 Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, and is by this reference incorporated herein.

PART IV

ITEM 15 - EXHIBITS

Exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP
By:	/s/ Allan W. Stone Allan W. Stone President and Chief Executive Officer
By:	/s/ Roy O. Estridge Roy O. Estridge Executive Vice President, Chief Financial Officer and Chief Operating Officer
Date:	March 30, 2012

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

Signature	Title	Date
/s/ Allan W. Stone Allan W. Stone	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ Roy O. Estridge Roy O. Estridge	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ Walter A. Dwelle Walter A. Dwelle	Chairman and Director	March 30, 2012

/s/ Thomas A. Gaebe Thomas A. Gaebe	Director	March 30, 2012

/s/ Donald A. Gilles Donald A. Gilles	Director	March 30, 2012

/s/ Philip R. Hammond, Jr. Philip R. Hammond, Jr.	Director	March 30, 2012

/s/ Russell F. Hurley Russell F. Hurley	Vice Chairman and Director	March 30, 2012

/s/ Fred P. LoBue, Jr. Fred P. LoBue, Jr.	Secretary and Director	March 30, 2012

/s/ Kenneth H. Macklin Kenneth H. Macklin	Director	March 30, 2012

/s/ Barry R. Smith Barry R. Smith	Director	March 30, 2012

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Articles of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
4.3	Specimen Stock Certificate (2)
4.4	Certificates of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and C (6)
10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.2	Salary Continuation Agreement with William R. Kitchen (3)
10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)
10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)
10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)
10.6	Split Dollar Life Insurance Agreement with William R. Kitchen (3)
10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)
10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)
10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)
10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)
10.12	Letter Agreement dated January 30, 2009 by and between Valley Commerce Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement – Standard Terms attached thereto (6)
10.13	Side Letter Agreement between Valley Commerce Bancorp and the United States Department of the Treasury regarding authorized number of directors and amended Section 2.2 of Valley Commerce Bancorp by-laws (6)
10.14	Specimen form of Incentive Stock Option Agreement under the 2007 Equity Incentive Plan is included as Exhibit 10.7 to the Registrant’s 10-Q for December 31, 2007, which is incorporated by this reference herein.
10.15	Specimen form of Long Term Restricted Share Award Agreement is included as Exhibit 10.1 to the Registrant’s Form 8-K for March 30, 2011, which is incorporated by this reference herein (3)
21	Subsidiaries of the Company (1)
23.2	Consent of Independent Registered Public Accounting Firm dated March 30, 2012 (5)
24	Powers of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	CEO TARP Certification
99.2	CFO TARP Certification

_______________________________________

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.
(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 18, 2007.
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on March 27, 2009.
(6)	Incorporated by reference to the exhibits included with the Form 8-K that was filed by the Company on February 5, 2009.

