Form 10-Q
period 2012-03-31
Valley Commerce Bancorp
filed 2012-05-15
CIK 1302244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP

(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s Common Stock was 2,784,593 as of May 15, 2012.

2

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

3

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31, 2011	March 31, 2012
Assets
Cash and due from banks	$49,332,217	$60,421,044
Available-for-sale investment securities, at fair value (Notes 3 and 12)	59,629,000	56,705,000
Loans, less allowance for loan and lease losses of $5,471,758 at March 31, 2012 and $5,468,758 at December 31, 2011 (Note 4, 5, and 12)	216,972,326	224,531,870
Bank premises and equipment, net	8,122,831	8,167,976
Cash surrender value of bank-owned life insurance	7,772,528	7,693,480
Other real estate owned	1,140,547	1,140,547
Accrued interest receivable and other assets	7,082,597	7,860,783
Total assets	$350,052,046	$366,520,700
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$113,511,666	$128,453,106
Interest-bearing	194,606,353	187,424,263
Total deposits	308,118,019	315,877,369
Accrued interest payable and other liabilities	3,650,194	4,044,919
Short-term debt	—	1,000,000
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	314,861,213	324,015,288
Commitments and contingencies (Note 7)
Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – none at March 31, 2012 and 7,700 shares class B and 385 shares class C at December 31, 2011 (Note 11)	—	7,898,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding 2,784,593 shares at March 31, 2012 and December 31, 2011	27,612,528	27,534,291
Retained earnings	6,834,880	6,257,800
Accumulated other comprehensive income, net of taxes (Note 3)	743,425	814,521
Total shareholders’ equity	35,190,833	42,505,412
Total liabilities and shareholders’ equity	$350,052,046	$366,520,700

 See notes to unaudited condensed consolidated financial statements.

4

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011
Interest Income:
Interest and fees on loans	$3,296,922	$3,511,752
Interest on investment securities:
Taxable	188,834	153,141
Exempt from Federal income taxes	223,576	207,462
Interest on deposits in banks	24,854	20,299
Total interest income	3,734,186	3,892,654
Interest Expense:
Interest on deposits	253,132	397,568
Interest on short-term debt	168	31,793
Interest on junior subordinated deferrable interest debentures	30,168	27,853
Total interest expense	283,468	457,214
Net interest income before provision for loan losses	3,450,718	3,435,440
Provision for loan losses	—	225,000
Net interest income after provision for loan losses	3,450,718	3,210,440
Non-Interest Income:
Service charges	178,673	169,095
Gain on sale of available-for-sale investment securities, net	27,957	13,620
Mortgage loan brokerage fees	6,000	21,783
Earnings on cash surrender value of life insurance policies	85,956	72,451
Other	60,085	49,830
Total non-interest income	358,671	326,779
Non-Interest Expense:
Salaries and employee benefits	1,585,654	1,450,155
Occupancy and equipment	320,893	321,463
Other	622,003	803,637
Total non-interest expense	2,528,550	2,575,255
Income before provision for income taxes	1,280,839	961,964
Provision for income taxes	422,000	337,000
Net income	$858,839	$624,964
Dividends accrued and discount accreted on preferred Shares (Note 11)	93,209	101,467
Net income available to common shareholders	$765,630	$523,497
Basic earnings per share (Notes 2 and 6)	$0.27	$0.19
Diluted earnings per share (Notes 2 and 6)	$0.27	$0.19

See notes to unaudited condensed consolidated financial statements.
5

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011

Net Income	$858,839	$624,964

Other Comprehensive Loss:

Unrealized Gains (Losses) on Investment Securities:
Unrealized holding gains (losses) arising during the period, net of income tax effects of $38,208 and ($417) for the quarters ended March 31, 2012 and 2011, respectively	(54,643)	596

Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of ($11,504) and $5,605 for the quarters ended March 31, 2012 and 2011, respectively	16,453	8,015

Other Comprehensive Income (Loss)	(71,096)	(7,419)

Total Comprehensive Income	$787,743	$617,545
6

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net income	$858,839	$624,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	225,000
Decrease in deferred loan origination fees, net	(8,496)	(51,408)
Depreciation	136,103	135,534
Gain on sale of available-for-sale investment securities, net	(27,957)	(13,620)
Amortization of premiums on investment securities, net	100,192	98,276
Increase in cash surrender value of bank-owned life insurance	(79,048)	(66,066)
Stock-based compensation expense	75,886	75,707
Provision for (benefit from) deferred income taxes	1,247,410	(469,558)
(Increase) decrease in accrued interest receivable and other assets	(469,224)	826,759
(Decrease) increase in accrued interest payable and other liabilities	(345,012)	101,190
Net cash provided by operating activities	1,488,693	1,486,778

Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	800,000	—
Purchases of available-for-sale investment securities	(7,363,788)	(9,230,699)
Proceeds from sales of available-for-sale investment securities	1,518,288	943,500
Proceeds from principal repayments from available-for-sale mortgage-backed securities	1,928,456	1,419,936
Net decrease in loans	7,568,040	12,258,565
Purchase of premises and equipment	(90,958)	(44,883)
Net cash provided by investing activities	4,360,038	5,346,419

Continued on next page.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Continued)

	For the Three Months
	Ended March 31,
	2012	2011

Cash Flows from Financing Activities:
Net decrease in noninterest-bearing and interest-bearing deposits	$(7,114,927)	$(1,092,800)
Net (decrease) increase in time deposits	(644,422)	3,486,611
Redemption of preferred stock	(8,085,000)	—
Cash dividends paid on preferred stock	(93,209)	(101,467)
Principal payments on short-term debt	(1,000,000)	(52,024)
Net cash (used in) provided by financing activities	(16,937,558)	2,240,320

(Decrease) increase in cash and cash equivalents	(11,088,827)	9,073,517
Cash and Cash Equivalents at Beginning of Year	60,421,044	32,667,967
Cash and Cash Equivalents at End of Period	$49,332,217	$41,741,484

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$314,163	$470,259
Income taxes	$60,000	$—

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

The Bank commenced operations in 1996 and currently operates branches in Visalia, Fresno, Woodlake and Tipton, and Tulare. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank’s participation in the FDIC Transaction Account Guarantee Program expired on December 31, 2011. The Dodd-Frank Act extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Under the Dodd-Frank Act, Negotiable Order of Withdrawal (“NOW”) accounts not paying more than 0.25% interest per annum are not included in the definition of non-interest bearing transaction accounts. These accounts and any other interest-bearing accounts will be insured based on the depositor’s ownership capacity, but not to exceed $250,000.

2.	BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company's consolidated financial statements and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2012 and December 31, 2011, the results of its operations for the three month periods ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the following disclosures are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

The investment portfolio consists entirely of investment securities that were classified as available for sale at date of acquisition. The Company has established investment policies that are designed primarily to manage interest rate and liquidity risk, and secondarily to achieve income. Each impaired investment security is evaluated quarterly for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government sponsored
entities and agencies	$5,759,534	$169,175	$(11,709)	$5,917,000
Mortgage-backed securities:
U.S. Government sponsored
entities and agencies	21,523,005	361,401	(32,406)	21,852,000
Small Business Administration	11,897,916	326,084	—	12,224,000
Obligation of states and
political subdivisions	19,185,291	563,710	(113,001)	19,636,000
	$58,365,746	$1,420,370	$(157,116)	$59,629,000

Net unrealized gains on available-for-sale investment securities totaling $1,263,254 were recorded, net of $519,829 in income taxes, as accumulated other comprehensive income within shareholders' equity at March 31, 2012. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended March 31, 2012 totaled $1,518,288 and $27,957, respectively. There were no investment securities sold at a loss during the three month period ended March 31, 2011.

	December 31, 2011
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

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized gains on available-for-sale investment securities totaling $1,384,062 were recorded, net of $569,541 in tax benefits, as accumulated other comprehensive income within shareholders' equity at December 31, 2011. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended March 31, 2011 totaled $943,500 and $13,620, respectively.

Investment securities with unrealized losses at March 31, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. government sponsored
entities and agencies	$-	$-	$639,000	$(11,709)	$639,000	$(11,709)
Mortgage-backed securities:
U.S. government sponsored
entities and agencies	6,092,000	(32,406)	—	—	6,092,000	(32,406)
Obligations of states
and political subdivisions	2,399,000	(71,314)	1,014,000	(41,687)	3,413,000	(113,001)
	$8,491,000	$(103,720)	$1,653,000	$(53,396)	$10,144,000	$(157,116)

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. government sponsored
entities and agencies	$-	$-	$691,000	$(6,841)	$691,000	$(6,841)
Mortgage-backed securities:
U.S. government agencies	5,580,000	(15,805)	—	—	5,580,000	(15,805)
Obligations of states
and political subdivisions	1,087,000	(5,480)	1,762,000	(45,497)	2,849,000	(50,977)
	$6,667,000	$(21,285)	$2,453,000	$(52,338)	$9,120,000	$(73,623)

Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As of March 31, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had other-than-temporary impairment (OTTI). When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $15,000.  Management also analyzed any securities that may have been down graded by credit rating agencies. For those bonds that were municipal debt securities, the Company conducted a search for any recent information relevant to the financial condition of the municipality and any applicable municipal bond insurance provider.

OTTI that is credit-related is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. An unrealized loss may eventually be realized if it is probable that either (1) the Company will not collect the entire contractual or estimated cash flow from that interest, or (2) the Company lacks the intent and ability to hold the interest until it is expected to recover. As discussed below, the Company’s impairment analysis as of March 31, 2012 resulted in all unrealized losses in the investment portfolio being recognized in other comprehensive income.

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S Government Sponsored Entities and Agencies

At March 31, 2012, the Company held 6 U.S. government sponsored entities and agencies of which one was in a loss position for more than twelve months and none were in a loss position for twelve months or less. Management believes the unrealized losses on the Company's investments in U.S. government securities were caused by interest rate increases and other market issues. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed Obligations

At March 31, 2012, the Company held 45 mortgage-backed securities of which 6 were in a loss position for less than twelve months and none were in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Obligations of States and Political Subdivisions

At March 31, 2012, the Company held 52 obligations of states and political subdivision securities of which 6 were in a loss position for less than twelve months and 4 were in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market. All of these securities have continued to pay as scheduled despite their impairment due to current market conditions and there has been no observable deterioration in the credit rating or financial performance of the underlying municipality that in the opinion of management would impact the ultimate repayment of the security.

Municipal securities with unrealized losses as of March 31, 2012 are summarized in the table below.

			Unrealized
	Book	Market	Gain		State		Moody’s	S&P
Description	Value	Value	(Loss)	Type	Issued	Issuer	Rating	Rating

Barstow USD	$410,416	$407,000	$(3,416)	GO	CA	MBIA	A1	NR
Big Bear Lake	489,202	472,000	(17,202)	REV	CA	AMBAC	NR	NR
Du Page County SD	599,464	576,000	(23,464)	GO	IL	AGC	Aaa	AA-
Eastern Sierra USD	261,690	261,000	(690)	GO	CA	MBIA	Baa2	A+
Grand Lakes Util Dist	568,735	538,000	(30,735)	GO	TX	AGM	Aa3	AA-
Gonzales USD	186,905	169,000	(17,905)	ZGO	CA	FSA	Aa3	AA+
Oroville ESD	379,580	373,000	(6,580)	ZGO	CA	FGIC	NR	A+
Fort Bragg CA USD	230,101	225,000	(5,101)	GO	CA	FGIC	NR	A
Wapakoneta SWR	399,908	392,000	(7,908)	REV	OH	AMBAC	NR	NR
	$3,526,001	$3,413,000	$(113,001)

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Management’s periodic evaluation of municipal investments includes a determination that a withdrawn rating (WR) or no rating (NR) by a rating agency is not attributable to increased credit risk. The Company has established risk parameters within its investment policy that limits the Company’s exposure to the municipal market and serves to promote diversification and low risk within the municipal segment of the portfolio. Municipal investment purchases are designed primarily to manage interest rate risk and secondarily to achieve income. In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. Therefore, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The amortized cost and estimated fair value of investment securities at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
After one year through five years	3,468,540	3,568,000
After five years through ten years	3,031,992	3,023,000
After ten years	18,444,293	18,962,000
	24,944,825	25,553,000
Investment securities not due at a single
maturity date:
Mortgage-backed securities	33,420,921	34,076,000

	$58,365,746	$59,629,000

There were $39,283,000 and $38,367,000 of investment securities pledged to secure public deposits at March 31, 2012 and December 31, 2011, respectively.

4.	LOANS

Outstanding loans are summarized below:

	March 31, 2012	December 31, 2011
Commercial	$36,070,081	$39,379,268
Real estate – mortgage	162,855,639	165,685,966
Real estate – construction	18,582,054	19,499,158
Agricultural	3,407,137	3,730,466
Consumer	1,866,362	2,051,455
	222,781,273	230,346,313

Deferred loan fees, net	(337,189)	(345,685)
Allowance for loan and lease losses	(5,471,758)	(5,468,758)
	$216,972,326	$224,531,870

Index

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the allocation of the allowance for loan and lease losses at March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 by portfolio segment and by impairment methodology:

As of and for the three months ended March 31, 2012

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses

Beginning balance:	$1,561,397	$640,051	$3,149,076	$72,914	$45,320	$5,468,758
Charge-offs Recoveries	3,000	—	—	—	—	3,000
Provision	—	—	—	—	—	—
Ending balance allocated to portfolio segments	$1,564,397	$640,051	$3,149,076	$72,914	$45,320	$5,471,758

Individually evaluated
for impairment	$390,218	$360,834	$470,139	$—	$—	$1,221,191
Collectively evaluated
for impairment	1,174,179	279,217	2,678,937	72,914	45,320	4,250,567
Total	$1,564,397	$640,051	$3,149,076	$72,914	$45,320	$5,471,758

Loans

Individually evaluated
for impairment	$2,432,708	$6,422,614	$2,696,085	$—	$—	$11,551,407

Collectively evaluated
for impairment	33,637,373	156,433,025	15,885,969	3,407,137	1,866,362	211,229,866
Total	$36,070,081	$162,855,639	$18,582,054	$3,407,137	$1,866,362	$222,781,273

As of and for the three months ended March 31, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses

Beginning balance:	$2,641,107	$608,792	$3,327,863	$80,781	$40,409	$6,698,952
Charge-offs Recoveries	6,899	—	—	—	—	6,899
Provision	125,467	89,277	13,213	(7,868)	4,911	225,000
Ending balance allocated to portfolio segments	$2,773,473	$698,069	$3,341,076	$72,913	$45,320	$6,930,851

Individually evaluated
for impairment	$2,404,831	$6,541,640	$2,932,310	$—	$—	$11,878,781
Collectively evaluated
for impairment	39,231,427	154,861,513	16,905,392	3,861,030	2,399,883	217,259,245
Total	$41,636,258	$161,403,153	$19,837,702	$3,861,030	$2,399,883	$229,138,026

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

As of December 31, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses

Individually evaluated
for impairment	$230,074	$169,013	$129,260	$—	$—	$528,347

Collectively evaluated
for impairment	1,331,323	471,038	3,019,816	72,914	45,320	4,940,411
Total	$1,561,397	$640,051	$3,149,076	$72,914	$45,320	$5,468,758

Loans

Individually evaluated
for impairment	$2,021,574	$6,086,817	$2,702,100	$—	$—	$10,810,491

Collectively evaluated
for impairment	37,357,694	159,599,149	16,797,058	2,051,455	3,730,466	219,535,822

Total	$39,379,268	$165,685,966	$19,499,158	$2,051,455	$3,730,466	$230,346,313

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

The following table shows the loan portfolio allocated by management's internal risk ratings at March 31, 2012 and December 31, 2011:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of March 31, 2012	Commercial	Real Estate - Mortgage	Real Estate - Construction	Agriculture	Consumer and Other	Total

Grade:
Pass	$26,910,207	$133,450,729	$9,098,422	$3,407,137	$1,617,837	$174,484,332
Watch	3,046,898	3,804,644	5,720,796	—	144,413	12,716,751
Special Mention	3,334,757	8,122,442	1,384,752	—	9,112	12,851,063
Substandard	2,777,027	17,477,824	2,378,084	—	95,000	22,727,935
Doubtful	1,192	—	—	—	—	1,192
Total	$36,070,081	$162,855,639	$18,582,054	$3,407,137	$1,866,362	$222,781,273

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2011	Commercial	Real Estate -Mortgage	Real Estate -Construction	Agriculture	Consumer and Other	Total

Grade:
Pass	$30,098,949	$140,475,243	$7,585,992	$3,730,466	$1,905,542	$183,796,192
Watch	713,005	479,319	8,107,973	—	145,913	9,446,210
Special Mention	5,335,791	7,486,780	1,381,626	—	—	14,204,197
Substandard	3,231,523	17,244,624	2,423,567	—	—	22,899,714
Doubtful	—	—	—	—	—	—
Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at March 31, 2012 and December 31, 2011:

	30-89 Days	90 Days and Still		Total
	Past Due	A ccruing	Nonaccrual	Past Due	Current	Total
As of March 31, 2012

Commercial:
Commercial and industrial	$—	$—	$1,008,989	$1,008,989	$17,615,601	$18,624,590
Commercial lines		—	—	—	14,896,377	14,896,377
Commercial guaranteed	—	—	—	—	2,549,114	2,549,114
Agricultural:
Agricultural	—	—	—	—	3,008,325	3,008,325
Agricultural capital assets	—	—	—	—	398,812	398,812
Real Estate-Construction:
Construction	—	—	—	—	12,432,077	12,432,077
Construction 1-4 family	—	—	556,172	556,172	2,129,747	2,685,919
Construction loan others		—	1,273,817	1,273,817	2,190,241	3,464,058
Mortgage-Real Estate:
Mortgage 1-4 family	200,000	—	85,782	285,782	9,439,887	9,725,669
Real Estate	757,893	—	2,828,244	3,586,137	143,602,250	147,188,387
Real Estate - Ag	—	—	—	—	2,849,123	2,849,123
Home equity loans		—	—	—	3,092,460	3,092,460
Consumer:
Auto	—	—	—	—	131,662	131,662
Consumer	—	—	—	—	157,726	157,726
Other	—	—	—	—	1,576,974	1,576,974
Total	$957,893	$—	$5,753,004	$6,710,897	$216,070,376	$222,781,273

	30-89 Days	90 Days and Still		Total
	Past Due	A ccruing	Nonaccrual	Past Due	Current	Total
As of December 31, 2011

Commercial:
Commercial and industrial	$121,350	$—	$1,005,338	$1,126,688	$18,370,667	$19,497,355
Commercial lines	—	—		—	17,900,083	17,900,083
Commercial guaranteed		—	—	—	1,981,830	1,981,830
Agricultural:
Agricultural	—	—	—	—	3,221,108	3,221,108
Agricultural capital assets	—	—	—	—	509,358	509,358
Real Estate-Construction:
Construction	—	—	—	—	13,323,442	13,323,442
Construction 1-4 family		—	556,172	556,172	1,735,736	2,291,908
Construction loan others	—	—	1,278,332	1,278,332	2,605,476	3,883,808
Mortgage-Real Estate:
Mortgage 1-4 family	200,000	—	—	200,000	10,062,785	10,262,785
Real Estate	218,970	—	2,806,286	3,025,256	145,824,876	148,850,132
Real Estate - Ag	—	—	—	—	2,889,375	2,889,375
Home equity loans	—	—	—	—	3,683,674	3,683,674
Consumer:
Auto	—	—	—	—	103,046	103,046
Consumer	9,112	—	—	9,112	347,664	356,776
Other	—	—	—	—	1,591,633	1,591,633
Total	$549,432	$—	$5,646,129	$6,195,560	$224,150,753	$230,346,313

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table shows information related to impaired loans as of and for the three month period ended March 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,801,893	$1,801,893	$—	$1,805,456	$13,510
Agriculture	—	—	—	—	—
Real estate - mortgage	5,102,579	4,547,946	—	6,039,600	31,629
Real estate - construction	1,310,303	1,273,817	—	1,310,972	—
Consumer and other	—	—	—	—	—
With an allowance recorded:
Commercial	$635,181	$630,814	$390,218	$672,899	$8,741
Agriculture	—	—	—	—	—
Real estate – mortgage	2,804,438	1,874,678	360,834	1,903,026	20,905
Real estate – construction	2,748,497	1,422,268	470,139	2,749,084	19,127
Consumer and other	—	—	—	—	—

Total:
Commercial	$2,437,074	$2,432,707	$390,218	$2,478,355	$22,251
Agriculture	—	—	—	—	—
Real estate – mortgage	7,907,017	6,422,624	360,834	7,942,626	52,534
Real estate – construction	4,058,800	2,696,085	470,139	4,060,056	19,127
Consumer and other	—	—	—	—	—

The following table shows information related to impaired loans as follows:

	As of December 31, 2011			For the three months ended March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$1,542,086	$1,542,086	$—	$1,542,086	$12,041
Agriculture	—	—	—	—	—
Real estate - mortgage	5,390,510	6,708,381	—	6,708,382	190,869
Real estate - construction	2,473,029	3,832,712	—	3,927,712	103,874
Consumer and other	—		—	—	—

With an allowance recorded:
Commercial	$479,488	$482,274	$230,074	$482,274	$25,444
Agriculture	—	—	—	—	—
Real estate – mortgage	696,307	722,848	169,013	722,847	14,994
Real estate – construction	229,071	229,071	129,260	229,070	2,942
Consumer and other	—	—	—	—	—

Total:
Commercial	$2,021,574	$2,024,360	$230,074	$2,024,360	$37,485
Agriculture	—	—	—	—	—
Real estate – mortgage	6,086,817	7,431,229	169,013	7,431,229	14,994
Real estate – construction	2,702,100	4,061,783	129,260	4,156,782	125,314
Consumer and other	—	—	—	—	—

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

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

Troubled Debt Restructurings

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months’ deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof. Of the thirteen loans identified as troubled debt restructures at March 31, 2012, three were granted deferral of principal payments, five had interest rate reductions and lengthened amortization, one had deferral of principal payment and a rate reduction, and four were concession loans priced below the assumed market rate. When a loan becomes a troubled debt restructure, it is normally placed in nonaccrual status until it is evident that the borrower will perform at the modified terms. The Company’s policy is to require satisfactory payments for a six month period before the loan will be considered for reinstatement to accrual status. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Management identifies the early onset of borrower financial difficulties via the utilization of various indicators. Chief of these indicators would simply be the review of the borrower’s repayment pattern. When repayment patterns begin to exhibit practices that are less than what is allowed within the contractual allowance, an indication of early difficulties emerges. If this pattern continues, the Bank will document collection efforts via on-site visits to the borrower’s premises whereby providing further, observable input into the borrower’s financial condition. Furthermore, the Bank makes a consistent practice to require the submission of periodic interim and annual financial information of the borrowers, guarantors and co-signors. This information is obtained to determine the borrower’s historical debt serviceability and to make judgments’ concerning future repayment. Should financial information be denied, the Bank will utilize various options to encourage compliance. If the financial information and repayment practices with other lenders remains uncollectible, the Bank will utilize the review of updated credit reports to determine debt levels.

A summary of loan modifications that meet the definition of troubled debt restructurings and the related reserves as of March 31, 2012 and December 31, 2011 is set forth below:

	March 31, 2012			December 31, 2011
	No. of Loans	Amount	Specific loan loss reserves	No. of Loans	Amount	Specific loan loss reserves

Nonperforming Loans	6	$2,905,351	$286,037	5	$2,031,624	$85,528
Performing Loans	7	2,214,615	573,128	6	1,809,850	273,806

Total troubled debt restructured loans	13	$5,119,966	$859,165	11	$3,841,474	$359,334

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructuring that occurred during the three month period ended March 31, 2012:

Modifications
During the Three Months ended March 31, 2012

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	2	$ 1,309,478	$ 1,309,478

A loan is considered to be in payment default once it is 90 days contractually for which there was a payment default that occurred during the period ended March 31, 2012. There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012.

The troubled debt restructuring described above did not increase the allowance for loan and lease losses and resulted in no net charge offs during the three months ended March 31, 2012.

Loans modified during the three month period ending March 31, 2012 that do not meet the definition of troubled debt restructures are summarized below:

March 31, 2012

Commercial	$2,382,340
Real Estate-Mortgage	154,754
Real Estate-Construction	891,457
Agricultural	560,000
Consumer and Other	9,112

Total	$3,997,663

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

Foregone interest on nonaccrual loans totaled $253,336 and $233,000 for the periods ended March 31, 2012 and 2011, respectively.

Index

7.	COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $32.7 million and $31.8 million and letters of credit of $475,000 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, consumer loan commitments, which are generally unsecured, represent approximately 7% of total commitments. Agricultural loan commitments represent approximately 8% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 64% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 21% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%. In addition, the majority of the Bank’s commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at March 31, 2012 or December 31, 2011.

8.	STOCK BASED COMPENSATION

The Company has two active share based compensation plans; the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”) for which 14,560 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements and the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (“Prior Plan”) for which 102,656 shares of common stock are reserved for issuance, however, no further grants may be made under this plan as it expired in February 2007. The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants. The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value. The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

In addition during the three-month period ended March 31, 2012 there were 23,461 incentive stock options and 57,500 non-qualified stock options granted to the Company’s officers and directors, respectively, at an average price of $8.40 per option. There were 10,500 options granted during the three-month period ended March 31, 2011, at an average price of $7.81 per option.

The fair value of each incentive and non-qualified stock option award granted is estimated on the grant date using the Black-Scholes option pricing model. Fair values of the stock options issued during the three months ended March 31, 2012 and 2011 are based on the weighted-average assumptions shown in the table below.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Dividend yield	N/A		N/A
Expected option life	9.28	years	8.83	years

Expected volatility	50.4%		46.9%
Risk-free interest rate	0.84%		1.23%
Weighted average fair value of
options granted	$4.81		$5.02

Index 8. STOCK BASED COMPENSATION (Continued)

The expected life of awards granted represents the period of time that awards are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense is recognized over the vesting period on a straight line accounting basis. Compensation cost related to stock options recognized in operating results was $59,364 and $58,121 for the three month periods ended March 31, 2012 and 2011, respectively. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows. There were no excess tax benefits during the periods ended March 31, 2012 or 2011.

The following table summarizes information about stock option activity for the three months ended March 31, 2012:

	For the Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Incentive:
Options outstanding at January 1, 2012	45,631	$11.12
Options granted	23,461	8.46
Options exercised	—	—
Options expired	—	—
Options outstanding at March 31, 2012	69,092	10.21	6.38 years	$43,882	(1)
Options vested or expected to vest After March 31, 2012	50,934	10.22	5.96 years	$32,339	(1)
Options exercisable at March 31, 2012	47,097	10.42	5.23 years	$29,374	(1)

Nonstatutory:
Options outstanding at January 1, 2012	68,554	$10.62
Options granted	57,500	8.38
Options exercised	—	—
Options expired	—	—
Options outstanding at March 31, 2012	126,054	9.60	6.39 years	$94,716	(1)
Options vested or expected to vest after March 31, 2012	90,785	9.60	6.43 years	$68,215	(1)
Options exercisable at March 31, 2012	87,770	9.98	4.87 years	$61,301	(1)

(1) 40,052 non-statutory options and 38,255 incentive options are excluded from intrinsic value from table above because the exercise price is greater than the stock price at March 31, 2012.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2012. There were no options exercised during the three months ended March 31, 2012 and 2011. There were no shares of restricted stock issued during the three months ended March 31, 2012 and 1,050 during the 2011 period. There were 80,961 options granted and 10,500 options granted during the periods ended March 31, 2012 and 2011, respectively. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $320,998 and $58,121, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of March 31, 2012, there was $345,398 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be realized over a weighted average period of 1.45 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months
	Ended March 31,
	2012	2011
Net Income:
Net income	$858,839	$624,964
Less: Dividends accrued and discounts
accreted on preferred shares	(93,209)	(101,467)
Net income allocated to common
shareholders	$765,630	$523,497
Earnings Per Share:
Basic earnings per share	$0.27	$0.19
Diluted earnings per share	$0.27	$0.19
Weighted Average Number of Shares Outstanding:
Basic shares	2,784,593	2,762,517
Diluted shares	2,789,106	2,769,432

All earnings per share and weighted-average share amounts in the above table have been restated to reflect the 5% stock dividend in June 2011. There were 78,307 options excluded from the computation of diluted earnings per share for the three month period ended March 31, 2012, and 99,584 excluded from the computation of diluted earnings per share for the three month period ended March 31, 2011, respectively, as they were identified as anti-dilutive.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2012.

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

On March 21, 2012, the Company repurchased all of the Series B and Series C Preferred stock from the Treasury for a total of $8,126,965, which includes the redemption amount of $8,085,000 plus accrued but unpaid dividends of $41,965. The repurchase of the Preferred shares terminated the Company’s continuing obligations under the Purchase Agreement.

12.	Fair Value Measurement

The Company measures fair value under the fair value hierarchy described below.

Level 1: Quoted prices for identical instruments traded in active exchange markets.

Level 2: Quoted prices (unadjusted) for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3: Model based techniques that use one significant assumption not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.

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

Index 12. FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$5,917,000	$—	$5,917,000	$—
Mortgage-backed securities:
U.S. Government sponsored agencies - residential	21,852,000	—	21,852,000	—
Small Business Administration	12,224,000	—	12,224,000	—
Obligations of states and political subdivisions	19,636,000	—	19,636,000	—
Total assets measured at fair value	$59,629,000	$—	$59,629,000	$—

	December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$6,038,000	$—	$6,038,000	$—
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	18,017,000	—	18,017,000	—
Small Business Administration	12,630,000	—	12,630,000	—
Obligations of states and political subdivisions	20,020,000	—	20,020,000	—
Total assets measured at fair value	$56,705,000	$—	$56,705,000	$—

Index 12. FAIR VALUE MEASUREMENT (Continued)

During the three month period ended March 31, 2012 and year ended December 31, 2011, there were no transfers in or out of Levels 1, 2, or 3.

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

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2012 or December 31, 2011.

Assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans at:
Commercial	$1,697,000	$—	$—	$1,697,000	$(173,000)
Real estate – mortgage	1,879,000	—	—	1,879,000	(179,000)
Real estate - construction	953,000	—	—	953,000	(341,000)
Other real estate owned	1,141,000			1,141,000	—
	$5,670,000	$—	$—	$5,670,000	$(693,000)

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans at:
Commercial	$1,848,000	$—	$—	$1,848,000	$(397,000)
Real estate – mortgage	1,917,000	—	—	1,917,000	(227,000)
Real estate - construction	1,295,000	—	—	1,295,000	(61,000)
Other real estate owned	1,141,000	—	—	1,141,000	—
	$6,201,000	$—	$—	$6,201,000	$(685,000)

Index 12. FAIR VALUE MEASUREMENT (Continued)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3. The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals. Certain impaired loans with current appraisals have been discounted to liquidation value through additional market research of comparable properties, but are still included in Level 3 due to the inherent uncertainty of the appraisal process. Impaired loans that were included in Level 2 prior to 2012 would now be included in Level 3 based on this rationale. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income. The recorded investment in impaired loans was $5,750,000 and $5,588,000 with a valuation allowance of $1.2 million and $528,000 at March 31, 2012 and December 31, 2011, respectively.

Other real estate owned (OREO) consists of assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The Company foreclosed on one commercial property in December 31, 2011, resulting in $1,140,547 in other real estate owned at March 31, 2012 and December 31, 2011.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by management of the Company. Upon receipt of an appraisal, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of comparable properties that have been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. The most common adjustment to reported appraised values are discounts linked to the estimated decline in value over the passage of time since the last appraisal. Historically the discount factor has ranged from 5% to 30% with the weighted average adjustment for these unobservable inputs at March 31, 2012 being 24%

The Company did not change the methodology used to determine fair value for any financial instruments during 2012. There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended March 31, 2012.

Index 12. FAIR VALUE MEASUREMENT (Continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)		Fair Value Measurements at March 31, 2012 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$49,332,217	$49,332,217	$—	$—	$49,332,217
Investment securities	59,629,000	—	59,629,000	—	59,629,000
Loans, net	216,972,326	—	—	213,498,156	213,498,156
FHLB stock	1,456,300	—	—	—	N/A
Accrued interest receivable	1,122,742	—	388,581	734,161	1,122,742
Financial liabilities:
Deposits	$308,118,019	$237,811,360	$70,407,089	$—	$308,218,449
Junior subordinated deferrable
interest debentures	3,093,000	—	—	804,180	804,180
Accrued interest payable	50,974	2,054	20,979	27,941	50,974

(Dollars in thousands)		Fair Value Measurements at December 31, 2011 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$60,421,044	$60,421,044	$—	$—	$60,421,044
Investment securities	56,705,000	—	56,705,000	—	50,705,000
Loans, net	224,531,870	—	—	221,237,510	221,237,510
FHLB stock	1,456,300	—	—	—	N/A
Accrued interest receivable	1,202,043	—	428,113	773,930	1,202,043
Financial liabilities:
Deposits	$315,877,369	$244,932,850	$71,051,511	$—	$315,984,361
Junior subordinated deferrable
interest debentures	3,093,000	—	—	804,180	804,180
Accrued interest payable	81,669	1,927	22,265	57,477	81,669

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Investment securities: Fair values for securities available for sale are generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Index 12. FAIR VALUE MEASUREMENT (Continued)

FHLB stock: It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability.

Deposits: The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market account) are, by definition, equal to the carrying amount at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Junior subordinated deferrable interest debentures: The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued interest receivable/payable: The fair value of accrued interest receivable and payable is based on the fair value hierarchy of the related asset or liability.

Commitments to extend credit and letters of credit: The fair value of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not presented. Commitments to extend credit are primarily for variable rate loans and letters of credit.

Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Those estimates that are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision are included in Level 3. Changes in assumptions could significantly affect the fair values presented.

13.	RECENT ACCOUNTING DEVELOPMENTS

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 12.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The implementation of the amended accounting guidance changed the presentation of the components of comprehensive income for the Company from a component of the consolidated statement of shareholder’s equity to a separate statement following the consolidated statement of income.

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

The Company earned net income of $859,000, or $0.27 per diluted share for the three months ended March 31, 2012, compared to $625,000 or $0.19 per diluted share for the three months ended March 31, 2011. The annualized return on average assets was 0.98% for the three months ended March 31, 2012 and 0.73% for the same period of 2011. The annualized return on average common shareholders’ equity for the three month periods ended March 31, 2012 and 2011 was 8.19% and 6.48%, respectively. The increase in earnings was primarily due to decreases in the provision for loan losses and FDIC assessment insurance.

At March 31, 2012, the Company’s total assets were $350.1 million, a $16.5 million decrease or 4% from total assets of $366.5 million at December 31, 2011, and an increase of $5.6 million or 2% compared to March 31, 2011. Total loans, net of the allowance for loan and lease losses, were $217.0 million at March 31, 2012, a decrease of $7.6 million or 3% compared to December 31, 2011, and a decrease of $4.9 million or 2% compared to March 31, 2011. The decline in loan volume in both periods was primarily attributable to loan paydowns and fewer opportunities for commercial real estate mortgage lending due to slow economic growth.

Total deposits were $308.1 million at March 31, 2012, a decrease of $7.8 million or 2% from total deposits of $315.9 million at December 31, 2011, and an increase of $11.4 million or 4% compared to March 31, 2011. The decline in deposits from year end resulted from the expected seasonal outflow of non-interest bearing deposits that were received in December of the prior year. The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources.

At March 31, 2012, the Company’s Leverage Ratio was 10.6% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 15.0% and 16.3%, respectively. At December 31, 2011, the Company’s Leverage Ratio was 13.1% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 17.6% and 18.9%, respectively. The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital Ratios at March 31, 2011 were 12.2%, 17.0%, and 18.2%, respectively. The Company’s capital ratios decreased during the three months ended March 31, 2012 primarily due to the repurchase of $8.1 million of preferred stock issued under the U.S. Treasury’s Capital Purchase Program offset by net income earned during the period.

Index

Results of Operations for the Three Months Ended March 31, 2012

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs Three Months ended March 31,
	2012			2011
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$38,030	$25	0.26%	$32,304	$20	0.25%
Available-for-sale investment securities:
Taxable	37,244	189	2.04%	36,730	208	2.30%
Exempt from Federal income taxes (1)	18,772	223	7.24%	14,922	153	6.30%
Total securities (1)	56,016	412	3.78%	51,652	361	3.45%
Loans (2) (3)	224,832	3,297	5.90%	233,277	3,512	6.11%
Total interest-earning assets (1)	318,878	3,734	4.85%	317,233	3,893	5.08%

Noninterest-earning assets, net of allowance for loan losses	34,299			29,385
Total assets	$353,177			$346,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$120,708	$118	0.39%	$124,301	$153	0.50%
Time deposits less than $100,000	20,945	38	0.73%	22,248	56	1.02%
Time deposits $100,000 or more	49,979	97	0.78%	61,307	188	1.24%
Total interest-bearing deposits	191,632	253	0.53%	207,856	397	0.77%
Long-term debt	22	—	-%	2,530	32	5.13%
Junior subordinated deferrable interest debentures	3,093	30	3.90%	3,093	28	3.67%
Total interest-bearing liabilities	194,747	283	0.58%	213,479	457	0.87%

Noninterest bearing deposits	111,563			90,373
Other liabilities	4,713			3,637
Total liabilities	311,023			307,489
Shareholders’ equity	42,154			39,129
Total liabilities and shareholders’ equity	$353,177			$346,618

Net interest income and margin (1)		$3,451	4.50%		$3,436	4.49%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $253,000 and $233,000 in foregone interest on nonaccrual loans for the three months ended March 31, 2012 and 2011, respectively.
(3)	Interest income on loans includes amortized loan fees, net of costs, of $122,000 and $123,000 for 2012 and 2011, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended March 31, 2012 and 2011.

Changes in net interest income due to changes in volumes and rates

	Three months ended March 31, 2012 vs.
	March 31, 2011 due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$4	$1	$5
Investment securities
Taxable	3	(22)	(19)
Exempt from Federal income taxes	60	10	70
Total securities	63	(12)	51
Loans	(128)	(87)	(215)
Total interest income	(61)	(98)	(159)

Decrease in interest expense:
Other interest-bearing deposits	(4)	(31)	(35)
Time deposits less than $100,000	(3)	(15)	(18)
Time deposits $100,000 or more	(35)	(56)	(91)
Total interest-bearing deposits	(42)	(102)	(144)
Long-term debt	(32)	—	(32)
Junior subordinated deferrable interest debentures	—	2	2
Total interest expense	(74)	(100)	(174)
Increase (decrease) in net interest income	$13	$2	$15

(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.5 million for the three-month period ended March 31, 2012 compared to $3.4 million for the same period of 2011, an increase of $15,000 or 0.4%. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $13,000 and changes in interest rates on these same accounts caused net interest income to increase by $2,000.

The increase in net interest income was caused by a reduction in the Company’s cost of funds and volume of interest-bearing liabilities. This was offset by decreases in both average loan volume and declining yields on loans and investment securities. The average rate paid on interest-bearing liabilities was 0.58% in the 2012 period compared to 0.87% in the 2011 period, a reduction of 29 basis points. Average total interest-bearing liabilities in the 2012 period decreased by $18.7 million or 9% compared to the 2011 period. This included a decrease of $12.6 million or 15% in average time deposits due to the payoff of brokered time deposits and maturing time deposits that were not renewed, and a $2.5 million or 99% decrease in the Company’s average long-term debt due to scheduled maturities.

Total interest income decreased from $3.9 million for the three-months ended at March 31, 2011 to $3.7 million for the three-months ended at March 31, 2012, a decrease of $159,000 or 4%. The primary cause for the decline in total interest income was reduction in the average loan volume during the quarter. The Company’s interest income from loans decreased by $215,000 due to an $8.4 million decrease in average loan volume. The average yield on loans decreased from 6.11% in the 2011 period to 5.90% in the 2012 period. The average yield on interest earning assets decreased from 5.08% in the 2011 period to 4.85% in the 2012 period. The yield on investment securities increased from 3.45% in the 2011 period to 3.78% in the 2012 period due to a $4.4 million or 8% increase in average volume. This caused earnings on investment securities to increase by $51,000 or 14%.

The Company’s net interest margin on a taxable equivalent basis increased 1 basis point from 4.49% in the three-month period ended March 31, 2011 to 4.50% in the three-month period ended March 31, 2012. The increase in the Company’s net interest margin was primarily attributable to the average cost of funds decreasing at a greater rate than average asset yields.

Index

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was no loan loss provision recorded during the three months ended March 31, 2012 compared to a $225,000 provision for the three-month period ended March 31, 2011. Management determined the provision for loan losses for the period ended March 31, 2012 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans. See the sections below titled “Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended March 31, 2012 and 2011 totaled $359,000 and $327,000, respectively, an increase of $32,000 or 10%. The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended March 31,
(in thousands)	2012	2011	Increase (Decrease)
Service charges	$179	$169	$10
Gain on sale of available-for-sale investment securities, net	28	14	14
Mortgage loan brokerage fees	6	22	(16)
Earnings on cash surrender value of life insurance policies	86	72	14
Other	60	50	10
Total non-interest income	$359	$327	$32

Service charges increased by $10,000 due to increased service and analysis charges. Mortgage loan brokerage fees decreased by $16,000 due to fewer underwriting opportunities and continuations of strict secondary market conditions. Gain on sale of investment securities increased by $14,000 as the Company executed planned investment strategies. Earnings on cash surrender value of life insurance policies increased $14,000 due to the purchase of an additional policy in 2011.

Non-Interest Expense

For the quarter ended March 31, 2012 and 2011, non-interest expense totaled $2.5 million and $2.6 million, respectively, a decrease of $46,000 or 2%. Salaries and employee benefits expense increased by $135,000 or 9% to $1.6 million due to new hires and stock option compensation expense recorded during the quarter. This was offset by a $16,000 or 16% decrease in operation expenses and a $139,000 or 81% decrease in FDIC insurance assessments. The decline in FDIC insurance expense relates to a decline in the rate charged to the Bank by the FDIC. Effective April 1, 2011, the FDIC insurance assessment rules changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules changed the assessment base from total deposits to average total assets less tangible capital, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums.

Index

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2012 and 2011:

Non-interest expense

	Three Months ended March 31,
(in thousands)	2012	2011	Increase (Decrease)
Salaries and employee benefits	$1,585	$1,450	$135
Occupancy and equipment	322	321	1
Other real estate owned	(7)	—	(7)
Data processing	159	166	(7)
Operations	82	98	(16)
Professional and legal	94	103	(9)
Advertising and business development	52	51	1
Telephone and postal	59	64	(5)
Supplies	46	46	—
Assessment and insurance	33	172	(139)
Other expenses	104	104	—
Total non-interest expense	$2,529	$2,575	$(46)

Provision for Income Taxes

The provision for income taxes for the three-month periods ended March 31, 2012 and 2011 was $422,000 and $337,000, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 32.9%, and 35.0%, respectively. The decrease in the effective tax rate was primarily due to increases in revenues from tax exempt sources.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	March 31, 2012
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government sponsored entities and agencies	$5,760	$169	$(12)	$5,917
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	21,523	361	(32)	21,852
Small Business Administration	11,898	326	—	12,224
Obligations of states and political subdivisions	19,185	564	(113)	19,636
Total	$58,366	$1,420	$(157)	$59,629

	December 31, 2011
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government sponsored entities and agencies	$5,868	$177	$(7)	$6,038
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	17,680	352	(15)	18,017
Small Business Administration	12,345	285	—	12,630
Obligations of states and political subdivisions	19,428	644	(52)	20,020
Total	$55,321	$1,458	$(74)	$56,705

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	March 31, 2012		December 31, 2011
Commercial	$36,070	16%	$39,379	17%
Real estate – mortgage (1)	162,856	73	165,686	72
Real estate – construction	18,582	8	19,499	8
Agricultural	3,407	2	3,730	2
Consumer and other	1,866	1	2,051	1
Subtotal	222,781	100%	230,346	100%
Deferred loan fees, net	(337)		(346)
Allowance for loan and lease losses	(5,472)		(5,469)
Total loans, net	$216,972		$224,532

(1) Consists primarily of commercial mortgage loans.

During the three months ended March 31, 2012, loans mostly declined in the categories of commercial and real-estate mortgage. The decline in loans was due to the volume of normal loan paydowns exceeding the volume of new loans originated by the Company and strong competition for quality loans in the Company’s target markets.

Nonperforming Assets

Non-performing loans at March 31, 2012 were comprised of eleven customer relationships in nonaccrual status. Nonperforming loans increased during 2012 due to the transfer of two real estate mortgage loans and one commercial loan to nonaccrual status.

A summary of nonperforming assets is set forth below:

	March 31, 2012	December 31, 2011	March 31, 2011
(dollars in thousands)
Nonperforming loans	$5,753	$5,646	$7,185
Loans past due 90 days or more and
still accruing	—	—	—
Total nonperforming loans	$5,753	$5,646	$7,185

Other real estate owned	$1,141	$1,141	$—
Other vehicles owned	—	—	—
Total nonperforming assets	$6,894	$6,787	$7,185

Specific loss reserve	$1,221	$528	$2,004
% of nonperforming assets to total loans	3.09%	2.95%	3.24%
Nonperforming loans to total loans	2.65%	2.51%	3.24%
Nonperforming assets to total assets	1.97%	1.85%	2.09%

Index

Composition of Nonaccrual, Past Due and Restructured Loans

A summary of nonaccrual, restructured and past due loans is set forth below:

	March		December
	2012	2011	2011
Nonaccrual	$2,847,653	$3,332,582	$3,614,505
Restructured nonaccrual loans	2,905,351	3,852,525	2,031,624
	$5,753,004	$7,185,107	$5,646,129

Nonaccrual loans to total loans	2.65%	3.24%	2.51%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full. At March 31, 2012, the recorded investment in twenty-five loans spread among twenty customer relationships that were considered to be impaired totaled $11.6 million. The specific allowance for loan losses for impaired loans at March 31, 2012 totaled $1.2 million. At December 31, 2011, the recorded investment in nineteen loans spread among fifteen customer relationships that were considered to be impaired totaled $10.8 million. The specific allowance for loan losses for impaired loans at December 31, 2011 totaled $528,000. The reduction in impaired loans was due to normal principal repayments during the three months ended March 31, 2012. The portion of the ALLL relating to specific impaired loans was $1.2 million at March 31, 2012 and $528 thousand at December 31, 2011.

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

The allowance for loan and lease losses totaled $5.5 million or 2.46% of total loans at March 31, 2012. This compared to $6.9 million or 3.03% of total loans at March 31, 2011 and $5.5 million or 2.38% at December 31, 2011. The Company recorded $3,000 in recoveries during the three months ended March 31, 2012 compared to recoveries of $7,000 during the three months ended March 31, 2011, and net charge-offs of $1.8 million during the twelve months ended December 31, 2011.

During the quarter ended March 31, 2012, management identified approximately $741,000 in loans from non-impaired to impaired status. The transfer of these loans to impaired status resulted in an individual evaluation of impairment and a corresponding increase in the allowance for loan and lease losses related to impaired loans of $187,000. In addition, the loan loss allowance related to loans previously identified as impaired increased by $506,000 due to continued deterioration in collateral. In addition, management’s analysis of loans collectively reviewed for impairment resulted in a decrease in the allowance for loan and lease losses of approximately $690,000 due to; a reduction in the volume of total loans, and certain historical charge-offs recorded prior to 2009 no longer being included in the Company’s twelve quarter historical loss analysis. As a result, no additional provision for loan losses was required during the quarter ended March 31, 2012.

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

Index

The following table summarizes the changes in the allowance for loan and lease losses for the periods indicated:

Changes in allowance for loan and lease losses

	Three Months Ended	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2012	March 31, 2011	December 31, 2011

Balance at beginning of period	$5,469	$6,699	$6,699
Charge-offs:
Commercial and agricultural	—	—	(1,603)
Real estate mortgage	—	—	(158)
Real estate construction	—	—	(192)
Consumer	—	—	—
Total charge-offs	—	—	(1,953)
Recoveries:
Commercial and agricultural	3	7	23
Real estate mortgage	—	—	100
Real estate construction	—	—	—
Consumer	—	—	—
Total recoveries	3	7	123
Net recoveries/(charge-offs)	3	7	(1,830)
Provision for loan losses	—	225	600
Balance at end of period	$5,472	$6,931	$5,469
Net charge-offs to average loans outstanding	0.001%	0.003%	-0.786%
Average loans outstanding	$225,171	$233,647	$232,698
Ending allowance to total loans outstanding	2.46%	3.03%	2.38%

Premises and Equipment

	March 31, 2012	December 31, 2011

Furniture and equipment	$3,305,429	$3,301,573
Premises	6,115,354	6,115,354
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379

Less accumulated depreciation and amortization	(2,966,673)	(2,917,672)
Total	$8,122,831	$8,167,976

Depreciation and amortization expense included in occupancy and equipment expense totaled $136,103 and $135,534 for the three-month period ended March 31, 2012 and 2011, respectively.

Index

Deposits

Total deposits were $308.1 million at March 31, 2012, a $7.8 million or 2% decrease from the December 31, 2011 total of $315.9 million. Interest-bearing deposits increased by $7.8 million or 7% and time deposits decreased by $645,000 or 1%, respectively, during the three month period ended March 31, 2012. There were no brokered deposits at March 31, 2012 or December 31, 2011.

Total deposits at March 31, 2012 and December 31, 2011 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	March 31, 2012		December 31, 2011
Non-interest bearing	$113,512	37%	$128,453	41%
Interest bearing	124,199	40	116,372	37
Time deposits	70,407	23	71,052	22
Total	$308,118	100%	$315,877	100%

Federal Home Loan Bank Borrowings

The Company has utilized borrowings from the FHLB during periods when market conditions for growing the deposit base were unfavorable and for risk management purposes. At March 31, 2012, the Company had no outstanding fixed rate debt from the Federal Home Loan Bank compared to $1.0 million at December 31, 2011. The remaining principal balance of debt matured in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003. The $3.0 million of junior subordinated deferrable interest debentures at March 31, 2012 was unchanged from December 31, 2011. The rate of interest paid on these debentures was 3.90% at March 31, 2012 compared to 3.65% at December 31, 2011.

Capital Resources

The Company’s shareholders’ equity was $35.2 million at March 31, 2012 and $42.5 million at December 31, 2011. The decrease resulted primarily from the $8.1 million repurchase of preferred stock that had been issued under the United States Treasury Capital Purchase Program in 2009 offset by net income of $859,000 for the three months ended March 31, 2012.

Management considers capital needs as part of its strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s Risk-Based Capital Ratios as of March 31, 2012 and December 31, 2011:

Capital and capital adequacy ratios

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$37,447	10.6%	$44,691	13.1%
Minimum regulatory requirement	$14,127	4.0%	$13,626	4.0%

Valley Business Bank	$37,273	10.6%	$44,648	13.1%
Minimum requirement for “Well-Capitalized” institution	$17,659	5.0%	$17,032	5.0%
Minimum regulatory requirement	$14,122	4.0%	$13,621	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$37,447	15.0%	$44,691	17.6%
Minimum regulatory requirement	$9,979	4.0%	$10,145	4.0%

Valley Business Bank	$37,273	15.0%	$44,648	17.6%
Minimum requirement for “Well-Capitalized” institution	$14,969	6.0%	$15,214	6.0%
Minimum regulatory requirement	$9,979	4.0%	$10,142	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$47,083	16.3%	$45,060	18.9%
Minimum regulatory requirement	$19,959	8.0%	$20,290	8.0%

Valley Business Bank	$46,904	16.2%	$44,931	18.9%
Minimum requirement for “Well-Capitalized” institution	$24,949	10.0%	$25,356	10.0%
Minimum regulatory requirement	$19,959	8.0%	$20,285	8.0%

Index

Capital Resources (continued)

At March 31, 2012 and December 31, 2011, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation. At March 31, 2012 and December 31, 2011, $3.0 million of trust securities was included in Tier 1 Capital.

On March 21, 2012, pursuant to the American Recovery and Reinvestment Act of 2009 and following receipt of all necessary regulatory approvals, the Company repurchased the Series B and Series C Preferred Stock which was sold to the United States Department of Treasury in January 2009. The purchase price was $8,085,000 comprised of 7,700 shares of Series B Preferred Stock at $1,000 per share and 385 shares of Series C Preferred Stock at $1,000 per share. The Company had no preferred stock remaining after the transaction and made a pro-rated final dividend payment of $41,965 on the transaction date. The amount of preferred stock issued to the Treasury represented approximately 3% of the Company’s risk adjusted assets and served as Tier 1 capital. Accordingly, the impact to the Company’s risk-based capital ratios at March 31, 2012 is a decrease of 260 basis points.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 could materially affect its business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4 – MINE SAFTEY DISCLOSURES

Not applicable to the Company’s operations as a financial institution.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP

Date: May 15, 2012	By:	/s/ Allan W. Stone
Allan W. Stone, President and Chief Executive Officer

Date: May 15, 2012	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer and Chief Operating Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

