Form 10-Q
period 2012-06-30
Valley Commerce Bancorp
filed 2012-08-14
CIK 1302244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP

(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock was 2,784,593 as of August 14, 2012.

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

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2012	December 31, 2011

Assets
Cash and due from banks	$44,630,469	$60,421,044
Available-for-sale investment securities, at fair value (Notes 3 and 11)	57,149,000	56,705,000
Loans, less allowance for loan and lease losses of $5,275,733 at June 30, 2012 and $5,468,758 at December 31, 2011 (Note 4, 5, and 11)	219,515,598	224,531,870
Bank premises and equipment, net	8,036,642	8,167,976
Cash surrender value of bank-owned life insurance	7,847,247	7,693,480
Other real estate owned	1,505,047	1,140,547
Accrued interest receivable and other assets	7,052,288	7,860,783
Total assets	$345,736,291	$366,520,700
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$106,042,180	$128,453,106
Interest-bearing	196,715,470	187,424,263
Total deposits	302,757,650	315,877,369
Accrued interest payable and other liabilities	3,779,943	4,044,919
Short-term debt	—	1,000,000
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	309,630,593	324,015,288
Commitments and contingencies (Note 6)
Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – none at June 30, 2012 and 7,700 shares class B and 385 shares class C at December 31, 2011 (Note 4)	—	7,898,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,784,593 shares at June 30, 2012 and December 31, 2011	27,657,558	27,534,291
Retained earnings	7,618,261	6,257,800
Accumulated other comprehensive income, net of taxes (Note 3)	829,879	814,521
Total shareholders’ equity	36,105,698	42,505,412
Total liabilities and shareholders’ equity	$345,736,291	$366,520,700

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest Income:
Interest and fees on loans	$3,276,640	$3,421,278	$6,573,562	$6,933,030
Interest on investment securities:
Taxable	184,021	263,475	372,855	470,937
Exempt from Federal income taxes	185,087	170,552	408,663	323,693
Interest on deposits in banks	20,055	13,634	44,909	33,933
Total interest income	3,665,803	3,868,939	7,399,989	7,761,593
Interest Expense:
Interest on deposits	248,974	383,019	502,106	780,587
Interest on term debt	—	30,916	168	62,709
Interest on junior subordinated deferrable interest debentures	29,513	27,989	59,681	55,842
Total interest expense	278,487	441,924	561,955	899,138
Net interest income before provision for loan losses	3,387,316	3,427,015	6,838,034	6,862,455
Provision for loan losses	—	—	—	225,000
Net interest income after provision for loan losses	3,387,316	3,427,015	6,838,034	6,637,455
Non-Interest Income:
Service charges	174,994	177,203	353,667	346,298
Gain on sale of available-for-sale investment securities, net	124,267	23,846	152,224	37,466
Mortgage loan brokerage fees	15,002	7,336	21,002	29,119
Earnings on cash surrender value of life insurance policies	81,688	73,391	167,644	145,842
Other	65,321	51,942	125,406	101,772
Total non-interest income	461,272	333,718	819,943	660,497
Non-Interest Expense:
Salaries and employee benefits	1,441,762	1,322,843	3,027,416	2,772,998
Occupancy and equipment	317,084	348,323	637,977	669,786
Other	771,327	813,285	1,394,330	1,617,922
Total non-interest expense	2,530,173	2,484,451	5,059,723	5,060,706
Income before provision for income taxes	1,318,415	1,276,282	2,598,254	2,237,246
Provision for income taxes	426,000	417,000	847,000	753,000
Net income	$892,415	$859,282	$1,751,254	$1,484,246
Dividends accrued and discount accreted on preferred shares (Note 10)	$—	$106,053	$93,209	$207,519
Net income available to common shareholders	$892,415	$753,229	$1,658,045	$1,276,727
Cash dividends per share	$.04	$—	$.04	$—
Basic earnings per share (Note 8)	$0.32	$0.27	$0.60	$0.46
Diluted earnings per share (Note 8)	$0.32	$0.27	$0.59	$0.46

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net Income	$1,751,254	$1,484,246	$892,415	$859,282
Other Comprehensive Income:
Unrealized Gains on Investment Securities:
Unrealized holding gains arising during the period, net of income tax expense of $73,380 and $400,344 for the six months ended June 30, 2012 and 2011, respectively and 134,596 and 399,927 for the quarters ended June 30, 2012 and 2011, respectively.	104,942	572,545	137,590	578,937
Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $62,640 and $15,417 for the six months ended June 30, 2012 and 2011, respectively and 74,144 and $9,812 for the quarters ended June 30, 2012 and 2011, respectively.	89,584	22,049	51,136	21,022
Other Comprehensive Income	15,358	550,496	86,454	557,915
Total Comprehensive Income	$1,766,612	$2,034,742	$978,869	$1,417,197

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,751,254	$1,484,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	225,000
Decrease in deferred loan origination fees, net	(7,767)	(72,061)
Depreciation	273,362	272,395
Gain on sale of available-for-sale investment securities, net	(152,224)	(37,466)
Amortization of premiums on investment securities, net	254,095	201,877
Increase in cash surrender value of bank-owned life insurance	(153,767)	(133,338)
Stock-based compensation expense, net	123,267	84,219
Loss (gain) on disposition of premises and equipment	517	(158)
(Increase) decrease in accrued interest receivable and other assets	(487,156)	409,834
Increase (decrease) in accrued interest payable and other liabilities	962,336	(65,822)
Net cash provided by operating activities	2,563,917	2,368,726
Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	1,075,000	20,000
Proceeds from sales of available-for-sale investment securities	3,558,372	5,910,430
Purchases of available-for-sale investment securities	(9,163,522)	(16,341,087)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	4,010,376	2,608,669
Redemption (purchase) of Federal Home Loan Bank Stock, net	57,600	(95,600)
Net decrease in loans	4,659,539	2,118,836
Purchase of premises and equipment	(143,545)	(93,461)
Proceeds from sale of premises and equipment	1,000	600
Net cash provided by (used in) investing activities	4,054,820	(5,871,613)

Continued on next page.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Continued)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows from Financing Activities:
Net decrease in noninterest-bearing and interest-bearing deposits	$(11,417,876)	$(1,819,531)
Net decrease in time deposits	(1,701,843)	(2,504,480)
Redemption of preferred stock	(8,085,000)	—
Cash dividends paid on preferred stock	(93,209)	(207,520)
Cash dividends paid on common stock	(111,384)	—
Principal payments on short-term debt	(1,000,000)	(204,636)
Cash paid to repurchase fractional shares	—	(2,529)
Net cash used in financing activities	(22,409,312)	(4,738,696)
Decrease in cash and cash equivalents	(15,790,575)	(8,241,583)
Cash and Cash Equivalents at Beginning of Year	60,421,044	32,667,967
Cash and Cash Equivalents at End of Period	$44,630,469	$24,426,384
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$595,712	$905,906
Income taxes	$460,000	$785,000

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

2.           BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2012 and December 31, 2011, the results of its operations for the three and six month periods ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the following disclosures are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

On May 22, 2012 the Company declared a $0.04 cash dividend payable on June 28, 2012 for all shareholders of record on June 17, 2012.

Index

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

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government sponsored entities and agencies	$6,339,424	$191,576	$—	$6,531,000
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	18,782,045	352,613	(4,658)	19,130,000
Small Business Administration	11,395,161	211,839	—	11,607,000
Obligations of states and political subdivisions	19,222,210	716,494	(57,704)	19,881,000
	$55,738,840	$1,472,522	$(62,362)	$57,149,000

Net unrealized gains on available-for-sale investment securities totaling $1,410,160 were recorded, net of $580,281 in income taxes, as accumulated other comprehensive income within shareholders’ equity at June 30, 2012. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended June 30, 2012 totaled $2,040,084 and $124,267, respectively. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the six month period ended June 30, 2012 totaled $3,558,372 and $152,224, respectively. There were no investment securities sold at a loss during the six months ended June 30, 2011.

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

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized losses on available-for-sale investment securities totaling $1,384,062 were recorded, net of $569,541 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2011. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended June 30, 2011 totaled $4,966,930 and $23,846, respectively. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the six month period ended June 30, 2011 totaled $5,910,430 and $37,466, respectively.

Investment securities with unrealized losses at June 30, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	$917,000	$(4,658)	$—	$—	$917,000	$(4,658)
Obligations of states and political subdivisions	2,416,000	(48,821)	180,000	(8,883)	2,596,000	(57,704)
	$3,333,000	$(53,479)	$180,000	$(8,883)	$3,513,000	$(62,362)

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Government sponsored entities and agencies	$—	$—	$691,000	$(6,841)	$691,000	$(6,841)
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	5,580,000	(15,805)	—	—	5,580,000	(15,805)
Obligations of states and political subdivisions	1,087,000	(5,480)	1,762,000	(45,497)	2,849,000	(50,977)
	$6,667,000	$(21,285)	$2,453,000	$(52,338)	$9,120,000	$(73,623)

Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As of June 30, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had other-than-temporary impairment (OTTI). When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $15,000.  Management also analyzed any securities that may have been down graded by credit rating agencies. For those bonds that were municipal debt securities, the Company conducted a search for any recent information relevant to the financial condition of the municipality and any applicable municipal bond insurance provider.

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

OTTI that is credit-related is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. An unrealized loss may eventually be realized if it is probable that either (1) the Company will not collect the entire contractual or estimated cash flow from that interest, or (2) the Company lacks the intent and ability to hold the interest until it is expected to recover. As discussed below, the Company’s impairment analysis as of June 30, 2012 resulted in all unrealized losses in the investment portfolio being recognized in other comprehensive income.

Mortgage-backed Securities

At June 30, 2012, the Company held 41 mortgage-backed obligations of which one was in a loss position for less than twelve months and none were in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Obligations of States and Political Subdivisions

At June 30, 2012, the Company held 51 obligations of states and political subdivision securities of which five were in a loss position for less than twelve months and one was in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market and changes in market interest rates. All of these securities have continued to pay as scheduled despite their impairment due to current market conditions and there has been no observable deterioration in the credit rating or financial performance of the underlying municipality that in the opinion of management would impact the ultimate repayment of the security.

Municipal securities with unrealized losses as of June 30, 2012 are summarized in the table below.

	Book	Market	Unrealized		State		Moody’s	S&P
Description	Value	Value	Loss	Type	Issued	Insurer	Rating	Rating
Barstow USD	$408,874	$409,000	$(126)	GO	CA	MBIA	A1	NR
Rocklin USD	330,499	331,000	(501)	GO	CA	AGM	Aa2	AA-
Du Page County SD	568,895	582,000	(13,105)	GO	IL	AGC	Aa	AA-
Grand Lakes Util Dist	516,942	542,000	(24,894)	GO	TX	AGM	Aa3	AA-
Gonzales USD	171,281	180,000	(8,883)	ZGO	CA	AGM	Aa3	AA+
Mecklenburg Cnty PU	541,805	552,000	(10,195)	GO2	NC	None	Aaa	AAA
	$2,538,296	$2,596,000	$(57,704)

Management’s periodic evaluation of municipal investments includes a determination that a withdrawn rating (WR) or no rating (NR) by a rating agency is not attributable to increased credit risk. The Company has established risk parameters within its investment policy that limits the Company’s exposure to the municipal market and serves to promote diversification and low risk within the municipal segment of the portfolio. Municipal investment purchases are designed primarily to manage interest rate risk and secondarily to achieve income. In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. Therefore, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
After one year through five years	3,461,949	3,564,000
After five years through ten years	3,631,642	3,682,000
After ten years	18,468,043	19,166,000
	25,561,634	26,412,000
Investment securities not due at a single maturity date:
Mortgage-backed securities	30,177,206	30,737,000

	$55,738,840	$57,149,000

There were $37,231,000 and $38,367,000 of investment securities pledged to secure public deposits at June 30, 2012 and December 31, 2011, respectively.

Index

4.          LOANS

Outstanding loans are summarized below, in thousands:

	June 30, 2012	December 31, 2011
Commercial	$38,737,726	$39,379,268
Real estate – mortgage	164,980,288	165,685,966
Real estate – construction	15,870,040	19,499,158
Agricultural	3,966,101	3,730,466
Consumer and other	1,575,094	2,051,455
	225,129,249	230,346,313

Deferred loan fees, net	(337,918)	(345,685)
Allowance for loan and lease losses	(5,275,733)	(5,468,758)
	$219,515,598	$224,531,870

Index

5.          ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the allocation of the allowance for loan and lease losses at June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011 by portfolio segment and by impairment methodology:

As of and for the three months ended June 30, 2012

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses

Beginning balance:	$1,564,397	$640,051	$3,149,076	$72,914	$45,320	$5,471,758
Charge-offs	(950)	(85,782)	(233,095)	—	—	(319,827)
Recoveries	123,802	—	—	—	—	123,802
Provision	—	—	—	—	—	—
Ending balance allocated to portfolio segments	$1,687,249	$554,269	$2,915,981	$72,914	$45,320	$5,275,733

As of and for the three months ended June 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses

Beginning balance:	$2,773,473	$698,069	$3,341,076	$72,914	$45,320	$6,930,852
Charge-offs	(4,356)	—	—	—	—	(4,356)
Recoveries	5,278	99,990	—	—	—	105,267
Provision	—	—	—	—	—	—
Ending balance allocated to portfolio segments	$2,774,394	$798,059	$3,341,076	$72,914	$45,320	$7,031,763

As of and for the six months ended June 30, 2012

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses

Beginning balance:	$1,561,397	$640,051	$3,149,076	$72,914	$45,320	$5,468,758
Charge-offs	(950)	(85,782)	(233,095)	—	—	(319,827)
Recoveries	126,802	—	—	—	—	126,802
Provision	—	—	—	—	—	—
Ending balance allocated to portfolio segments	$1,687,249	$554,269	$2,915,981	$72,914	$45,320	$5,275,733

Individually evaluated
for impairment	$330,260	$260,304	$227,152	$—	$—	$817,716
Collectively evaluated
for impairment	1,356,989	293,965	2,688,829	72,914	45,320	4,458,017
Total	$1,687,249	$554,269	$2,915,981	$72,914	$45,320	$5,275,733

Loans

Ending balance: individually
evaluated for impairment	$2,391,368	$6,016,897	$1,396,904	$—	$95,000	$9,805,169

Ending balance: collectively
evaluated for impairment	36,346,358	159,058,391	14,473,136	3,966,101	1,575,094	215,324,0805

Total	$38,737,726	$164,980,288	$15,870,040	$3,966,101	$1,575,094	$225,129,249

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

As of and for the six months ended June 30, 2011

		Real	Real	Consumer
		Estate -	Estate -	And
	Commercial	Mortgage	Construction	Other	Agriculture	Total

Allowance for Credit Losses

Beginning balance:	$2,641,106	$308,792	$3,327,863	$40,409	$80,782	$6,698,952
Charge-offs	(4,356)	—	—	—	—	(4,356)
Recoveries	12,177	99,990	—	—	—	112,167
Provision	125,467	89,277	13,213	4,911	(7,863)	225,000
Ending balance allocated to portfolio segments	$2,774,394	$798,1059	$3,341,076	$45,320	$72,914	$7,031,763

Individually evaluated
for impairment	$1,197,282	$488,927	$301,852	$—	$—	$1,988,061
Collectively evaluated
for impairment	1,577,112	309,132	3,039,224	45,320	72,914	5,043,702
Total	$2,774,394	$798,059	$3,341,076	$45,320	$72,914	$7,031,763

Loans

Ending balance: individually
evaluated for impairment	$2,736,316	$9,139,305	$4,067,686	$—	$—	$15,943,307

Ending balance: collectively
evaluated for impairment	47,375,062	153,084,208	16,305,366	4,420,746	2,250,166	223,435,548

Total	$50,111,378	$162,223,513	$20,373,052	$4,420,746	$2,250,166	$239,378,855
16

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

As of December 31, 2011

		Real	Real
		Estate -	Estate -		Consumer
	Commercial	Mortgage	Construction	Agricultural	And Other	Total

Allowance for Credit Losses

Individually evaluated
for impairment	$230,074	$169,013	$129,260	$—	$—	$528,347

Collectively evaluated
for impairment	$1,331,323	$471,038	$3,019,816	$72,914	$45,320	$4,940,411

Total	$1,561,397	$640,051	$3,149,076	$72,914	$45,320	$5,468,758

Loans

Individually evaluated
for impairment	$2,021,574	$6,086,817	$2,702,100	$—	$—	$10,810,491

Collectively evaluated
for impairment	$37,357,694	$159,599,149	$16,797,058	$3,730,466	$2,051,455	$219,535,822

Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

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

The following table shows the loan portfolio allocated by management’s internal risk ratings at June 30, 2012 and December 31, 2011:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of June 30, 2012	Commercial	Real Estate – Mortgage	Real Estate – Construction	Agriculture	Consumer and Other	Total
Grade:
Pass	$29,745,576	$138,263,412	$8,231,875	$3,966,101	$1,337,669	$181,544,633
Watch	3,091,543	4,380,029	4,107,745	—	142,425	11,721,742
Special Mention	3,154,300	6,245,297	1,254,356	—	—	10,653,953
Substandard	2,746,307	16,091,550	2,276,064	—	—	21,113,921
Doubtful	—	—	—	—	95,000	95,000
Total	$38,737,726	$164,980,288	$15,870,040	$3,966,101	$1,575,094	$225,129,249

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2011	Commercial	Real Estate – Mortgage	Real Estate – Construction	Agriculture	Consumer and Other	Total
Grade:
Pass	$30,098,949	$140,475,243	$7,585,992	$3,730,466	$1,905,542	$183,796,192
Watch	713,005	479,319	8,107,973	—	145,913	9,446,210
Special Mention	5,335,791	7,486,780	1,381,626	—	—	14,204,197
Substandard	3,231,523	17,244,624	2,423,567	—	—	22,899,714
Doubtful	—	—	—	—	—	—
Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at June 30, 2012 and December 31, 2011:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of June 30, 2012
Commercial:
Commercial and industrial	$142	$—	$970,452	$970,594	$17,585,315	$18,555,909
Commercial lines	—	—	—	—	18,059,809	18,059,809
Commercial guaranteed	—	—	—	—	2,122,008	2,122,008
Agricultural:
Agricultural	—	—	—	—	3,597,045	3,597,045
Agricultural Capital assets	—	—	—	—	369,056	369,056
Real Estate-Construction:
Construction	—	—	—	—	9,889,527	9,889,527
Construction 1-4 family	—	—	—	—	2,537,664	2,537,664
Construction loan others	—	—	560,846	560,846	2,882,003	3,442,849
Real Estate-Mortgage:
Mortgage 1-4 family	—	—	—	—	7,880,820	7,880,820
Real Estate	752,396	—	2,675,539	3,427,935	146,463,582	149,891,517
Real Estate – Ag	—	—	—	—	3,904,544	3,904,544
Home Equity loans	—	—	—	—	3,303,407	3,303,407
Consumer and Other:
Auto	—	—	—	—	120,256	120,256
Consumer	—	—	95,000	95,000	55,487	150,487
Other	—	—	—	—	1,304,351	1,304,351
Total	$752,538	$—	$4,301,837	$5,054,375	$220,074,874	$225,129,249

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of December 31, 2011
Commercial:
Commercial and industrial	$121,350	$—	$1,005,338	$1,126,688	$18,370,667	$19,497,355
Commercial lines	—	—	—	—	17,900,083	17,900,083
Commercial guaranteed	—	—	—	—	1,981,830	1,981,830
Agricultural:
Agricultural	—	—	—	—	3,221,108	3,221,108
Agricultural Capital assets	—	—	—	—	509,358	509,358
Real Estate-Construction:
Construction	—	—	—	—	13,323,442	13,323,442
Construction 1-4 family	—	—	556,172	556,172	1,735,736	2,291,908
Construction loan others	—	—	1,278,332	1,278,332	2,605,476	3,883,808
Real Estate-Mortgage:
Mortgage 1-4 family	200,000	—	—	200,000	10,062,785	10,262,85
Real Estate	218,970	—	2,806,286	3,025,256	145,824,876	148,850,132
Real Estate – Ag	—	—	—	—	2,889,375	2,889,375
Home Equity loans	—	—	—	—	3,683,674	3,683,674
Consumer and Other:
Auto	—	—	—	—	103,046	103,046
Consumer	9,112	—	—	9,112	347,664	356,776
Other	—	—	—	—	1,591,633	1,591,633
Total	$549,432	$—	$5,646,129	$6,195,560	$224,150,753	$230,346,313

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans for the period ended June 30, 2012 and for the year ended December 31, 2011:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans as of June 30, 2012
With no related allowance recorded:
Commercial	$1,775,071	$1,795,746	$—
Agriculture	—	—	—
Real estate – mortgage	4,254,824	5,824,262	—
Real estate – construction	560,846	600,366	—
Consumer and other	—	—	—

With an allowance recorded:
Commercial	$616,297	$622,326	$330,260
Agriculture	—	—	—
Real estate – mortgage	1,667,073	1,709,289	165,304
Real estate – construction	836,058	1,905,058	227,152
Consumer and other	95,000	95,000	95,000

Total:
Commercial	$2,391,368	$2,418,072	$330,260
Agriculture	—	—	—
Real estate – mortgage	5,921,897	7,533,551	165,304
Real estate – construction	1,396,904	2,505,424	227,152
Consumer and other	95,000	95,000	95,000

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans as of December 31, 2011
With no related allowance recorded:
Commercial	$1,542,086	$1,542,086	$—
Agriculture	—	—	—
Real estate – mortgage	5,390,510	6,708,381	—
Real estate – construction	2,473,029	3,832,712	—
Consumer and other	—	—	—

With an allowance recorded:
Commercial	$479,488	$482,274	$230,074
Agriculture	—	—	—
Real estate – mortgage	696,307	732,848	169,013
Real estate – construction	229,071	229,071	129,260
Consumer and other	—	—	—

Total:
Commercial	$2,021,574	$2,024,360	$230,074
Agriculture	—	—	—
Real estate – mortgage	6,086,817	7,431,229	169,013
Real estate – construction	2,702,100	4,061,783	129,260
Consumer and other	—	—	—

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	For the three months ended June 30, 2012		For the six months ended June 30, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$1,803,706	$13,530	$1,801,928	$27,041
Agriculture	—	—	—	—
Real estate – mortgage	1,202,197	129,389	1,093,422	129,389
Real estate – construction	5,878,420	43,103	5,864,542	71,836
Consumer and other	—	—	—	—

With an allowance recorded:
Commercial	$653,132	$7,603	$645,282	$16,342
Agriculture	—	—	—	—
Real estate – construction	1,931,230	36,920	1,926,776	56,048
Real estate – mortgage	1,720,100	19,898	1,717,956	39,678
Consumer and other	95,000	383	95,000	1,508

Total: (Impaired Loans only)
Commercial	$2,456,838	$21,133	$2,447,210	$43,383
Agriculture	—	—	—	—
Real estate – construction	3,133,427	166,309	3,020,198	185,437
Real estate – mortgage	7,598,520	63,001	7,582,498	111,514
Consumer and other	95,000	383	95,000	1,508

	For the three months ended June 30, 2011		For the six months ended June 30, 2011

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$1,603,287	$428	$1,470,817	$919
Agriculture	—	—	—	—
Real estate – mortgage	3,023,802	26,182	3,023,447	51,795
Real estate – construction	7,409,775	8,338	7,403,545	10,820
Consumer and other	—	—	—	—

With an allowance recorded:
Commercial	$2,359,046	$31,650	$2,352,302	$76,117
Agriculture	—	—	—	—
Real estate – construction	1,049,582	1,878	1,048,962	5,794
Real estate – mortgage	1,012,577	16,474	1,011,771	32,642
Consumer and other	—	—	—	—

Total: (Impaired Loans only)
Commercial	$3,962,333	$32,078	$3,823,119	$77,038
Agriculture	—	—	—	—
Real estate – construction	4,073,384	28,060	4,072,409	57,589
Real estate – mortgage	8,422,352	24,812	8,415,316	43,462
Consumer and other	—	—	—	—

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

Troubled Debt Restructurings

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof. Of the twelve loans identified as troubled debt restructures at June 30, 2012, two were granted deferral of principal payments, five had interest rate reductions and lengthened amortization, one had deferral of principal payment and a rate reduction, and four were concessions related to below market interest rates. When a troubled loan is restructured it is normally placed in nonaccrual status until it is evident that the borrower will perform in accordance with the modified terms. The Company’s policy is to require satisfactory payments for a minimum of six months before the loan will be considered for reinstatement to accrual status. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

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

A summary of loan modifications that meet the definition of troubled debt restructurings and the related reserves as of June 30, 2012 and December 31, 2011 is set forth below:

	June 30, 2012			December 31, 2011
	No. of Loans	Amount	Specific loan loss reserves	No. of Loans	Amount	Specific loan loss reserves

Nonperforming Loans	5	$2,224,869	$73,637	5	$2,031,624	$85,528
Performing Loans	7	2,180,315	472,558	6	1,809,850	273,806
Total troubled debt restructured loans	12	$4,405,184	$546,195	11	$3,841,474	$359,334

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructuring that occurred during the six month period ended June 30, 2012:

Modifications

During the Six Months ended June 30, 2012

Dollars in thousands

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	3	$1,502,798	$1,469,778
Real Estate – Mortgage	2	2,194,217	2,194,217
Real Estate-Construction	1	837,058	836,058

Modifications

During the Three Months ended June 30, 2012

Dollars in thousands

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Real Estate – Mortgage	1	$2,194,217	$2,194,217
Real Estate-Construction	2	837,058	836,058

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no payment defaults during the six months ended June 30, 2012 for loans modified as troubled debt restructurings within the twelve months ended June 30, 2012.

The troubled debt restructuring described above increased specific reserves on impaired loans by $256,000 and resulted in no charge offs during the six months ended June 30, 2012.

The Bank has granted concessions on loans that do not meet the definition of a troubled debt restructure. The loan terms were modified due to competitive pressures. The customers involved were highly creditworthy and were determined by management to be likely and able to move their business to a competing financial institution if their loan terms were not modified.

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Loans modified during the three and six month periods ending June 30, 2012 that do not meet the definition of troubled debt restructures are summarized below:

	For the six months ended	For the three months ended
	June 30, 2012	June 30, 2012

Commercial	$4,669,507	$—
Real Estate-Mortgage	153,874	—
Real Estate-Construction	876,187	184,603
Agricultural	560,000	—
Consumer and Other	83,451	84,451

Total	$6,343,019	$268,054

Foregone interest on nonaccrual loans totaled $456,635 for the six-month periods ended June 30, 2012, and $468,737 for June 30, 2011. Foregone interest on nonaccrual loans totaled $248,770 for the three-month period ended June 30, 2012, and $235,643 for June 30,2011.There were no accruing loans past due 90 days or more at June 30, 2012 or December 31, 2011.

6.           COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $23.6 million and $31.8 million and letters of credit of $475,000 at June 30, 2012 and December 31, 2011.

At June 30, 2012, consumer loan commitments, which are generally unsecured, represent approximately 11% of total commitments. Agricultural loan commitments represent approximately 9% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 61% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 19% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%. In addition, the majority of the Bank’s commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2012 or December 31, 2011.

Index

7.          STOCK BASED COMPENSATION

The Company has two active share based compensation plans; the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”) for which 92,490 shares of common stock are reserved for issuance to employees and directors under incentive and non-statutory agreements and the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (“Prior Plan”) for which 102,656 shares of common stock are reserved for issuance, however, no further grants may be made under this plan as it expired in February 2007. The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance-based awards and stock grants. The purpose of the Incentive Plan is to promote the long-term success of the Company and the creation of shareholder value. The Board of Directors believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals.

During the six-month period ended June 30, 2011, the Company awarded 1,050 shares of restricted stock. The restricted stock will vest in two-years from the date of grant. There was no restricted stock granted during the 2012 period.

During the six-month period ended June 30, 2012, the company awarded 23,461 incentive stock options and 57,500 nonqualified stock options to its officers and directors, respectively, at an average price of $8.40 per option. There were no options issued during the three month period ended June 30, 2012.

During the six-month period ended June 30, 2011 there were 2,100 incentive stock options and 8,400 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $7.81 per option. There were no stock options issued in the three month period ended June 30, 2011.

The fair value of each award granted is estimated on the grant date using the Black-Scholes option pricing model. Fair value of the grant is based on the weighted-average assumptions show in the table below.

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Dividend yield	N/A	N/A
Expected option life	9.28 years	8.83 years
Expected volatility	50.4%	46.9%
Risk-free interest rate	0.84%	1.23%
Weighted average
fair value of options granted	$4.81	$5.02

The expected life of awards granted represents the period of time that awards are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense is recognized over the vesting period on a straight line accounting basis. Compensation cost related to stock options recognized in operating results was $97,770 and $84,219 for the six month periods ended June 30, 2012 and 2011, respectively. Compensation cost related to stock options recognized in operating results was $38,406 and $7,956 for the three month periods ended June 30, 2012 and 2011, respectively. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows. There were no excess tax benefits during the six-month periods ended June 30, 2012 or 2011.

Index 7. STOCK BASED COMPENSATION (Continued)

The following table summarizes information about stock option activity for the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Incentive:
Options outstanding at January 1, 2012	45,631	$11.12
Options granted	23,461	8.46
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2012	69,092	10.21	6.13 years	$99,280	(1)
Options vested or expected to vest after June 30, 2012	47,716	10.14	4.70 years	$224,448	(1)
Options exercisable at June 30, 2012	47,097	10.42	4.98 years	$60,640	(1)

Nonstatutory:
Options outstanding at January 1, 2012	68,554	$10.62
Options granted	57,500	8.38
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2012	126,054	9.60	6.14 years	$246,939	(1)
Options vested or expected to vest after June 30, 2012	88,926	8.22	3.70 years	$328,773	(1)
Options exercisable at June 30, 2012	87,770	9.98	4.62 years	$157,831	(1)

(1)	17,943 non-statutory options and 29,519 incentive options are excluded from intrinsic value from table above because the exercise price is greater than the stock price at June 30, 2012.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2012. There were no options exercised during the six months ended June 30, 2012 and 2011. There were no shares of restricted stock issued during the six months ended June 30, 2012 and 1,050 during the 2011 period. There were 80,961 and 10,500 options granted during the periods ended June 30, 2012 and 2011, respectively. The total fair value of shares vested during the three months ended June 30, 2012 and 2011 was $170,642 and $0, respectively. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $557,430 and $173,386, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of June 30, 2012, there was $306,992 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be realized over a weighted average period of 6.14 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net Income:
Net income	$892,415	$859,282	$1,751,254	$1,484,246
Dividends accrued and discounts
accreted on preferred shares	—	106,053	93,209	207,519
Net income allocated to common
shareholders	$892,415	$753,229	$1,658,045	$1,276,727
Earnings Per Share:
Basic earnings per share	$0.32	$0.27	$0.60	$0.46
Diluted earnings per share	$0.32	$0.27	$0.59	$0.46
Weighted Average Number of Shares Outstanding:
Basic shares	2,784,593	2,762,723	2,784,593	2,762,469
Diluted shares	2,793,799	2,774,847	2,789,570	2,771,802

There were 47,462 options excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2012, respectively, and 98,409 excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2011, respectively, as they were identified as anti-dilutive.

Index

9.          INCOME TAXES

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes. Differences arise between the Company’s effective tax rate and applicable statutory rates due primarily to non-taxable sources of income and non-deductible sources of expenses.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2012.

10.          SHAREHOLDERS’ EQUITY

Common Stock

On May 22, 2012, the Company’s Board of Directors authorized a common stock repurchase plan. The plan provides for the repurchase of up to $3,000,000 of the Company’s Common Stock. The number price and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the quarter ended June 30, 2012.

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

Index

11.          Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$6,531,000	$—	$6,531,000	$—
Mortgage-backed securities:
U.S. Government sponsored agencies – residential	19,130,000	—	19,130,000	—
Small Business Administration	11,607,000	—	11,607,000	—
Obligations of states and political subdivisions	19,881,000	—	19,881,000	—
Total assets measured at fair value	$57,149,000	$—	$57,149,000	$—

	December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$6,038,000	$—	$6,038,000	$—
Mortgage-backed securities:
U.S. Government sponsored agencies – residential	18,017,000	—	18,017,000	—
Small Business Administration	12,630,000	—	12,630,000	—
Obligations of states and political subdivisions	20,020,000	—	20,020,000	—
Total assets measured at fair value	$56,705,000	$—	$56,705,000	$—

Index 11. FAIR VALUE MEASUREMENT (Continued)

During the six month period ended June 30, 2012 and year ended December 31, 2011, there were no transfers in or out of Levels 1, 2, or 3.

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

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2012 or December 31, 2011.

Assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$753,775	$—	$—	$753,775	$(101,000)
Real estate – mortgage	2,755,501	—	—	2,755,501	(83,000)
Real estate – construction	602,000	—	—	602,000	(98,000)
Consumer and other	—	—	—	—	(95,000)
Other real estate owned	1,505,000	—	—	1,505,000	—
	$5,616,276	$—	$—	$5,616,276	$(377,000)

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$1,848,000	$—	$—	$1,848,000	$(397,000)
Real estate – mortgage	1,917,000	—	—	1,917,000	(227,000)
Real estate – construction	1,295,000	—	—	1,295,000	(61,000)
Other real estate owned	1,141,000	—	—	1,141,00	—
	$6,201,000	$—	$—	$6,201,00	$(685,000)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3. The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals. Impaired loans with current appraisals that have been discounted to liquidation value through additional market research of comparable properties are included in Level 3 due to the inherent uncertainty of the appraisal process. Impaired loans that were included in Level 2 prior to 2012 would now be included in Level 3 based on this rationale. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Condensed Consolidated Statement of Income. The recorded investment in impaired loans was $9,805,169 and $10,810,491 with a valuation allowance of $817,719 and $528,347 at June 30, 2012 and December 31, 2011, respectively.

Index 11. FAIR VALUE MEASUREMENT (Continued)

Other real estate owned (OREO) consists of assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The Company foreclosed one commercial property in December 2011 and one real estate-construction property in May 2012, resulting in $1,505,047 in other real estate owned at June 30, 2012 and $1,140,547 at December 31, 2011.

The Company did not change the methodology used to determine fair value for any financial instruments during 2012. There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended June 30, 2012.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)		Fair Value Measurements at June 30, 2012 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$44,630,469	$44,630,969	$—	$—	$44,630,469
Investment securities	57,149,000	—	57,149,000	—	57,149,000
Loans, net	219,515,598	—	—	215,972,430	215,972,430
FHLB stock	1,398,700	—	—	—	N/A
Accrued interest receivable	1,065,367	—	361,612	703,755	1,065,367
Financial liabilities:
Deposits	$302,757,650	$—	$302,836,101	$—	$302,836,101
Junior subordinated deferrable
interest debentures	3,093,000	—	—	804,180	804,180
Accrued interest payable	47,912	—	20,728	27,184	47,912

(Dollars in thousands)		Fair Value Measurements at December 31, 2011 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$60,421,044	$60,421,044	$—	$—	$60,421,044
Investment securities	56,705,000	—	56,705,000	—	50,705,000
Loans, net	224,531,870	—	—	221,237,510	221,237,510
FHLB stock	1,456,300	—	—	—	N/A
Accrued interest receivable	1,202,043	—	428,113	773,930	1,202,043
Financial liabilities:
Deposits	$315,877,369	$—	$315,984,361	$—	$315,984,361
Junior subordinated deferrable
interest debentures	3,093,000	—	—	804,180	804,180
Accrued interest payable	81,669	—	24,192	57,477	81,669

These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The following methods and assumptions were used by management to estimate the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Index 11. FAIR VALUE MEASUREMENT (Continued)

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Those estimates that are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision are included in Level 3. Changes in assumptions could significantly affect the fair values presented.

Index

12.           RECENT ACCOUNTING DEVELOPMENTS

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 11.

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

The Company earned net income of $892,000, or $0.32 per diluted share for the three months ended June 30, 2012, compared to $859,000 or $0.27 per diluted share for the three months ended June 30, 2011. The Company earned net income of $1.8 million or $0.59 per diluted share, for the six-month period ended June 30, 2012, compared to $1.5 million, or $0.46 per diluted share, for the six-month period ended June 30, 2011. The annualized return on average assets was 1.00% for the six months ended June 30, 2012 and 0.87% for the same period of 2011. The annualized return on average common shareholders’ equity for the six month periods ended June 30, 2012 and 2011 was 9.00% and 7.57%, respectively. The increase in earnings in the three month period ended June 30, 2012 is due to an increase in non-interest income offset by decreases in net interest income and non-interest expenses. The increase in earnings in the six months ended June 30, 2012 was primarily due to decreased provision for loan losses and increased non-interest income.

At June 30, 2012, the Company’s total assets were $345.7 million, a $20.8 million decrease or 6% from total assets of $366.5 at December 31, 2011, and an increase of $6.6 million or 2% compared to June 30, 2011. Total loans were $219.5 million at June 30, 2012, a decrease of $5.0 million or 2% compared to December 31, 2011, and a decrease of $12.5 million or 5% compared to June 30, 2011. The decline in loan volume in both periods was primarily attributable to loan paydowns and fewer opportunities for commercial real estate mortgage lending due to economic conditions.

Total deposits were $302.8 million at June 30, 2012, a decrease of $13.1million or 4% from total deposits of $315.9 million at December 31, 2011, and a decrease of $25.9 million or 8% compared to June 30, 2011. The decline in deposits from year end 2011 resulted from the expected outflow of significant non-interest bearing deposits received in December 2011. The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources. The amount of brokered time deposits included in total deposits at June 30, 2011 were $9.1 million. There were no brokered deposits at June 30, 2012 or December 31, 2011.

At June 30, 2012, the Company’s Leverage Ratio was 11.0% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 15.2% and 16.5%, respectively. At December 31, 2011, the Company’s Leverage Ratio was 13.1% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 17.6% and 18.9%, respectively. The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital Ratios at June 30, 2011 were 13.5%, 16.6% and 17.8%, respectively. The Company’s capital ratios decreased during the six months ended June 30, 2012 primarily due to the repurchase of $8.1 million of preferred stock issued under the U.S. Treasury Capital Purchase Program offset by net income earned during the period.

Index

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the six-month periods indicated:

	Average balances and weighted average yields and costs Six Months ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$33,798	$45	0.27%	$27,133	$34	0.25%
Available-for-sale investment securities:
Taxable	37,572	373	2.00%	41,096	471	2.31%
Exempt from Federal income taxes (1)	19,217	409	6.48%	15,086	324	6.56%
Total securities (1)	56,789	782	3.52%	56,182	795	3.45%
Loans (2) (3)	222,466	6,573	5.94%	233,745	6,933	5.98%
Total interest-earning assets (1)	313,053	7,400	4.89%	317,060	7,762	5.04%

Noninterest-earning assets, net of allowance for loan losses	36,884			28,391
Total assets	$349,937			$345,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$123,137	$242	0.40%	$122,180	$379	0.50%
Time deposits less than $100,000	20,823	75	0.72%	21,884	107	0.99%
Time deposits $100,000 or more	49,759	185	0.75%	61,982	374	1.22%
Total interest-bearing deposits	193,719	502	0.52%	206,046	781	0.76%
Term debt	11	—	—%	2,476	63	5.13%
Junior subordinated deferrable interest debentures	3,093	60	3.90%	3,093	56	3.65%
Total interest-bearing liabilities	196,823	562	0.57%	211,615	900	0.86%

Noninterest-bearing deposits	109,793			90,843
Other liabilities	4,297			3,443
Total liabilities	310,913			305,901
Shareholders’ equity	39,024			39,550
Total liabilities and shareholders’ equity	$349,937			$345,451

Net interest income and margin (1)		$6,838	4.53%		$6,862	4.47%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $129 and $2 interest received on nonaccrual loans for the six-month periods ended June 30, 2012 and 2011, respectively. There was $1 and $57 interest reversed on loan transferred to nonaccrual status for the periods ended June 30, 2012 and 2011, respectively.
(3)	Interest income on loans includes amortized loan fees, net of costs, of $242 and $252 for 2012 and 2011, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the six-month periods ended June 30, 2012 and 2011.

Changes in net interest income due to changes in volumes and rates

	Six months ended June 30, 2012 vs. June 30, 2011
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$8	$3	$11
Investment securities
Taxable	(40)	(58)	(98)
Exempt from Federal income taxes	134	(49)	85
Total securities	94	(107)	(13)
Loans	(335)	(25)	(360)
Total interest income	$(233)	$(129)	$(362)

Increase (decrease) in interest expense:
Other interest bearing deposits	2	(60)	(58)
Time deposits less than $100,000	(5)	(27)	(32)
Time deposits $100,000 or more	(74)	(115)	(189)
Total interest-bearing deposits	(77)	(202)	(279)
Term debt	(63)	—	(63)
Junior subordinated deferrable interest debentures	—	4	4
Total interest expense	(140)	(198)	(328)
Increase in net interest income	$(93)	$69	$(24)
(1)	Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $6.8 million for the six-month period ended June 30, 2012 compared to $6.9 million for the same period of 2011, a decrease of $24,000 or 0.4%. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to decrease by $93,000, and changes in interest rates on these same accounts caused net interest income to increase by $69,000.

The decrease in net interest income was primarily caused by a reduction in loan volume and offset by rate reductions on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.57% in the 2012 period compared to 0.86% in the 2011 period, a reduction of 29 basis points. Average total interest-bearing liabilities in the 2012 period decreased by $14.8 million or 7% compared to the 2011 period. This included a decrease of $13.3 million or 16% in average time deposits due to maturing time deposits that were not renewed. Average term debt decreased by $2.5 million or 100% due to scheduled maturities.

The decrease in net interest income from the decline in loan volume and declining yields in investment securities was partially offset by increased yields on loans. Total interest income for the six-month periods ended June 30, 2012 and 2011 was $7.4 million and $7.8 million, respectively, a decrease of $362,000 or 5%, that was attributable to decreased loan volume and investment security yield.

The Company’s interest income from loans decreased by $360,000 due to the impact of the average yield on loans decreasing from 5.98% in the 2011 period to 5.94% in the 2012 period, a change of 4 basis points. Average loans decreased by $11.3 million or 5%. The decrease in average loan yield was primarily due to normal repricing activity. At June 30, 2012, approximately 70% of the Company’s loan portfolio was comprised of variable rate loans of which 48% were at their floor rate.

Index

The yield on investment securities increased from 3.45% in the 2011 period to 3.52% in the 2012 period due to purchases of higher yielding tax exempt securities.

The Company’s net interest margin on a taxable equivalent basis increased 6 basis points from 4.47% in the six-month period ended June 30, 2011 to 4.53% in the six-month period ended June 30, 2012. The improvement in the Company’s net interest margin was primarily attributable to the decrease in the average cost of funds, offset by the decrease in the yield on average assets.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was no loan loss provision recorded during the six months ended June 30, 2012 compared to a $225,000 provision for the six-month period ended June 30, 2011. Management determined the provision for loan losses for the period ended June 30, 2012 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume and valuation of impaired loans. See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the six-month periods ended June 30, 2012 and 2011 totaled $820,000 and $660,000, respectively, an increase of $160,000 or 24%. The components of non-interest income during each period were as follows:

Non-interest income

	Six Months ended June 30,
(in thousands)	2012	2011	Increase (Decrease)
Service charges	$354	$346	$8
Gain on sale of available-for-sale investment securities	152	37	115
Mortgage loan brokerage fees	21	29	(8)
Earnings on cash surrender value of life insurance policies	168	146	22
Other	125	102	23
Total non-interest income	$820	$660	$160

Service charges increased by $8,000 due to increases in the volume of accounts subject to analysis charges. Mortgage loan brokerage fees decreased by $8,000 due to decreased real estate loan underwriting activity. The gain on sale of investment securities increased by $115,000 as the Company executed planned investment strategies. Earnings on cash surrender value of life insurance policies increased by $22,000 due to the purchase of an additional policy in the latter half of 2011.

Index

Non-Interest Expense

For the first six months of 2012 and 2011, non-interest expense remained constant at $5.1 million. Salaries and employee benefit expense increased by $254,000 or 9% in the first half of 2012 mostly due to the expense of stock options granted in the first quarter of 2012. In addition, there was a $13,000 or 10% increase in advertising and business development expenses due to planned expenditures. These increases were offset by a $182,000 or 58% decrease in FDIC insurance assessments. The decline in FDIC insurance expense relates to a decline in the rate charged to the Bank by the FDIC. Effective April 1, 2011, the FDIC insurance assessment rules changed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules broadened the assessment base, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums. There was also a $32,000 or 5% decrease in occupancy and equipment expense due to reduced levels of maintenance.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2012 and 2011:

Non-interest expense

	Six Months ended June 30,
(in thousands)	2012	2011	Increase (Decrease)
Salaries and employee benefits	$3,027	$2,773	$254
Occupancy and equipment	638	670	(32)
Data processing	322	322	—
Operations	171	186	(15)
Professional and legal	183	192	(9)
Advertising and business development	139	126	13
Telephone and postal	116	116	—
Supplies	82	102	(20)
Assessment and insurance	133	315	(182)
Other expenses	249	259	(10)
Total non-interest expense	$5,060	$5,061	$(1)

Provision for Income Taxes

The provisions for income taxes for the six-month periods ended June 30, 2012 and 2011 was $847,000 and $753,000, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 32.6%, and 33.7%, respectively. The decrease in the effective tax rate was primarily due to a decrease in taxable revenues.

Index

Results of Operations for the Three Months Ended June 30, 2012

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs Three Months ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$29,566	$20	0.27%	$32,773	$14	0.17%
Available-for-sale investment securities:
Taxable	37,916	184	1.95%	44,220	263	2.39%
Exempt from Federal income taxes (1)	19,645	185	5.74%	16,379	171	6.34%
Total securities (1)	57,561	369	3.24%	60,599	434	3.46%
Loans (2) (3)	220,100	3,277	5.99%	234,208	3,421	5.86%
Total interest-earning assets (1)	307,227	3,666	4.92%	327,580	3,869	4.85%

Noninterest-earning assets, net of allowance for loan losses	39,470			16,716
Total assets	$346,697			$344,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$125,566	$125	0.40%	$120,082	$147	0.49%
Time deposits less than $100,000	20,699	37	0.72%	21,525	51	0.95%
Time deposits $100,000 or more	49,452	87	0.71%	62,650	185	1.18%
Total interest-bearing deposits	195,807	249	0.51%	204,257	383	0.75%
Term debt	—	—	—%	2,423	31	5.13%
Junior subordinated deferrable interest debentures	3,093	30	3.90%	3,093	28	3.63%
Total interest-bearing liabilities	198,900	279	0.56%	209,773	442	0.85%

Noninterest bearing deposits	108,023			91,308
Other liabilities	3,880			3,233
Total liabilities	310,803			304,314
Shareholders’ equity	35,894			39,982
Total liabilities and shareholders’ equity	$346,697			$344,296

Net interest income and margin (1)		$3,387	4.56%		$3,427	4.30%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $129 and $2 interest received on nonaccrual loans for the three month periods ended June 30, 2012 and 2011, respectively. There was $1 and $57 interest reversed on loan transferred to nonaccrual status for the periods ended June 30, 2012 and 2011, respectively.
(3)	Interest income on loans includes amortized loan fees, net of costs, of $120 and $129 for 2012 and 2011, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended June 30, 2012 and 2011.

Index

Changes in net interest income due to changes in volumes and rates

	Three months ended June 30, 2012 vs.
	June 30, 2011 due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$(1)	$7	$6
Investment securities
Taxable	(37)	(42)	(79)
Exempt from Federal income taxes	52	(38)	14
Total securities	15	(80)	(65)
Loans	(206)	62	(144)
Total interest income	(192)	(11)	(203)

Decrease in interest expense:
Other interest-bearing deposits	7	(29)	(22)
Time deposits less than $100,000	(2)	(12)	(14)
Time deposits $100,000 or more	(39)	(59)	(98)
Total interest-bearing deposits	(34)	(100)	(134)
Term debt	(31)	—	(31)
Junior subordinated deferrable interest debentures	—	2	2
Total interest expense	(65)	(98)	(163)
Increase (decrease) in net interest income	$(127)	$87	$(40)

(1)      Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.4 million for the three-month periods ended June 30, 2012 and 2011. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to decrease by $127,000 and changes in interest rates on these same accounts caused net interest income to decrease by $87,000.

The increase in net interest income was caused by a reduction in the Company’s cost of funds, which was offset by decreases in both average loan volume and declining yields on investment securities. The average rate paid on interest-bearing liabilities was 0.56% in the 2012 period compared to 0.85% in the 2011 period, a reduction of 19 basis points. Average total interest-bearing liabilities in the 2012 period decreased by $10.9 million or 5% compared to the 2011 period. This included a decrease of $13.9 million or 17% in average time deposits due to maturing time deposits that were not renewed, and a $2.4 million or 100% decrease in average term debt due to scheduled maturities.

Total interest income for the three-month periods ended June 30, 2012 decreased from $3.9 million at June 30, 2011 to $3.7 million at June 30, 2012, a decrease of $203,000 or 5%. Primary cause for the decline in total interest income was reductions in the average loan volume during the quarter, as the impact on interest income from declining yield on investment securities was nearly entirely offset by increased yield on loans. The average yield on interest earning assets increased from 4.85% in the 2011 period to 4.92% in the 2012 an increase of 7 basis points.

The Company’s interest income from loans decreased by $144,000 due to a $14.1 million decrease in average loan volume. The yield on investment securities decreased from 3.46% in the 2011 period to 3.24% in the 2012 period. There was a $3.0 million or 5% decrease in average volume. This resulted in earnings on investment securities to decrease by $65,000.

The Company’s net interest margin on a taxable equivalent basis increased 26 basis points from 4.30% in the three-month period ended June 30, 2011 to 4.56% in the three-month period ended June 30, 2012. The improvement in the Company’s net interest margin was primarily attributable to the decrease in the average cost of funds, offset by the decrease in the yield on average assets.

Index

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was no loan loss provision recorded during the three months ended June 30, 2012 and June 30, 2011. Management determined the provision for loan losses for the period ended June 30, 2012 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans. See the sections below titled “Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended June 30, 2012 and 2011 totaled $461,000 and $334,000, respectively, a decrease of $127,000 or 38%. The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended June 30,
(in thousands)	2012	2011	Increase (Decrease)
Service charges	$175	$177	$(2)
Gain on sale of available-for-sale investment securities, net	124	24	100
Mortgage loan brokerage fees	15	7	8
Earnings on cash surrender value of life insurance policies	82	74	8
Other	65	52	13
Total non-interest income	$461	$334	$127

Service charges decreased by $2,000 due to reductions in NSF and overdrafts. Mortgage loan brokerage fees increased by $8,000 due to increased real estate underwriting fees. The gain on sale of investment securities resulted from sales made to reposition the investment portfolio for interest rate risk management purposes.

Non-Interest Expense

For the quarter ended June 30, 2012, non-interest expense totaled $2.5 million, consistent with the $2.5 million recorded during the second quarter of 2011. Salaries and employee benefits expense increased by $119,000 million mostly due to the expense of stock options granted in the first quarter of 2012. There was a $12,000 or 16% increase in advertising and business development expense that reflected planned expenditures relating to growth initiatives. These were offset by a $43,000 or 30% decrease in FDIC insurance assessments due to reductions in the rate charged to the Bank by the FDIC due to the Dodd-Frank Wall Street Reform and Consumer Protection Act effective on April 1, 2011. There was also a $31,000 or 9% reduction in occupancy and equipment expenses due to reduced levels of maintenance, and a $20,000 or 36% reduction in supplies due to less office expenditures.

Index

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2012 and 2011:

Non-interest expense

	Three Months ended June 30,
(in thousands)	2012	2011	Increase (Decrease)
Salaries and employee benefits	$1,442	$1,323	$119
Occupancy and equipment	317	348	(31)
Data processing	163	156	7
Operations	89	88	1
Professional and legal	89	89	—
Advertising and business development	87	75	12
Telephone and postal	57	52	5
Supplies	36	56	(20)
Assessment and insurance	100	143	(43)
Other expenses	150	154	(4)
Total non-interest expense	$2,530	$2,484	$46

Provision for Income Taxes

The provision for income taxes for the three-month periods ended June 30, 2012 and 2011 was $426,000 and $417,000, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 32.3%, and 32.7%, respectively. The decrease in the effective tax rate was primarily due to a decrease in taxable revenues.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale

	June 30, 2012
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government sponsored entities and agencies	$6,339	$192	$—	$6,531
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	18,782	353	(5)	19,130
Small Business Administration	11,395	212	—	11,607
Obligations of states and political subdivisions	19,223	716	(58)	19,881
Total	$55,739	$1,473	$(63)	$57,149

	December 31, 2011
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government sponsored entities and agencies	$5,868	$177	$(7)	$6,038
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	17,680	352	(15)	18,017
Small Business Administration	12,345	285	—	12,630
Obligations of states and political subdivisions	19,428	644	(52)	20,020
Total	$55,321	$1,458	$(74)	$56,705

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	June 30, 2012		December 31, 2011
Commercial	$38,738	17%	$39,379	17%
Real estate – mortgage (1)	164,980	72	165,686	72
Real estate – construction	15,870	7	19,499	8
Agricultural	3,966	2	3,730	2
Consumer and other	1,575	1	2,051	1
Subtotal	225,129	100%	230,346	100%
Deferred loan fees, net	(338)		(346)
Allowance for loan and lease losses	(5,276)		(5,469)
Total loans, net	$219,515		$224,532

(1) Consists primarily of commercial mortgage loans.

During the six months ended June 30, 2012, loans declined in the category of commercial and real estate – mortgage and construction, and consumer loans. The decline in loans was due to the volume of normal loan paydowns exceeding the volume of new loans originated by the Company and strong competition for quality loans in the Company’s target markets.

Nonperforming Assets

Non-performing loans at June 30, 2012 were comprised of nine customer relationships in nonaccrual status. Non-performing loans decreased during 2012, due to the charge-off of one real estate-mortgage loan, one real estate-construction loan and one commercial loan offset by the transfer of one consumer loan and one real estate-mortgage loan to nonaccrual status.

A summary of nonperforming assets is set forth below:

Dollars in thousands
	June 30, 2012	December 31, 2011	June 30, 2011

Nonperforming Loans	$4,302	$5,646	$8,912
Loans past due 90 days or more and
still accruing	—	—	—
Total nonperforming loans	4,302	5,646	8,912

Other real estate owned	1,505	1,141	—
Total nonperforming assets	$5,807	$6,787	$8,912

Specific Loss Reserve	$818	$528	$1,988
% of nonperforming assets to total loans	2.58%	2.95%	3.72%
Nonperforming loans to total loans	1.96%	2.51%	4.06%
Nonperforming assets to total assets	1.68%	1.85%	2.58%

Index

 Composition of Nonaccrual, Past Due and Restructured Loans

A summary of nonaccrual, restructured and past due loans is set forth below:

Dollars in thousands	June		December
	2012	2011	2011
Nonaccrual	$2,076,968	$5,217,168	$3,614,505
Restructured nonaccrual loans	2,224,869	3,694,700	2,031,624
	$4,301,837	$8,911,868	$5,646,129

Nonaccrual loans to total loans	1.96%	4.06%	2.51%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full. At June 30, 2012, the recorded investment in loans that were considered to be impaired totaled $9.8 million. The specific allowance for loan losses for impaired loans at June 30, 2012 totaled $818,000. At December 31, 2011, the recorded investment in loans that were considered to be impaired totaled $10.8 million. The specific allowance for loan losses for impaired loans at December 31, 2011 totaled $528,000.

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

The allowance for loan and lease losses totaled $5.3 million or 2.35% of total loans at June 30, 2012. This compared to $7.0 million or 2.94% of total loans at June 30, 2011 and $5.5 million or 2.38% at December 31, 2011. The Company recorded $193,000 in net charge-offs during the six months ended June 30, 2012 compared to net recoveries of $108,000 during the six months ended June 30, 2011, and net charge-offs of $1.8 million during the twelve months ended December 31, 2011. The specific loss reserve was $818,000 and $528,000 for the periods ended June 30, 2012 and December 31, 2011, respectively.

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

Index

The following table summarizes the changes in the allowance for loan and lease losses for the periods indicated:

Changes in allowance for loan and lease losses

	Six Months Ended	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2012	June 30, 2011	December 31, 2011

Balance at beginning of period	$5,469	$6,699	$6,699
Charge-offs:
Commercial and agricultural	—	(4)	(1,603)
Real estate mortgage	(319)	—	(158)
Real estate construction	—	—	(192)
Consumer	(1)		—
Total charge-offs	(320)	(4)	(1,953)
Recoveries:
Commercial and agricultural	127	12	23
Real estate mortgage	—	100	100
Real estate construction	—	—	—
Consumer	—	—	—
Total recoveries	127	112	123
Net recoveries/(charge-offs)	(193)	108	(1,830)
Provision for loan losses	—	225	600
Balance at end of period	$5,276	$7,032	$5,469
Net recoveries (charge-offs) to average loans outstanding	-0.087%	0.04%	-0.786%
Average loans outstanding	$222,805	$234,084	$232,698
Ending allowance to total loans outstanding	2.35%	2.94%	2.38%

Premises and Equipment

(in thousands)	June 30, 2012	December 31, 2011

Furniture and equipment	$3,426,518	$3,301,573
Premises	6,131,003	6,115,354
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379
	11,226,242	11,085,648

Less accumulated depreciation and amortization	(3,189,600)	(2,917,672)
Total	$8,036,642	$8,167,976

Depreciation and amortization expense included in occupancy and equipment expense totaled $273,362 and $550,630 for the six-month period ended June 30, 2012 and year ended December 31, 2011.

Index

Deposits

Total deposits were $302.8 million at June 30, 2012, a $13.1 million or 4% decrease from the December 31, 2011 total of $315.9 million. Interest-bearing deposits increased by $11.0 million or 9%. Noninterest bearing deposits decreased by $22.4 million or 17%, and time deposits decreased by $1.7 million or 2%, respectively, during the six month period ended June 30, 2012. There were no brokered deposits at June 30, 2012 or December 31, 2011. The decrease in noninterest-bearing deposits were due to a single large deposit made at end of 2011 that was gradually withdrawn as anticipated.

Total deposits at June 30, 2012 and December 31, 2011 are summarized in the following table:

Deposit Portfolio

(dollars in thousands)	June 30, 2012		December 31, 2011
Non-interest bearing	$106,042	35%	$128,453	41%
Interest bearing	127,366	42	116,372	37
Time deposits	69,350	23	71,052	22
Total	$302,758	100%	$315,877	100%

Federal Home Loan Bank Borrowings

The Company has utilized borrowings from the FHLB during periods when market conditions for growing the deposit base were unfavorable and for risk management purposes. At June 30, 2012, the Company had no outstanding fixed rate debt from the Federal Home Loan Bank compared to $1.0 million at December 31, 2011. The remaining principal balance of debt matured in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003. The $3.1 million of junior subordinated deferrable interest debentures at June 30, 2012 was unchanged from December 31, 2011. The rate of interest paid on these debentures was 3.90% at June 30, 2012 compared to 3.65% at December 31, 2011.

Capital Resources

The Company’s shareholders’ equity was $36.1 million at June 30, 2012 and $42.5 million at December 31, 2011. The decrease resulted primarily from the $8.1 million repurchase of preferred stock that had been issued under the United States Treasury Capital Purchase Program in 2009 offset by net income of $1.8 million for the six months ended June 30, 2012.

The Company paid a cash dividend to shareholders in June 2012 in the amount of $111,384.

Management considers capital needs as part of its strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s Risk-Based Capital Ratios as of June 30, 2012 and December 31, 2011:

Capital and capital adequacy ratios

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$38,276	11.0%	$44,691	13.1%
Minimum regulatory requirement	$13,868	4.0%	$13,626	4.0%

Valley Business Bank	$38,114	11.0%	$44,648	13.1%
Minimum requirement for “Well- Capitalized” institution	$17,335	5.0%	$17,032	5.0%
Minimum regulatory requirement	$13,862	4.0%	$13,621	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$38,276	15.2%	$44,691	17.6%
Minimum regulatory requirement	$10,083	4.0%	$10,145	4.0%

Valley Business Bank	$38,114	15.1%	$44,648	17.6%
Minimum requirement for “Well- Capitalized” institution	$15,115	6.0%	$15,214	6.0%
Minimum regulatory requirement	$10,077	4.0%	$10,142	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$41,453	16.5%	$45,060	18.9%
Minimum regulatory requirement	$20,165	8.0%	$20,290	8.0%

Valley Business Bank	$41,290	16.4%	$44,931	18.9%
Minimum requirement for “Well- Capitalized” institution	$25,192	10.0%	$25,396	10.0%
Minimum regulatory requirement	$20,154	8.0%	$20,285	8.0%

Index

At June 30, 2012 and December 31, 2011, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation. At June 30, 2012 and December 31, 2011, $3.0 million of trust securities was included in Tier 1 Capital.

On March 21, 2012, pursuant to the American Recovery and Reinvestment Act of 2009 and following receipt of all necessary regulatory approvals, the Company repurchased the Series B and Series C Preferred Stock which was sold to the United States Department of Treasury in January 2009. The purchase price was $8,085,000 comprised of 7,700 shares of Series B Preferred Stock at $1,000 per share and 385 shares of Series C Preferred Stock at $1,000 per share. The Company had no preferred stock remaining after the transaction and made a pro-rated final dividend payment of $41,965 on the transaction date. The amount of preferred stock issued to the Treasury represented approximately 3% of the Company’s risk adjusted assets and served as Tier 1 capital. Accordingly, the impact to the Company’s risk-based capital ratios at June 30, 2012 is a decrease of 260 basis points.

Repurchases

On May 22, 2012, the Company’s Board of Directors authorized a common stock repurchase plan. The plan provides for the repurchase of up to $3,000,000 of the Company’s Common Stock. The number price and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the quarter ended June 30, 2012.

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

ITEM 4 – MINE SAFETY DISCLOSURES

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

VALLEY COMMERCE BANCORP

Date: August 14, 2012	By:	/s/ Allan W. Stone
Allan W. Stone
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/Roy O. Estridge
Roy O. Estridge, Chief Financial Officer and Chief Operating Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

