Form 10-Q
period 2012-09-30
Valley Commerce Bancorp
filed 2012-11-14
CIK 1302244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51949

VALLEY COMMERCE BANCORP

(Name of small business issuer as specified in its charter)

California	46-1981399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s Common Stock was 2,784,593 as of November 14, 2012.

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

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$31,843,399	$60,421,044
Available-for-sale investment securities, at fair value (Notes 3 and 11)	55,831,000	56,705,000
Loans, less allowance for loan and lease losses of $5,193,852 at September 30, 2012 and $5,468,758 at December 31, 2011 (Note 4, 5, and 11)	228,200,861	224,531,870
Bank premises and equipment, net	7,918,597	8,167,976
Cash surrender value of bank-owned life insurance	7,921,419	7,693,480
Other real estate owned	1,140,547	1,140,547
Accrued interest receivable and other assets	7,092,505	7,860,783
Total assets	$339,948,328	$366,520,700
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$105,968,329	$128,453,106
Interest-bearing	189,396,041	187,424,263
Total deposits	295,364,370	315,877,369
Accrued interest payable and other liabilities	4,327,420	4,044,919
Short-term debt	—	1,000,000
Junior subordinated deferrable interest debentures	3,093,000	3,093,000
Total liabilities	302,784,790	324,015,288
Commitments and contingencies (Note 6)
Shareholders’ equity:
Serial preferred stock - no par value; 10,000,000 shares authorized, issued and outstanding – none at September 30, 2012 and 7,700 shares class B and 385 shares class C at December 31, 2011 (Note 4)	—	7,898,800
Common stock - no par value; 30,000,000 shares authorized; issued and outstanding – 2,784,593 shares at September 30, 2012 and December 31, 2011	27,704,938	27,534,291
Retained earnings	8,346,229	6,257,800
Accumulated other comprehensive income, net of taxes (Note 3)	1,112,371	814,521
Total shareholders’ equity	37,163,538	42,505,412
Total liabilities and shareholders’ equity	$339,948,328	$366,520,700

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Interest Income:
Interest and fees on loans	$3,265,028	$3,571,222	$9,838,590	$10,504,252
Interest on investment securities:
Taxable	165,654	243,019	538,509	713,956
Exempt from Federal income taxes	180,863	176,645	589,526	500,338
Interest on deposits in banks	16,913	16,377	61,822	50,310
Total interest income	3,628,458	4,007,263	11,028,447	11,768,856
Interest Expense:
Interest on deposits	235,920	391,074	738,026	1,171,661
Interest on term debt	5	30,121	173	92,830
Interest on junior subordinated deferrable interest debentures	29,688	28,072	89,369	83,914
Total interest expense	265,613	449,267	827,568	1,348,405
Net interest income before provision for loan losses	3,362,845	3,557,996	10,200,879	10,420,451
Provision for loan losses	—	150,000	—	375,000
Net interest income after provision for loan losses	3,362,845	3,407,996	10,200,879	10,045,451
Non-Interest Income:
Service charges	170,141	178,366	523,808	524,664
Gain on sale of available-for-sale investment securities, net	—	106,677	152,224	144,143
Gain on sale of other real estate	1,208	—	1,208	—
Mortgage loan brokerage fees	38,974	14,434	59,976	43,553
Earnings on cash surrender value of life insurance policies	81,365	73,156	249,009	218,998
Other	57,228	60,884	182,634	162,656
Total non-interest income	348,916	433,517	1,168,859	1,094,014
Non-Interest Expense:
Salaries and employee benefits	1,461,406	1,481,013	4,488,822	4,254,011
Occupancy and equipment	354,921	344,857	992,898	1,014,643
Other	683,082	730,304	2,077,412	2,347,226
Total non-interest expense	2,499,409	2,556,174	7,559,132	7,615,880
Income before provision for income taxes	1,212,352	1,285,339	3,810,606	3,523,585
Provision for income taxes	373,000	459,000	1,220,000	1,213,000
Net income	$839,352	$826,339	$2,590,606	$2,310,585
Dividends accrued and discount accreted on preferred shares (Note 10)	—	104,913	93,209	312,433
Net income available to common shareholders	$839,352	$721,426	$2,497,397	$1,998,152
Cash dividends per share	$.04	$—	$.08	$—
Basic earnings per common share (Note 8)	$0.30	$0.26	$0.90	$0.72
Diluted earnings per common share (Note 8)	$0.30	$0.26	$0.89	$0.72

See notes to unaudited condensed consolidated financial statements.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net Income	$839,352	$826,339	$2,590,606	$2,310,585
Other Comprehensive Income:
Unrealized Gains on Investment Securities:
Unrealized holding gains arising during the period, net of income tax expense of $(270,908) and $(736,241) for the nine months ended September 30, 2012 and 2011, respectively and $(197,528) and $(335,897) for the quarters ended September 30, 2012 and 2011, respectively.	282,492	480,377	387,434	1,052,922
Less: Reclassification adjustment for realized gains included in net income, net of related income tax effects of $(62,640)
   and $(59,315) for the nine months ended September 30, 2012 and 2011, respectively and $-0- and $(43,898) for the quarters ended September 30, 2012 and 2011, respectively.
	—	62,779	89,584	84,828
Other Comprehensive Income	282,492	417,598	297,850	968,094
Total Comprehensive Income	$1,121,844	$1,243,937	$2,888,456	$3,278,679

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$2,590,606	$2,310,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	375,000
Increase (decrease) in deferred loan origination fees, net	39,922	(61,856)
Depreciation	411,581	412,592
Gain on sale of available-for-sale investment securities, net	(152,224)	(144,143)
Amortization of premiums on investment securities, net	403,572	311,384
Increase in cash surrender value of bank-owned life insurance	(227,939)	(199,837)
Stock-based compensation expense, net	170,648	102,425
Loss (gain) on disposition of premises and equipment	1,003	(158)
Loss on sale of other real estate	1,208	—
Decrease in accrued interest receivable and other assets	710,678	683,714
Increase in accrued interest payable and other liabilities	74,233	215,418
Net cash provided by operating activities	4,023,288	4,005,124
Cash Flows from Investing Activities:
Proceeds from matured and called available-for-sale investment securities	4,203,288	75,000
Proceeds from sales of available-for-sale investment securities	3,558,372	7,733,086
Purchases of available-for-sale investment securities	(10,228,523)	(23,576,253)
Proceeds from principal repayments from available-for-sale mortgage-backed securities	6,073,921	3,975,946
Redemption (purchase) of Federal Home Loan Bank Stock, net	57,600	(95,600)
Net (increase) decrease in loans	(4,035,719)	6,939,181
Purchase of premises and equipment	(166,205)	(176,646)
Proceeds from sale of premises and equipment	3,000	600
Proceeds from sale of other real estate	325,598	—
Net cash used in investing activities	(2,686,956)	(5,124,686)

Continued on next page.

Index

VALLEY COMMERCE BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Continued)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flows from Financing Activities:
(Decrease) increase in noninterest-bearing and interest-bearing deposits	$(17,966,511)	$6,479,067
Net decrease in time deposits	(2,546,489)	(10,915,298)
Redemption of preferred stock	(8,085,000)	—
Proceed from exercised stock options	—	32,500
Cash dividends paid on preferred stock	(93,209)	(312,433)
Cash dividends paid on common stock	(222,768)	—
Principal payments on short-term debt	(1,000,000)	(257,842)
Cash paid to repurchase fractional shares	—	(2,529)
Net cash used in financing activities	(29,913,977)	(4,976,535)
Decrease in cash and cash equivalents	(28,577,645)	(6,096,097)
Cash and Cash Equivalents at Beginning of Year	60,421,044	32,667,967
Cash and Cash Equivalents at End of Period	$31,843,399	$26,571,870
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$860,618	$1,380,994
Income taxes	$660,000	$845,000

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

2.           BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements of Valley Commerce Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Valley Commerce Bancorp and its wholly owned subsidiary Valley Business Bank (the “Bank”) (collectively, the “Company”). Valley Commerce Trust I, a wholly-owned subsidiary formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method. The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. All adjustments (consisting only of normal recurring adjustments) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2012 and December 31, 2011, the results of its operations for the three and nine month periods ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011 have been included therein.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, however, the Company believes that the following disclosures are adequate to make the information not misleading.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for a full year.

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

On May 22, 2012 the Company declared a $0.04 cash dividend payable on June 28, 2012 for all shareholders of record on June 17, 2012 and on August 21, 2012 the Company declared a $0.04 cash dividend payable on September 27, 2012 for all shareholders of record on September 6, 2012.

Index

3.          AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The investment portfolio consists entirely of investment securities that were classified as available for sale at date of acquisition. The Company has established investment policies that are designed primarily to manage interest rate and liquidity risk, and secondarily to achieve income. Each impaired investment security is evaluated quarterly for other-than-temporary impairment, as described further below.

The amortized cost and estimated fair value of available-for-sale investment securities at the dates indicated consisted of the following:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
U.S. Government sponsored
entities and agencies	$5,592,422	$196,578	$—	$5,789,000
Mortgage-backed securities:
U.S. Government sponsored
entities and agencies	18,150,607	477,393	—	18,628,000
Small Business Administration	10,988,685	356,315	—	11,345,000
Obligations of states and
political subdivisions	19,209,106	885,583	(25,689)	20,069,000
	$53,940,820	$1,915,869	$(25,689)	$55,831,000

Net unrealized gains on available-for-sale investment securities totaling $1,890,180 were recorded, net of $777,809 in income taxes, as accumulated other comprehensive income within shareholders’ equity at September 30, 2012. There were no sales during the three month period ended September 30, 2012. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the nine month period ended September 30, 2012 totaled $3,558,372 and $152,224, respectively. There were no investment securities sold at a loss during the three and nine months ended September 30, 2012 or 2011.

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

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized gains on available-for-sale investment securities totaling $1,384,062 were recorded, net of $569,541 in income taxes, as accumulated other comprehensive income within shareholders’ equity at December 31, 2011. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the three month period ended September 30, 2011 totaled $1,822,656 and $106,677, respectively. Proceeds and gross realized gains from the sale of available-for-sale investment securities for the nine month period ended September 30, 2011 totaled $7,733,086 and $144,143, respectively.

Investment securities with unrealized losses at September 30, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities:
Obligations of states and
political subdivisions	$187,000	$(4,162)	$1,134,000	$(21,527)	$1,321,000	$(25,689)
	$187,000	$(4,162)	$1,134,000	$(21,527)	$1,321,000	$(25,689)

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

Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As of September 30, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had other-than-temporary impairment (OTTI). When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Company’s intent and ability to hold the security to recovery. Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $15,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies. For those bonds that were municipal debt securities, the Company conducted a search for any recent information relevant to the financial condition of the municipality and any applicable municipal bond insurance provider.

Index 3. AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

OTTI that is credit-related is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. An unrealized loss may eventually be realized if it is probable that either (1) the Company will not collect the entire contractual or estimated cash flow from that interest, or (2) the Company lacks the intent and ability to hold the interest until it is expected to recover. As discussed below, the Company’s impairment analysis as of September 30, 2012 resulted in all unrealized losses in the investment portfolio being recognized in other comprehensive income.

Obligations of States and Political Subdivisions

At September 30, 2012, the Company held 51 obligations of states and political subdivision securities of which one was in a loss position for less than twelve months and two were in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company’s investments in obligations of states and political subdivision securities were due to the continued dislocation of the securities market and changes in market interest rates. All of these securities have continued to pay as scheduled despite their impairment due to current market conditions and there has been no observable deterioration in the credit rating or financial performance of the underlying municipality that in the opinion of management would impact the ultimate repayment of the security.

Municipal securities with unrealized losses as of September 30, 2012 are summarized in the table below.

	Book	Market	Unrealized		State		Moody’s	S&P
Description	Value	Value	Loss	Type	Issued	Insurer	Rating	Rating
Du Page County SD	$591,063	$584,000	$(7,063)	GO	IL	AGC	Aa	AA-
Grand Lakes Util Dist	564,464	550,000	(14,464)	GO	TX	AGM	Aa3	AA-
Gonzales USD	191,162	187,000	(4,162)	ZGO	CA	AGM	Aa3	AA-
	$1,346,689	$1,321,000	$(25,689)

The Company has established risk parameters within its investment policy that limits the Company’s exposure to the municipal market and serves to promote diversification and low risk within the municipal segment of the portfolio. Municipal investment purchases are designed primarily to manage interest rate risk and secondarily to achieve income. In addition, the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity. Therefore, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

The amortized cost and estimated fair value of investment securities at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
After one year through five years	4,020,828	4,138,000
After five years through ten years	3,005,286	3,076,000
After ten years	17,775,414	18,644,000
	24,801,528	25,858,000
Investment securities not due at a single
maturity date:
Mortgage-backed securities	29,139,292	29,973,000

	$53,940,820	$55,831,000

There were $36,788,000 and $38,367,000 of investment securities pledged to secure public deposits at September 30, 2012 and December 31, 2011, respectively.

Index

4.          LOANS

Outstanding loans are summarized below, in thousands:

	September 30, 2012	December 31, 2011
Commercial	$39,976,678	$39,379,268
Real estate – mortgage	172,715,551	165,685,966
Real estate – construction	15,178,846	19,499,158
Agricultural	3,909,712	3,730,466
Consumer and other	1,999,533	2,051,455
	233,780,320	230,346,313

Deferred loan fees, net	(385,607)	(345,685)
Allowance for loan and lease losses	(5,193,852)	(5,468,758)
	$228,200,861	$224,531,870

Index

5.          ALLOWANCE FOR LOAN AND LEASE LOSSES

The following tables show the allocation of the allowance for loan and lease losses at September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011 by portfolio segment and by impairment methodology:

As of and for the three months ended September 30, 2012

		Real	Real		Consumer
		Estate -	Estate-		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total
Allowance for Credit Losses
Beginning balance:	$1,687,249	$554,269	$2,915,981	$45,320	$72,914	$5,275,733
Charge-offs	—	—	—	—	(96,156)	(96,156)
Recoveries	14,275	—	—	—	—	14,275
Provision	(50,000)	—	—	—	50,000	—
Ending balance allocated to portfolio segments	$1,651,524	$554,269	$2,915,981	$45,320	$26,758	$5,193,852

As of and for the three months ended September 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total
Allowance for Credit Losses
Beginning balance:	$2,774,394	$798,059	$3,341,076	$45,320	$72,914	$7,031,763
Charge-offs	(1,598,464)	—	—	—	(200)	(1,598,664)
Recoveries	5,234	—	—	—	200	5,434
Provision	150,000	—	—	—	—	150,000
Ending balance allocated to portfolio segments	$1,331,164	$798,059	$3,341,076	$45,320	$72,914	$5,588,533

As of and for the nine months ended September 30, 2012

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total
Allowance for Credit Losses
Beginning balance:	$1,561,397	$640,051	$3,149,076	$45,320	$72,914	$5,468,758
Charge-offs	(950)	(85,782)	(233,095)	—	(96,156)	(415,983)
Recoveries	141,077	—	—	—	—	141,077
Provision	(50,000)	—	—	—	50,000	—
Ending balance allocated to portfolio segments	$1,651,524	$554,269	$2,915,981	$45,320	$26,758	$5,193,852
Individually evaluated
for impairment	$264,136	$133,742	$206,759	$—	$—	$604,637
Collectively evaluated
for impairment	1,387,388	420,527	2,709,222	45,320	26,758	4,589,215
Total	$1,651,524	$554,269	$2,915,981	$45,320	$26,758	$5,193,852
Loans
Ending balance: individually
evaluated for impairment	$2,050,080	$5,812,152	$1,347,286	$—	$—	$9,209,518
Ending balance: collectively
evaluated for impairment	37,926,598	166,903,399	13,831,560	3,909,712	1,999,533	224,570,802
Total	$39,976,678	$172,715,551	$15,178,846	$3,909,712	$1,999,533	$233,780,320

* The negative ending balance is attributable to charge-off of loss exposures that were not present at beginning of the period.

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

As of and for the nine months ended September 30, 2011

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agriculture	Other	Total
Allowance for Credit Losses
Beginning balance:	$2,641,106	$608,792	$3,327,863	$40,409	$80,782	$6,698,952
Charge-offs	(1,602,820)	—	—	—	(200)	(1,603,000)
Recoveries	17,409	99,992	—	—	200	117,601
Provision	275,469	89,275	13,213	4,911	(7,868)	375,000
Ending balance allocated to portfolio segments	$1,331,164	$798,059	$3,341,076	$45,320	$72,914	$5,588,533
Individually evaluated
for impairment	$93,455	$—	$322,432	$—	$—	$415,887
Collectively evaluated
for impairment	1,237,709	798,059	3,018,644	45,320	72,914	5,172,646
Total	$1,331,164	$798,059	$3,341,076	$45,320	$72,914	$5,588,533
Loans
Ending balance: individually
evaluated for impairment	$1,051,718	$6,641,665	$2,900,116	$—	$—	$10,593,499
Ending balance: collectively
evaluated for impairment	44,198,199	162,357,694	19,879,915	4,374,635	2,156,112	232,966,555
Total	$43,146,481	$155,716,029	$16,979,799	$4,374,635	$2,156,112	$222,373,056

As of December 31, 2011

		Real	Real
		Estate -	Estate -		Consumer
	Commercial	Mortgage	Construction	Agricultural	And Other	Total
Allowance for Credit Losses
Individually evaluated
for impairment	$230,074	$169,013	$129,260	$—	$—	$528,347
Collectively evaluated
for impairment	$1,331,323	$471,038	$3,019,816	$72,914	$45,320	$4,940,411
Total	$1,561,397	$640,051	$3,149,076	$72,914	$45,320	$5,468,758
Loans
Individually evaluated
for impairment	$2,021,574	$6,086,817	$2,702,100	$—	$—	$10,810,491
Collectively evaluated
for impairment	$37,357,694	$159,599,149	$16,797,058	$3,730,466	$2,051,455	$219,535,822
Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

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

The following table shows the loan portfolio allocated by management’s internal risk ratings at September 30, 2012 and December 31, 2011:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of September 30, 2012	Commercial	Real Estate – Mortgage	Real Estate – Construction	Agriculture	Consumer and Other	Total
Grade:
Pass	$31,495,552	$146,706,832	$7,453,204	$3,909,712	$1,859,374	$191,424,674
Watch	3,027,519	2,737,675	4,043,524	—	140,159	9,948,877
Special Mention	3,055,512	7,348,183	1,512,378	—	—	11,916,073
Substandard	2,398,095	15,922,861	2,169,740	—	—	20,490,696
Doubtful	—	—	—	—	—	—
Total	$39,976,678	$172,715,551	$15,178,846	$3,909,712	$1,999,533	$233,780,320

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2011	Commercial	Real Estate – Mortgage	Real Estate – Construction	Agriculture	Consumer and Other	Total
Grade:
Pass	$30,098,949	$140,475,243	$7,585,992	$3,730,466	$1,905,542	$183,796,192
Watch	713,005	479,319	8,107,973	—	145,913	9,446,210
Special Mention	5,335,791	7,486,780	1,381,626	—	—	14,204,197
Substandard	3,231,523	17,244,624	2,423,567	—	—	22,899,714
Doubtful	—	—	—	—	—	—
Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio at September 30, 2012 and December 31, 2011:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of September 30, 2012
Commercial:
Commercial and industrial	$2	$—	$941,437	$941,437	$18,766,793	$19,708,230
Commercial lines	—	—	—	—	18,354,339	18,354,339
Commercial guaranteed	—	—	—	—	1,914,109	1,914,109
Agricultural:
Agricultural	—	—	—	—	3,570,841	3,570,841
Agricultural Capital assets	—	—	—	—	338,871	338,871
Real Estate-Construction:
Construction	—	—	—	—	10,044,891	10,044,891
Construction 1-4 family	—	—	—	—	2,384,668	2,384,668
Construction loan others	—	—	531,826	531,826	2,217,461	2,749,287
Real Estate-Mortgage:
Mortgage 1-4 family	—	—	—	—	7,723,097	7,723,097
Real Estate	—	3,117,700	3,117,700	152,646,288	155,763,988
Real Estate – Ag	—	—	—	—	5,627,080	5,627,080
Home Equity loans	—	—	—	—	3,601,386	3,601,386
Consumer and Other:
Auto	—	—	—	—	119,400	119,400
Consumer	—	—	143,256	143,256
Other	—	—	—	—	1,736,877	1,736,877
Total	$—	$—	$4,590,963	$4,590,963	$229,189,357	$233,780,320

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total
As of December 31, 2011
Commercial:
Commercial and industrial	$121,350	$—	$1,005,338	$1,126,688	$18,370,667	$19,497,355
Commercial lines	—	—	—	—	17,900,083	17,900,083
Commercial guaranteed	—	—	—	—	1,981,830	1,981,830
Agricultural:
Agricultural	—	—	—	—	3,221,108	3,221,108
Agricultural Capital assets	—	—	—	—	509,358	509,358
Real Estate-Construction:
Construction	—	—	—	—	13,323,442	13,323,442
Construction 1-4 family	—	—	556,172	556,172	1,735,736	2,291,908
Construction loan others	—	—	1,278,332	1,278,332	2,605,476	3,883,808
Real Estate-Mortgage:
Mortgage 1-4 family	200,000	—	—	200,000	10,062,785	10,262,85
Real Estate	218,970	—	2,806,286	3,025,256	145,824,876	148,850,132
Real Estate – Ag	—	—	—	—	2,889,375	2,889,375
Home Equity loans	—	—	—	—	3,683,674	3,683,674
Consumer and Other:
Auto	—	—	—	—	103,046	103,046
Consumer	9,112	—	—	9,112	347,664	356,776
Other	—	—	—	—	1,591,633	1,591,633
Total	$549,432	$—	$5,646,129	$6,195,560	$224,150,753	$230,346,313

Foregone interest on nonaccrual loans totaled $470,990 and $539,503 for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. Foregone interest on nonaccrual loans totaled $14,355 and $70,767 for the three-month periods ended September 30, 2012, and September 30, 2011, respectively. There were no accruing loans past due 90 days or more at September 30, 2012 or December 31, 2011.

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans as of September 30, 2012 and December 31, 2011:

	Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans as of September 30, 2012
With no related allowance recorded:
Commercial	$1,614,411	$1,656,474	$—
Agriculture	—	—	—
Real estate – mortgage	5,155,383	6,736,029	—
Real estate – construction	531,826	581,480	—
Consumer and other	—	—	—
With an allowance recorded:
Commercial	$435,669	$443,540	$264,136
Agriculture	—	—	—
Real estate – mortgage	656,769	706,872	133,742
Real estate – construction	815,460	1,884,461	206,759
Consumer and other	—	—	—
Total:
Commercial	$2,050,080	$2,100,014	$264,136
Agriculture	—	—	—
Real estate – mortgage	5,812,152	7,442,901	133,742
Real estate – construction	1,347,286	2,465,941	206,759
Consumer and other	—	—	—

	Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans as of December 31, 2011
With no related allowance recorded:
Commercial	$1,542,086	$1,542,086	$—
Agriculture	—	—	—
Real estate – mortgage	5,390,510	6,708,381	—
Real estate – construction	2,473,029	3,832,712	—
Consumer and other	—	—	—
With an allowance recorded:
Commercial	$479,488	$482,274	$230,074
Agriculture	—	—	—
Real estate – mortgage	696,307	722,848	169,013
Real estate – construction	229,071	229,071	129,260
Consumer and other	—	—	—
Total:
Commercial	$2,021,574	$2,024,360	$230,074
Agriculture	—	—	—
Real estate – mortgage	6,086,817	7,431,229	169,013
Real estate – construction	2,702,100	4,061,783	129,260
Consumer and other	—	—	—

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following tables show information related to impaired loans for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$1,787,906	$13,571	$1,945,508	$47,595
Agriculture	—	—	—	—
Real estate – mortgage	5,833,096	21,247	6,799,500	141,727
Real estate – construction	1,010,418	—	927,416	129,389
Consumer and other	—	—	—	—

With an allowance recorded:
Commercial	$642,072	$8,391	$467,240	$17,750
Agriculture	—	—	—	—
Real estate – mortgage	1,715,757	19,800	715,709	10,834
Real estate – construction	1,921,093	24,270	1,915,407	80,318
Consumer and other	—	—	—	—

Total:
Commercial	$2,429,978	$21,962	$2,412,748	$65,345
Agriculture	—	—	—	—
Real estate – mortgage	7,548,853	41,047	7,515,209	152,561
Real estate – construction	2,931,511	24,270	2,842,823	209,707
Consumer and other	—	—	—	—

	For the three months ended September 30, 2011		For the Nine months ended September 30, 2011

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$1,468,923	$831	$1,364,447	$1,750
Agriculture	—	—	—	—
Real estate – mortgage	5,999,987	8,611	7,760,925	19,431
Real estate – construction	3,023,093	26,182	3,022,740	77,977
Consumer and other	—	—

With an allowance recorded:
Commercial	$750,678	$11,795	$96,890	$39,247
Agriculture	—	—	—	—
Real estate – mortgage	1,010,993	16,425	—	49,068
Real estate – construction	1,048,240	2,965	1,047,517	8,759
Consumer and other	—	—	—	—

Total:
Commercial	$2,219,601	$12,626	$1,461,337	$40,997
Agriculture	—	—	—	—
Real estate – mortgage	7,010,980	25,036	7,760,925	68,499
Real estate – construction	4,071,333	29,147	4,070,257	86,736
Consumer and other	—	—	—	—

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

Troubled Debt Restructurings

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof. Of the twelve loans identified as troubled debt restructures at September 30, 2012, two were granted deferral of principal payments, five had interest rate reductions and lengthened amortization, one had deferral of principal payment and a rate reduction, and four were concessions related to below market interest rates. When a troubled loan is restructured it is normally placed in nonaccrual status until it is evident that the borrower will perform in accordance with the modified terms. The Company’s policy is to require satisfactory payments for a minimum of six months before the loan will be considered for reinstatement to accrual status. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

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

A summary of loan modifications that meet the definition of troubled debt restructurings and the related reserves as of September 30, 2012 and December 31, 2011 is set forth below:

	September 30, 2012			December 31, 2011
	No. of Loans	Amount	Specific loan loss reserves	No. of Loans	Amount	Specific loan loss reserves

Nonperforming Loans	5	$2,151,120	$65,710	5	$2,031,624	$85,528
Performing Loans	7	1,846,103	405,185	6	1,809,850	273,806
Total troubled debt restructured loans	12	$3,997,223	$470,895	11	$3,841,474	$359,334

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The following table presents loans by class modified as troubled debt restructuring that occurred during the nine month period ended September 30, 2012:

	Modifications
	During the Nine Months ended September 30, 2012

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	7	$2,037,347	$1,583,472
Real Estate – Mortgage	3	2,133,239	1,598,290
Real Estate-Construction	2	837,058	815,461

Modifications
During the Three Months ended September 30, 2012

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	1	$391,588	$88,588

A loan is considered to be in payment default once it is 90 days past due under the modified terms. There were no payment defaults during the nine months ended September 30, 2012 for loans modified as troubled debt restructurings within the twelve months ended September 30, 2011.

The troubled debt restructurings described above increased specific reserves on impaired loans by $471,000 and resulted in no charge offs during the nine months ended September 30, 2012.

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

Index 5. ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Loans modified during the three and nine month periods ending September 30, 2012 that do not meet the definition of troubled debt restructures are summarized below:

	For the nine months ended	For the three months ended
	September 30, 2012	September 30, 2012

Commercial	$4,934,563	$910,729
Real Estate-Mortgage	2,551,092	2,397,888
Real Estate-Construction	1,509,475	1,509,475
Agricultural	560,000	—
Consumer and Other	82,915	—

Total	$9,638,045	$4,818,092

6.          COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceeding arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole.

In the normal course of business, the Company has various outstanding commitments to extend credit which are not reflected in the financial statements, including loan commitments of $26.5 million and $31.8 million and letters of credit of $485,000 and $475,000 at September 30, 2012 and December 31, 2011.

At September 30, 2012, consumer loan commitments, which are generally unsecured, represent approximately 9% of total commitments. Agricultural loan commitments represent approximately 8% of total commitments and are generally secured by crops and/or real estate. Commercial loan commitments represent approximately 54% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 29% of total commitments and are generally secured by property with a loan-to-value not to exceed 80%. In addition, the majority of the Bank’s commitments have variable interest rates. Total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2012 or December 31, 2011.

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

During the three and nine-month periods ended September 30, 2011, the Company awarded 1,050 and 1,877 shares of restricted stock, respectively. The restricted stock will vest in two-years from the date of grant. There was no restricted stock granted during the 2012 periods.

During the nine-month period ended September 30, 2012, the Company awarded 23,461 incentive stock options and 57,500 nonqualified stock options to its officers and directors, respectively, at an average price of $8.40 per option. There were no options issued during the three month period ended September 30, 2012.

During the nine-month period ended September 30, 2011 there were 2,100 incentive stock options and 8,400 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $7.81 per option. There were no stock options issued in the three month period ended September 30, 2011.

The fair value of each award granted is estimated on the grant date using the Black-Scholes option pricing model. Fair value of the grant is based on the weighted-average assumptions show in the table below.

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Dividend yield	$—	N/A
Expected option life	9.28 years	8.83 years
Expected volatility	50.4%	46.9%
Risk-free interest rate	0.84%	1.23%
Weighted average
fair value of options granted	$4.81	$5.27

The expected life of awards granted represents the period of time that awards are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense is recognized over the vesting period on a straight line accounting basis. Compensation cost related to stock options recognized in operating results was $170,648 and $102,425for the nine month periods ended September 30, 2012 and 2011, respectively. Compensation cost related to stock options recognized in operating results was $38,406 and $17,547 for the three month periods ended September 30, 2012 and 2011, respectively. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flow from financing activities in the statement of cash flows. There were no excess tax benefits during the nine-month periods ended September 30, 2012 or 2011.

Index 7. STOCK BASED COMPENSATION (Continued)

The following table summarizes information about stock option activity for the nine months ended September 30, 2012:

	For the Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Incentive:
Options outstanding at January 1, 2012	45,631	$11.12
Options granted	23,461	8.46
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2012	69,092	10.21	5.89 years	$74,745	(1)
Options vested or expected to vest after September 30, 2012	47,716	10.14	4.45 years	$25,445	(1)
Options exercisable at September 30, 2012	47,097	10.48	4.73 years	$46,087	(1)

Nonstatutory:
Options outstanding at January 1, 2012	68,554	$10.62
Options granted	57,500	8.38
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2012	126,054	9.60	5.89 years	$179,910	(1)
Options vested or expected to vest after September 30, 2012	88,926	8.22	3.45 years	$113,822	(1)
Options exercisable at September 30, 2012	87,770	9.98	4.37 years	$113,822	(1)

(1)	17,943 non-statutory options and 29,519 incentive options are excluded from intrinsic value from table above because the exercise price is greater than the stock price at September 30, 2012.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2012. There were no options exercised during the nine months ended September 30, 2012 and 2011. There were no shares of restricted stock issued during the nine months ended September 30, 2012 and 2,877 during the 2011 period. There were 80,961 and 10,500 options granted during the periods ended September 30, 2012 and 2011, respectively. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $557,430 and $49,119, respectively.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. As of September 30, 2012, there was $267,316 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The cost is expected to be realized over a weighted average period of 1.29 years and will be adjusted for subsequent changes in estimated forfeitures.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net Income:
Net income	$839,352	$826,339	$2,590,606	$2,310,585
Dividends accrued and discounts
accreted on preferred shares	—	104,913	93,209	312,433
Net income allocated to common
shareholders	$839,352	$721,426	$2,497,397	$1,998,152
Earnings Per Share:
Basic earnings per share	$0.30	$0.26	$0.90	$0.72
Diluted earnings per share	$0.30	$0.26	$0.89	$0.72
Weighted Average Number of Shares Outstanding:
Basic shares	2,784,593	2,764,890	2,784,593	2,763,285
Diluted shares	2,801,392	2,771,668	2,792,100	2,770,382

There were 47,462 options excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012, respectively, and 108,909 excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011, respectively, as they were identified as anti-dilutive.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense in the condensed consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2012.

10.         SHAREHOLDERS’ EQUITY

Common Stock

On May 22, 2012, the Company’s Board of Directors authorized a common stock repurchase plan. The plan provides for the repurchase of up to $3,000,000 of the Company’s Common Stock. The number price and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the three or nine months ended September 30, 2012.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$5,789,000	$—	$5,789,000	$—
Mortgage-backed securities:
U.S. Government sponsored agencies – residential	18,628,000	—	18,628,000	—
Small Business Administration	11,345,000	—	11,345,000	—
Obligations of states and political subdivisions	20,069,000	—	20,069,000	—
Total assets measured at fair value	$55,831,000	$—	$55,831,000	$—

	December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$6,038,000	$—	$6,038,000	$—
Mortgage-backed securities:
U.S. Government sponsored agencies – residential	18,017,000	—	18,017,000	—
Small Business Administration	12,630,000	—	12,630,000	—
Obligations of states and political subdivisions	20,020,000	—	20,020,000	—
Total assets measured at fair value	$56,705,000	$—	$56,705,000	$—

Index 11. FAIR VALUE MEASUREMENT (Continued)

During the nine month period ended September 30, 2012 and year ended December 31, 2011, there were no transfers in or out of Levels 1, 2, or 3.

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

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2012 or December 31, 2011.

Assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$808,000	$—	$—	$808,000	$(35,000)
Real estate – mortgage	2,726,000	—	—	2,726,000	(51,000)
Real estate – construction	609,000	—	—	609,000	(78,000)
Consumer and other	—	—	—	—	(96,156)
Other real estate owned	1,141,000	—	—	1,141,000
	$5,284,000	$—	$—	$5,284,000	$(260,156)

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total Gains
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Impaired loans:
Commercial	$1,848,000	$—	$—	$1,848,000	$(397,000)
Real estate – mortgage	1,917,000	—	—	1,917,000	(227,000)
Real estate – construction	1,295,000	—	—	1,295,000	(61,000)
Other real estate owned	1,141,000	—	—	1,141,000	—
	$6,201,000	$—	$—	$6,201,000	$(685,000)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived form properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3. The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals. Impaired loans with current appraisals that have been discounted to liquidation value through additional market research of comparable properties are included in Level 3 due to the inherent uncertainty of the appraisal process. Impaired loans that were included in Level 2 prior to 2012 would now be included in Level 3 based on this rationale. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the

Index 11. FAIR VALUE MEASUREMENT (Continued)

Condensed Consolidated Statement of Income. The recorded investment in impaired loans was $4,748,000 and $5,588,000 with a valuation allowance of $5,889,000 and $6,729,000 at September 30, 2012 and December 31, 2011, respectively.

Other real estate owned (OREO) consists of assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The Company foreclosed one commercial property in December 2011, resulting in $1,140,547 in other real estate owned at September 30, 2012 and December 31, 2011. The Company foreclosed a real estate-construction property in May 2012, and sold it in July 2012.

The Company did not change the methodology used to determine fair value for any financial instruments during 2012. There were no transfers between Level 1, Level 2, or Level 3 fair value measurements during the three months ended September 30, 2012.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$31,843,399	$31,843,399	$—	$—	$31,843,399
Investment securities	55,831,000	—	55,831,000	—	55,831,000
Loans, net	228,200,861	—	—	221,513,297	221,513,297
FHLB stock	1,398,700	—	—	—	N/A
Accrued interest receivable	1,150,030	—	365,187	784,843	1,150,030
Financial liabilities:
Deposits	$295,364,370	189,406,019	105,968,329	—	295,374,348
Junior subordinated deferrable
interest debentures	3,093,000	—	—	835,110	835,110
Accrued interest payable	48,619	—	21,195	27,424	48,619

		Fair Value Measurements at December 31, 2011 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$60,421,044	$60,421,044	$—	$—	$60,421,044
Investment securities	56,705,000	—	56,705,000	—	50,705,000
Loans, net	224,531,870	—	—	221,237,510	221,237,510
FHLB stock	1,456,300	—	—	—	N/A
Accrued interest receivable	1,202,043	—	428,113	773,930	1,202,043
Financial liabilities:
Deposits	$315,877,369	$—	$315,984,361	$—	$315,984,361
Short term debt	1,000,000	—	1,075,000	—	1,075,000
Junior subordinated deferrable
interest debentures	3,093,000	—	—	804,180	804,180
Accrued interest payable	81,669	—	24,192	57,477	81,669

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

Index

12.           RECENT ACCOUNTING DEVELOPMENTS

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 11.

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

The Company earned net income of $839,000, or $0.30 per diluted share for the three months ended September 30, 2012, compared to $826,000 or $0.26 per diluted share for the three months ended September 30, 2011. The Company earned net income of $2.6 million or $0.89 per diluted share, for the nine-month period ended September 30, 2012, compared to $2.3 million, or $0.72 per diluted share, for the nine-month period ended September 30, 2011. The annualized return on average assets was 0.99% for the nine months ended September 30, 2012 and 0.89% for the same period of 2011. The annualized return on average common shareholders’ equity for the nine month periods ended September 30, 2012 and 2011 was 9.04% and 7.70%, respectively. The increase in earnings in the three month periods ended September 30, 2012 was primarily due to decreased provision for loan losses and decreases in interest expense and non-interest expense. The increase in earnings in the nine month period ended September 30, 2012 was primarily due to decreases in provision for loan losses and interest expense, increased non-interest income, and decreased non-interest expense.

At September 30, 2012, the Company’s total assets were $339.9 million, a $26.6 million or 8% decrease from total assets of $366.5 at December 31, 2011, and a decrease of $741,000 or 0.2% compared to September 30, 2011. Total loans were $228.2 million at September 30, 2012, an increase of $3.7 million or 2% compared to December 31, 2011, and an increase of $1.1 million or 0.5% compared to September 30, 2011. The increase in loan volume in both periods was primarily attributable to increases in commercial real estate mortgage loans, offset by decreases in construction loans.

Total deposits were $295.4 million at September 30, 2012, a decrease of $20.5 million or 6% from total deposits of $315.9 million at December 31, 2011, and an increase of $5.5 million or 2% compared to September 30, 2011. The decline in deposits from year end 2011 resulted from the expected outflow of significant non-interest bearing deposits received in December 2011. The Company’s long term growth strategy is based on acquiring core deposits in its local market rather than relying heavily on brokered time deposits or other wholesale funding sources. There were no brokered deposits at September 30, 2012 or December 31, 2011 compared to $9.1 million at September 30, 2011.

At September 30, 2012, the Company’s Leverage Ratio was 11.2% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 15.2% and 16.5%, respectively. At December 31, 2011, the Company’s Leverage Ratio was 13.1% while its Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio were 17.6% and 18.9%, respectively. The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital Ratios at September 30, 2011 were 12.7%, 17.5% and 18.8%, respectively. The Company’s capital ratios decreased during the nine months ended September 30, 2012 primarily due to the repurchase of $8.1 million of preferred stock issued under the U.S. Treasury Capital Purchase Program offset by net income earned during the period.

Index

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the nine-month periods indicated:

	Average balances and weighted average yields and costs
	Nine Months ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$30,543	$62	0.27%	$26,578	$50	0.25%
Available-for-sale investment securities:
Taxable	36,836	538	1.95%	40,920	715	2.34%
Exempt from Federal income taxes (1)	19,216	589	6.20%	16,035	500	6.32%
Total securities (1)	56,052	1,127	3.41%	56,955	1,215	3.46%
Loans (2) (3)	225,644	9,839	5.82%	233,148	10,504	6.02%
Total interest-earning assets (1)	312,239	11,028	4.85%	316,681	11,769	5.08%

Noninterest-earning assets, net of allowance for loan losses	37,091			29,067
Total assets	$349,330			$345,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$124,219	$364	0.39%	$121,391	$430	0.47%
Time deposits less than $100,000	20,555	108	0.70%	21,585	152	0.94%
Time deposits $100,000 or more	49,343	266	0.72%	61,249	589	1.29%
Total interest-bearing deposits	194,117	738	0.51%	204,225	1,171	0.77%
Term debt	8	—	—%	2,425	93	5.13%
Junior subordinated deferrable interest debentures	3,093	90	3.89%	3,093	84	3.63%
Total interest-bearing liabilities	197,218	828	0.56%	209,743	1,348	0.86%

Noninterest-bearing deposits	109,565			92,262
Other liabilities	4,269			3,608
Total liabilities	311,052			305,613
Shareholders’ equity	38,278			40,135
Total liabilities and shareholders’ equity	$349,330			$345,748

Net interest income and margin (1)		$10,200	4.49%		$10,421	4.51%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable- equivalent basis by using a marginal tax rate of 34%.
(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $129 and $107 interest received on nonaccrual loans for the nine-month periods ended September 30, 2012 and 2011, respectively. There was $12 and $63 interest reversed on loan transferred to nonaccrual status for the nine-month periods ended September 30, 2012 and 2011, respectively.
(3)	Interest income on loans includes amortized loan fees, net of costs, of $362 and $382 for 2012 and 2011, respectively.

Index

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the nine-month periods ended September 30, 2012 and 2011.

Changes in net interest income due to changes in volumes and rates

	Nine months ended September 30, 2012 vs. September 30, 2011
	due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$7	$5	$12
Investment securities
Taxable	(72)	(105)	(177)
Exempt from Federal income taxes	151	(62)	89
Total securities	79	(167)	(88)
Loans	(338)	(327)	(665)
Total interest income	(252)	(489)	(741)

Increase (decrease) in interest expense:
Other interest bearing deposits	10	(76)	(66)
Time deposits less than $100,000	(7)	(37)	(44)
Time deposits $100,000 or more	(115)	(208)	(323)
Total interest-bearing deposits	(112)	(321)	(433)
Term debt	(93)	—	(93)
Junior subordinated deferrable interest debentures	—	6	6
Total interest expense	(205)	(315)	(520)
Decrease in net interest income	$(47)	$(174)	$(221)

(1)      Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $10.2 million for the nine-month period ended September 30, 2012 compared to $10.4 million for the same period of 2011, a decrease of $221,000 or 2%. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to decrease by $47,000, and changes in interest rates on these same accounts caused net interest income to decrease by $174,000.

The decrease in net interest income was primarily caused by a reduction in investment securities and loan volumes offset by rate reductions on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.56% in the 2012 period compared to 0.86% in the 2011 period, a reduction of 30 basis points. Average total interest-bearing liabilities in the 2012 period decreased by $12.5 million or 6% compared to the 2011 period. This included a decrease of $12.9 million or 16% in average time deposits due to maturing time deposits that were not renewed. Average term debt decreased by $2.4 million or 100% due to scheduled maturities.

Total interest income for the nine-month periods ended September 30, 2012 and 2011 was $11.0 million and $11.8 million, respectively, a decrease of $741,000 or 6%, that was primarily attributable to decreased loan volume and investment security yield. Average loans decreased by $7.5 million or 3%. The Company’s interest income from loans decreased by $665,000 due to the impact of the average yield on loans decreasing from 6.02% in the 2011 period to 5.82% in the 2012 period, a change of 20 basis points. The decrease in the average yield on loans was due to older loans with higher rates maturing and being replaced with new loans reflecting the current rate environment. The decrease in average loan yield was primarily due to normal repricing activity. At September 30, 2012, approximately 68% of the Company’s loan portfolio was comprised of variable rate loans of which 49% were at their floor rate.

Index

The yield on investment securities decreased from 3.46% in the 2011 period to 3.41% in the 2012 period due to sales of higher yielding taxable securities offset by purchases of tax exempt securities.

The Company’s net interest margin on a taxable equivalent basis decreased 2 basis points from 4.51% in the nine-month period ended September 30, 2011 to 4.49% in the nine-month period ended September 30, 2012 due to the factors discussed in this section which were largely offsetting.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was no loan loss provision recorded during the nine months ended September 30, 2012 compared to a $375,000 provision for the nine-month period ended September 30, 2011. Management determined the provision for loan losses for the period ended September 30, 2012 after consideration of current economic conditions in the Bank’s primary markets and changes in the volume and valuation of impaired loans. See the sections below titled “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income for the nine-month periods ended September 30, 2012 and 2011 totaled $1.2 million and $1.1 million, respectively, an increase of $75,000 or 7%. The components of non-interest income during each period were as follows:

Non-interest income

	Nine Months ended September 30,
(in thousands)	2012	2011	Increase (Decrease)
Service charges	$524	$525	$(1)
Gain on sale of available-for-sale investment securities	152	144	8
Gain on sale of other real estate	1	—	1
Mortgage loan brokerage fees	60	44	16
Earnings on cash surrender value of life insurance policies	249	219	30
Other	183	162	21
Total non-interest income	$1,169	$1,094	$75

Mortgage loan brokerage fees increased by $16,000 due to increased real estate loan underwriting activity. The gain on sale of investment securities increased by $8,000 as the Company executed planned investment strategies. Earnings on cash surrender value of life insurance policies increased by $30,000 due to the purchase of an additional policy in the latter part 2011. The other category increased by $21,000 due to increased earnings on foreign customer ATM fees.

Index

Non-Interest Expense

For the first nine months of 2012 and 2011, non-interest expense remained constant at $7.6 million. Salaries and employee benefit expense increased by $235,000 or 6% during the nine months ended September 30, 2012 mostly due to the expense of stock options granted in 2012. These increases were offset by a $208,000 or 48% decrease in FDIC insurance assessments. The decline in FDIC insurance expense relates to a change in the FDIC insurance assessment rules as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These new rules broadened the assessment base, but also significantly lowered the assessment rates, causing a net favorable impact on our FDIC insurance premiums. There was also a $22,000 or 2% decrease in occupancy and equipment expense due to reduced levels of maintenance.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2012 and 2011:

Non-interest expense

	Nine Months ended September 30,
(in thousands)	2012	2011	Increase (Decrease)
Salaries and employee benefits	$4,489	$4,254	$235
Occupancy and equipment	993	1,015	(22)
Data processing	479	476	3
Operations	258	264	(6)
Professional and legal	264	274	(10)
Advertising and business development	190	196	(6)
Telephone and postal	168	176	(8)
Supplies	126	158	(32)
Assessment and insurance	225	433	(208)
Other expenses	367	370	(3)
Total non-interest expense	$7,559	$7,616	$(57)

Provision for Income Taxes

The provision for income taxes for the nine-month periods ended September 30, 2012 and 2011 was $1.2 million, for both periods. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 32.0%, and 34.5%, respectively. The decrease in the effective tax rate was primarily due to a decrease in taxable revenues.

Index

Results of Operations for the Three Months Ended September 30, 2012

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields and rates on a taxable-equivalent basis, for the three-month periods indicated:

	Average balances and weighted average yields and costs
	Three Months ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	income/	yield/	Average	income/	yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$24,105	$17	0.28%	$25,486	$16	0.25%
Available-for-sale investment securities:
Taxable	35,378	166	1.87%	41,830	243	2.30%
Exempt from Federal income taxes (1)	19,215	181	5.68%	16,648	177	6.39%
Total securities (1)	54,593	347	3.21%	58,478	420	3.47%
Loans (2) (3)	231,932	3,265	5.60%	231,973	3,571	6.11%
Total interest-earning assets (1)	310,630	3,629	4.77%	315,937	4,007	5.15%

Noninterest-earning assets, net of allowance for loan losses	37,500			30,396
Total assets	$348,130			$346,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Other interest bearing	$126,362	$121	0.38%	$119,841	$131	0.43%
Time deposits less than $100,000	20,024	34	0.68%	20,996	45	0.85%
Time deposits $100,000 or more	48,520	81	0.66%	59,804	215	1.43%
Total interest-bearing deposits	194,906	236	0.48%	200,641	391	0.77%
Term debt	3	—	—%	2,325	30	5.12%
Junior subordinated deferrable interest debentures	3,093	30	3.86%	3,093	28	3.59%
Total interest-bearing liabilities	198,002	266	0.53%	206,059	449	0.86%

Noninterest bearing deposits	109,113			95,054
Other liabilities	4,214			3,936
Total liabilities	311,329			305,049
Shareholders’ equity	36,801			41,284
Total liabilities and shareholders’ equity	$348,130			$346,333

Net interest income and margin (1)		$3,363	4.43%		$3,558	4.58%

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the three-month periods ended September 30, 2012 and 2011.

Index

Changes in net interest income due to changes in volumes and rates

	Three months ended September 30, 2012 vs.
	September 30, 2011 due to change in:
	Average	Average
	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$(1)	$2	$1
Investment securities
Taxable	(37)	(40)	(77)
Exempt from Federal income taxes	41	(37)	4
Total securities	4	(77)	(73)
Loans	(1)	(305)	(306)
Total interest income	2	(380)	(378)

Decrease in interest expense:
Other interest-bearing deposits	7	(17)	(10)
Time deposits less than $100,000	(2)	(9)	(11)
Time deposits $100,000 or more	(40)	(94)	(134)
Total interest-bearing deposits	(35)	(120)	(155)
Term debt	(30)	—	(30)
Junior subordinated deferrable interest debentures	—	2	2
Total interest expense	(65)	(118)	(183)
Increase (decrease) in net interest income	$67	$(262)	$(195)

(1)      Factors contributing to both changes in rate and volume have been attributed to changes in rates.

Net interest income before the provision for loan losses was $3.4 million and $3.6 million for the three-month periods ended September 30, 2012 and 2011, respectively a $195,000 or 5% decrease. Changes in the volumes of the Company’s interest-earning assets and interest-bearing liabilities caused the Company’s net interest income to increase by $67,000 and changes in interest rates on these same accounts caused net interest income to decrease by $262,000.

The decrease in net interest income was primarily caused by decreases in average investment securities volumes and declining yields on loans and investment securities offset by rate reductions on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.53% in the 2012 period compared to 0.86% in the 2011 period, a reduction of 33 basis points. Average total interest-bearing liabilities in the 2012 period decreased by $8.1 million or 4% compared to the 2011 period. This included a decrease of $12.3 million or 15% in average time deposits due to maturing time deposits that were not renewed, and a $2.3 million or 100% decrease in average term debt due to scheduled maturities.

Total interest income for the three-month periods ended September 30, 2012 decreased from $4.0 million at September 30, 2011 to $3.6 million at September 30, 2012, a decrease of $379,000 or 9%. The average yield on interest earning assets decreased from 5.15% in the 2011 period to 4.77% in the 2012 a decrease of 38 basis points.

The Company’s interest income from loans decreased by $306,000 due to the average yield on loans decreasing by 51 basis points, from 6.11% in the 2011 period to 5.60% in the 2012 period, due to older loans with higher rates maturing and being replaced with new loans reflecting the current rate environment. The yield on investment securities decreased from 3.47% in the 2011 period to 3.21% in the 2012 period due to the maturity of higher yielding securities. There was a $903,000 million or 2% decrease in average volume of investment securities that caused net interest to decrease by $73,000.

The Company’s net interest margin on a taxable equivalent basis decreased 15 basis points from 4.58% in the three-month period ended September 30, 2011 to 4.43% in the three-month period ended September 30, 2012. The decline in the Company’s net interest margin was primarily attributable to the decrease in the yield on average assets offset by the decrease in the average cost of funds.

Index

Provision for Loan Losses

The provision for loan losses, which is included in operations to support management’s estimate of the required level of the allowance for loan losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. There was no loan loss provision recorded during the three months ended September 30, 2012 and $150,000 during the three months ended September 30, 2011. Management determined the provision for loan losses for the period ended September 30, 2012 after careful consideration of current economic conditions in the Bank’s primary markets and changes in the volume of impaired loans. See the sections below titled “Allowance for Loan and Lease Losses.”

Non-Interest Income

Non-interest income for the three-month periods ended September 30, 2012 and 2011 totaled $349,000 and $434,000, respectively, a decrease of $85,000 or 20%. The components of non-interest income during each period were as follows:

Non-interest income

	Three Months ended September 30,
(in thousands)	2012	2011	Increase (Decrease)
Service charges	$170	$179	$(9)
Gain on sale of available-for-sale investment securities, net	—	107	(107)
Gain on sale of other real estate	1	—	1
Mortgage loan brokerage fees	39	15	24
Earnings on cash surrender value of life insurance policies	81	73	8
Other	58	60	(2)
Total non-interest income	$349	$434	$(85)

Gain on sale of investment securities decreased by $107,000 in the 2012 period due to the absence of sales.

Service charges decreased by $9,000 due to reductions in NSF and overdraft activity. Mortgage loan brokerage fees increased by $24,000 due to increased real estate underwriting fees.

Non-Interest Expense

For the quarter ended September 30, 2012, non-interest expense totaled $2.5 million, consistent with the $2.6 million recorded during the third quarter of 2011. There was a $19,000 decrease in salaries and employee benefits due to reductions. There was a $19,000 or 27% decrease in advertising and business development expense due to the timing of media buys, and a $26,000 or 22% decrease in FDIC insurance assessments due to the Dodd-Frank Wall Street Reform and Consumer Protection Act that implemented a revised method for calculating assessments. There was a $12,000 or 21% reduction in supplies due to lower usage.

Index

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2012 and 2011:

Non-interest expense

	Three Months ended September 30,
(in thousands)	2012	2011	Increase (Decrease)
Salaries and employee benefits	$1,462	$1,481	$(19)
Occupancy and equipment	355	345	10
Other real estate owned	9	—	9
Data processing	157	154	3
Operations	87	78	9
Professional and legal	81	82	(1)
Advertising and business development	51	70	(19)
Telephone and postal	52	60	(8)
Supplies	44	56	(12)
Assessment and insurance	92	118	(26)
Other expenses	109	112	(3)
Total non-interest expense	$2,499	$2,556	$(57)

Provision for Income Taxes

The provision for income taxes for the three-month periods ended September 30, 2012 and 2011 was $373,000 and $459,000, respectively. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company’s investment in municipal securities and Company-owned life insurance policies whose income is exempt from Federal taxes. In addition, the Company receives certain tax benefits from the State of California Franchise Tax Board for operating and providing loans, as well as jobs, in designated “Enterprise Zones.” The effective tax rates for these periods were 30.8%, and 35.9%, respectively. The decrease in the effective tax rate was primarily due to an increase in tax-exempt income combined with a decrease in taxable revenues.

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

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

Market value of securities available for sale
	September 30, 2012
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government sponsored entities and agencies	$5,592	$197	$—	$5,789
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	18,151	477	—	18,628
Small Business Administration	10,989	356	—	11,345
Obligations of states and political subdivisions	19,209	886	(26)	20,069
Total	$53,941	$1,916	$(26)	$55,831

	December 31, 2011
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Government sponsored entities and agencies	$5,868	$177	$(7)	$6,038
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	17,680	352	(15)	18,017
Small Business Administration	12,345	285	—	12,630
Obligations of states and political subdivisions	19,428	644	(52)	20,020
Total	$55,321	$1,458	$(74)	$56,705

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

(dollars in thousands)	September 30, 2012		December 31, 2011
Commercial	$39,977	17%	$39,379	17%
Real estate – mortgage (1)	172,716	74	165,686	72
Real estate – construction	15,179	6	19,499	8
Agricultural	3,910	2	3,731	2
Consumer and other	1,999	1	2,051	1
Subtotal	233,781	100%	230,346	100%
Deferred loan fees, net	(386)		(345)
Allowance for loan and lease losses	(5,194)		(5,469)
Total loans, net	$228,201		$224,532

(1) Consists primarily of commercial mortgage loans.

During the nine months ended September 30, 2012, loans increased in the category of commercial and real estate – mortgage. The increase was due to Company’s strong efforts to attract quality loans in the Company’s target markets. The decrease in Real estate – construction was due to scheduled maturities, paydowns, reclassifications, to Real-Estate-Mortgage upon funding take-out financing at the time of construction completion.

Nonperforming Assets

Non-performing loans at September 30, 2012 were comprised of nine customer relationships in nonaccrual status. Non-performing loans decreased during 2012, due to the charge-off of one real estate-mortgage loan, one real estate-construction loan and one commercial loan offset by the transfer of one consumer loan and one real estate-mortgage loan to nonaccrual status.

A summary of nonperforming assets is set forth below:

Dollars in thousands
	September 30, 2012	December 31, 2011	September 30, 2011

Nonperforming Loans	$4,591	$5,646	$7,520
Loans past due 90 days or more and
still accruing	—	—	—
Total nonperforming loans	4,591	5,646	7,520

Other real estate owned	1,141	1,141	—
Total nonperforming assets	$5,732	$6,787	$7,520

Specific Loss Reserve	$605	$528	$416
% of nonperforming assets to total gross loans	2.45%	2.95%	3.23%
Nonperforming loans to total net loans	2.01%	2.51%	3.31%
Nonperforming assets to total assets	1.69%	1.85%	2.21%

Index

Composition of Nonaccrual, Past Due and Restructured Loans

A summary of nonaccrual, restructured and past due loans is set forth below:

	September		December
	2012	2011	2011
Nonaccrual	$2,439,842	$5,116,070	$3,614,505
Restructured nonaccrual loans	2,151,121	2,403,659	2,031,624
	$4,590,963	$7,519,729	$5,646,129

Nonaccrual loans to total loans	2.45%	3.23%	2.95%

Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Impaired Loans

A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full. At September 30, 2012, the recorded investment in loans that were considered to be impaired totaled $9.2 million. The specific allowance for loan losses for impaired loans at September 30, 2012 totaled $605,000. At December 31, 2011, the recorded investment in loans that were considered to be impaired totaled $10.8 million. The specific allowance for loan losses for impaired loans at December 31, 2011 totaled $528,000.

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

The allowance for loan and lease losses totaled $5.2 million or 2.23% of total loans at September 30, 2012. This compared to $5.6 million or 2.40% of total loans at September 30, 2011 and $5.5 million or 2.38% at December 31, 2011. The Company recorded $275,000 in net charge-offs during the nine months ended September 30, 2012 compared to $1.5 million during the nine months ended September 30, 2011, and $1.8 million during the twelve months ended December 31, 2011. The specific loss reserve was $605,000 and $528,000 at September 30, 2012 and December 31, 2011, respectively. The general loan loss reserve was $4,589,000 or 1.97% of non-impaired loans and $4,941,000 or 2.15% of non-impaired loans at September 30, 2012 and December 31, 2011, respectively.

As noted above the Company utilizes historical loss rates as a primary factor in calculating the inherent risk of loss of loans in the current loan portfolio. Historical loss rates are analyzed using a risk graded migration analysis covering a rolling twelve quarter period. During the most recent historical analysis performed by management, while the average net charge-off rate remained relatively consistent at 1.05% of average loans, improvements in risk grades within the loan portfolio since December 31, 2011 have resulted in less reserves being required. Specifically, since December 31, 2011, loans graded substandard decreased by $2.4 million or 10.5% and loans graded special mention decreased by $2.3 million or 16.1%. As the reserve rates applied to substandard loans may be substantially greater than the reserve rates applied to pass grade loans, changes in the mix of loan grades can have a significant impact on the calculated amount of required reserves. The improvement in loan risk grades resulted in a reduction in the calculated amount of general loan loss reserves of approximately $450,000 for the nine month period ended September 30, 2012.

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

Index

The following table summarizes the changes in the allowance for loan and lease losses for the periods indicated:

Changes in allowance for loan and lease losses

	Nine Months Ended	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2012	September 30, 2011	December 31, 2011

Balance at beginning of period	$5,469	$6,699	$6,699
Charge-offs:
Commercial and agricultural	—	(1,603)	(1,603)
Real estate mortgage	(319)	—	(158)
Real estate construction	—	—	(192)
Consumer	(97)	—	—
Total charge-offs	(416)	(1,603)	(1,953)
Recoveries:
Commercial and agricultural	141	18	23
Real estate mortgage	—	100	100
Real estate construction	—	—	—
Consumer	—	—	—
Total recoveries	141	118	123
Net recoveries/(charge-offs)	(275)	(1,485)	(1,830)
Provision for loan losses	—	375	600
Balance at end of period	$5,194	$5,589	$5,469
Net recoveries (charge-offs) to average loans outstanding	-0.122%	-0.636%	-0.786%
Average loans outstanding	$225,996	$233,474	$232,698
Ending allowance to total loans outstanding	2.23%	2.40%	2.38%

Premises and Equipment

	September 30, 2012	December 31, 2011

Furniture and equipment	$3,441,439	$3,301,573
Premises	6,133,018	6,115,354
Leasehold improvements	207,342	207,342
Land	1,461,379	1,461,379
	11,243,178	11,085,648

Less accumulated depreciation and amortization	(3,324,581)	(2,917,672)
Total	$7,918,597	$8,167,976

Depreciation and amortization expense included in occupancy and equipment expense totaled $411,581, $412,592 and $550,630 for the nine-month periods ended September 30, 2012 and 2011, and the year ended December 31, 2011. Depreciation and amortization expense included in occupancy and equipment expense totaled $138,219 and $140,197 for the three-month periods ended September 30, 2012 and 2011, respectively.

Index

Deposits

Total deposits were $295.4 million at September 30, 2012, a $20.5 million or 6% decrease from the December 31, 2011 total of $315.9 million. Interest-bearing deposits increased by $4.5 million or 4%. Noninterest bearing deposits decreased by $22.5 million or 18%, and time deposits decreased by $2.5 million or 4%, respectively, during the nine month period ended September 30, 2012. There were no brokered deposits at September 30, 2012 or December 31, 2011. The decrease in noninterest-bearing deposits was due to a single large deposit made at end of 2011 that was gradually withdrawn as anticipated.

Total deposits at September 30, 2012 and December 31, 2011 are summarized in the following table:

Deposit Portfolio
(dollars in thousands)	September 30, 2012		December 31, 2011
Non-interest bearing	$105,968	36%	$128,453	41%
Interest bearing	120,891	41	116,372	37
Time deposits	68,505	23	71,052	22
Total	$295,364	100%	$315,877	100%

Federal Home Loan Bank Borrowings

The Company has utilized borrowings from the FHLB during periods when market conditions for growing the deposit base were unfavorable and for risk management purposes. At September 30, 2012, the Company had no outstanding fixed rate debt from the Federal Home Loan Bank compared to $1.0 million at December 31, 2011. The remaining principal balance of debt matured in January 2012.

Index

Junior Subordinated Deferrable Interest Debentures

Junior subordinated deferrable interest debentures were issued in connection with the Company’s issuance of trust preferred securities for gross proceeds of $3.0 million in the second quarter of 2003. The $3.1 million of junior subordinated deferrable interest debentures at September 30, 2012 was unchanged from December 31, 2011. The rate of interest paid on these debentures was 3.89% at September 30, 2012 compared to 3.65% at December 31, 2011.

Capital Resources

The Company’s shareholders’ equity was $37.2 million at September 30, 2012 and $42.5 million at December 31, 2011. The decrease resulted primarily from the $8.1 million repurchase of preferred stock that had been issued under the United States Treasury Capital Purchase Program in 2009 offset by net income of $2.6 million for the nine months ended September 30, 2012.

The Company paid cash dividends to shareholders in June 2012 and September 2012 in the amount of $111,384, for each period.

Management considers capital needs as part of its strategic planning process. The ability to obtain capital is dependent upon the capital markets as well as the Company’s performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table summarizes the Company’s Risk-Based Capital Ratios as of September 30, 2012 and December 31, 2011:

Capital and capital adequacy ratios

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$39,051	11.2%	$44,691	13.1%
Minimum regulatory requirement	$13,925	4.0%	$13,626	4.0%

Valley Business Bank	$38,878	11.2%	$44,648	13.1%
Minimum requirement for “Well- Capitalized” institution	$17,407	5.0%	$17,032	5.0%
Minimum regulatory requirement	$13,918	4.0%	$13,621	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$39,051	15.2%	$44,691	17.6%
Minimum regulatory requirement	$10,275	4.0%	$10,145	4.0%

Valley Business Bank	$38,878	15.1%	$44,648	17.6%
Minimum requirement for “Well- Capitalized” institution	$15,403	6.0%	$15,214	6.0%
Minimum regulatory requirement	$10,269	4.0%	$10,142	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$42,287	16.5%	$45,060	18.9%
Minimum regulatory requirement	$20,549	8.0%	$20,290	8.0%

Valley Business Bank	$42,112	16.4%	$44,931	18.9%
Minimum requirement for “Well- Capitalized” institution	$25,672	10.0%	$25,396	10.0%
Minimum regulatory requirement	$20,538	8.0%	$20,285	8.0%

Index

At September 30, 2012 and December 31, 2011, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

Trust preferred securities are included in Tier 1 Capital subject to regulatory limitation. At September 30, 2012 and December 31, 2011, $3.0 million of trust securities was included in Tier 1 Capital.

On March 21, 2012, pursuant to the American Recovery and Reinvestment Act of 2009 and following receipt of all necessary regulatory approvals, the Company repurchased the Series B and Series C Preferred Stock which was sold to the United States Department of Treasury in January 2009. The purchase price was $8,085,000 comprised of 7,700 shares of Series B Preferred Stock at $1,000 per share and 385 shares of Series C Preferred Stock at $1,000 per share. The Company had no preferred stock remaining after the transaction and made a pro-rated final dividend payment of $41,965 on the transaction date. The amount of preferred stock issued to the Treasury represented approximately 3% of the Company’s risk adjusted assets and served as Tier 1 capital. Accordingly, the impact to the Company’s risk-based capital ratios at September 30, 2012 is a decrease of 260 basis points.

Repurchases

On May 22, 2012, the Company’s Board of Directors authorized a common stock repurchase plan. The plan provides for the repurchase of up to $3,000,000 of the Company’s Common Stock. The number price and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the three or nine months ended September 30, 2012.

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

VALLEY COMMERCE BANCORP

Date: November 14, 2012	By:	/s/ Allan W. Stone
Allan W. Stone
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Roy O. Estridge
Roy O. Estridge, Chief Financial Officer and Chief Operating Officer

Index

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

