Form 10-K
period 2012-12-31
Valley Commerce Bancorp
filed 2013-03-29
CIK 1302244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year December 31, 2012
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

As of June 30, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant was $30,630,523 million based on the average bid and asked price reported to the Registrant on that date of $11.00 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2013
Common Stock, no par value	2,815,036 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1 – BUSINESS

General

Valley Commerce Bancorp (the “Company,” “we” or “us”) was incorporated on February 2, 2002 as a California corporation. The Company is the holding company for Valley Business Bank (the “Bank”), a California state chartered bank based in Visalia California. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). Our executive offices are located at 701 West Main Street, Visalia, California 93291. The Company’s website is located at www.valleybusinessbank.net.

The BHC Act requires us to obtain the prior approval of the FRB before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to the acquisition, we would own or control, directly or indirectly, more than 5% of the voting shares of that bank.

As a bank holding company, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiary, with the exception of certain activities which, in the opinion of the FRB, are so closely related to banking or to managing or controlling banks as to be incidental to banking. In addition, we are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the FRB approves the acquisition.

At December 31, 2012, the Company had one banking subsidiary, the Bank. The Company’s principal source of income is dividends from the Bank. The cash outlays of the Company, including operating expenses and debt service costs, as well as any future cash dividends paid to Company shareholders if and when declared by the Board of Directors, costs of repurchasing Company stock, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank. Other sources of cash include settlement of intercompany transactions and funds received from exercise of stock options.

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

At December 31, 2012, the Company’s assets totaled $360.9 million. As of December 31, 2012, the Company had a total of 83 employees and 80 full time equivalent employees, including the employees of the Bank.

On November 20, 2012, the Board of Directors of Valley Commerce Bancorp, approved a resolution to deregister the Company’s common stock with the Securities and Exchange Commission (the “SEC”) and terminate the Company’s reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”. The deregistration decision was made pursuant to the Jumpstart Our Business Startups Act or JOBS Act signed into law on April 5, 2012 which allows bank holding companies with 2,000 or fewer shareholders of record to deregister. The deregistration action is expected to become effective in the first quarter of 2013. Once effective, the Company’s obligation to file certain reports with the SEC under the Exchange Act, including annual reports on Form 10-K. Quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, will be immediately suspended.

This Annual Report on Form 10-K and other reports filed under the Securities Exchange Act of 1934 with the SEC will be accessible on the Company’s website, www.valleybusinessbank.net, as soon as practicable after the Company files the document with the SEC. These reports are also available through the SEC’s website at www.sec.gov.

The Bank. As a California state-chartered bank that is not a member of the Federal Reserve Bank , Valley Business Bank is subject to primary supervision, examination and regulation by the Federal Deposit Insurance Corporation (the “FDIC”), the California Department of Financial Institutions (the “DFI”) and is subject to applicable regulations of the FRB. The Bank’s deposits are insured by the FDIC to applicable limits. As a consequence of the extensive regulation of commercial banking activities in California and the United States, banks are particularly susceptible to changes in California and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Bank Lending Activities. The Bank originates primarily commercial mortgage loans, secured and unsecured commercial loans and construction loans. It also originates a small number of consumer and agricultural loans and brokers single-family residential loans to other mortgage lenders. The Bank targets small businesses, professionals and commercial property owners in its market area for loans. It attracts and retains borrowers primarily on the basis of personalized service, responsive handling of their needs, local promotional activity, and personal contacts by officers, directors and staff. The majority of loans bear interest at adjustable rates tied to the Valley Business Bank prime rate, which is administered by management and will not necessarily change at the same time or by the same amount as the prevailing national prime rate. At December 31, 2012, Valley Business Bank’s prime rate was 1% higher than the prevailing national prime rate as published in the Wall Street Journal. The remaining loans in the Bank’s portfolio either bear interest at adjustable rates tied to the national prime rate or are priced with fixed rates or under custom pricing programs. For customers whose loan demands exceed the Bank’s lending limits, the Bank seeks to make those loans and concurrently sell participation interests in them to other lenders.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or in relation to the overall business of the Bank. At December 31, 2012 approximately 80% of the Bank’s loan portfolio consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate, while 18% of the loan portfolio was comprised of commercial loans for which repayment is expected to come from the underlying cash flows of the borrower’s business operation.   Currently, the business activities of the Bank are mainly concentrated in Tulare County, California. Consequently, the results of operations and financial condition of the Bank are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Bank’s operations in this area of California exposes it to potentially greater risk than other banking companies with a wider geographic base.

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

Other Bank Services. The Bank offers Internet banking services, including electronic payments as well as remote deposit capture and mobile banking. The Bank also offers courier services, safe deposit boxes, and other customary bank services. The Bank provides certain services such as international banking transactions to its customers through correspondent banks. Bank management is continually engaged in the evaluation of products and services to enable the Bank to retain and improve its competitive position. The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.

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

Despite a very competitive banking environment and a weakened economy, the Company’s total assets grew from $340.2 million at December 31, 2009, to $360.8 million at December 31, 2012, an increase of 6%. The Company’s success in marketing to its target customers are primarily responsible for this growth.

The Company’s significant balance sheet components for the last four years are detailed further in the following table:

	December 31,
(dollars in 000’s)	2012	2011	2010	2009
Total assets	$360,879	$366,521	$341,421	$340,172
Loans, net	227,260	224,532	234,304	234,823
Deposits	315,484	315,877	294,278	294,282
Shareholders’ equity	37,903	42,505	38,750	36,869

As of June 30, 2012 (date of latest available statistics from FDIC), there were 16 commercial banks and savings associations with a total of 66 offices in Tulare County. On this same date, the Company’s market share of FDIC-insured deposits in Tulare County was approximately 7.21% of the total $3.4 billion in deposits. The Company believes that it can gain additional market share in its principal market of Tulare County while it works to expand its core customer base in the metropolitan Fresno area.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

•          Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act also requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness

•          Source of Strength Requirement. The Dodd-Frank Act codified the FRB’s long-standing “source of strength” policy, requiring that a bank holding company serve as a source of financial strength for any subsidiary bank.

•          Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits as in the past. Assessment rates would be reduced to a range of 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (“well capitalized” and CAMELS I or II) up to 30 to 45 basis points for banks in the highest risk category. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

On October 3, 2008, Congress adopted the Emergency Economic Stabilization Act (“EESA”), including a Troubled Asset Relief Program (“TARP”). TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”). The American Recovery and Reinvestment Act of 2009 was signed into law on February 17, 2009 and imposed additional restrictions and requirements on TARP participants. The Company elected to participate in the CPP by issuing (i) 7,700 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 385 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series C stock, (the “Warrant Preferred” or “Series C Preferred Stock”) for a combined purchase price of $7,700,000. The Treasury exercised the Warrant immediately upon issuance, acquiring 385 shares of Series C Preferred Stock. Cumulate dividends accrued on the Series B Preferred Stock at the rate of 5% per annum for the first five years and 9% dividends thereafter. Cumulative dividends accrued on the Series C Preferred Stock at the rate of 9% per annum. On March 21, 2012, the Company repurchased all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock from Treasury for a total of $8,126,965, which includes the aggregate redemption price of $8,085,000 plus accrued but unpaid dividends of $41,965.

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

Under certain circumstances, the FDIC may determine that the capital ratios for a bank must be maintained at levels which are higher than the minimum levels required by the guidelines. A bank that does not achieve and maintain required capital levels may be subject to supervisory action by the FDIC through the issuance of a capital directive to ensure the maintenance of required capital levels. In addition, the Bank is required to meet certain guide-lines of the FDIC concerning the maintenance of an adequate allowance for loan and lease losses.

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

At December 31, 2012, the Company and the Bank have capital ratios that place them in the “well capitalized” category. See Note 11 to the Company’s financial statements included in Item 8 of this Annual Report.

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

In February 2009, the FDIC announced a proposed special emergency assessment of 20 basis points, with the possibility of an additional emergency assessment. The FDIC ultimately adopted a special assessment of 5 basis points times an institution’s assets less its Tier 1 capital, not to exceed 10 basis points times its deposit assessment base. In addition, in December 2009, the FDIC assessed an estimate of the insurance premiums for 2009, 2010 and 2011 totaling $1,617,383. This prepaid amount will be amortized to expense over 2009, 2010 and 2011.

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

ITEM 1A - RISK FACTORS

Deterioration of local real estate values could reduce our profitability. At December 31, 2012, approximately 80% of the Company’s loan portfolio was secured by real estate. There was a rapid increase in real estate values in our market area in recent years which peaked in mid-2007. Subsequently, our market area has experienced significant declines in real estate values. A continued downturn in such values would likely reduce the security for many of our loans and adversely affect the ability of many of our borrowers to repay their loan from us.

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

We are in the process of deregistering under the Exchange Act, which will result in a reduction in the amount and frequency of publicly-available information about us. We are in the process of deregistering our common stock with the SEC and terminating our reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Deregistration of our common stock will result in a reduction in the amount and frequency of publicly-available information about the Company and the Bank because we will no longer be required to file Exchange Act reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. However, the Company and the Bank make regulatory filings that are available at http://www.ffiec.gov and https://cdr/ffiec.gov, respectively, which would continue to be available after the Exchange Act deregistration. Our common stock is quoted on the OTC Bulletin Board, which does not require Exchange Act registration or that we meet the reporting requirements of the Exchange Act. We therefore expect that our common stock will continue to trade on the OTC Bulletin Board following deregistration, but there is no assurance that it will continue to do so.

The trading volume of our common stock is limited. Our common stock is quoted on the OTC Bulletin Board and trading volume is modest. The limited trading market for our common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of our common stock at expected prices, especially for holders seeking to dispose of a large number of our stock.

Preferred Stock

On January 30, 2009, the Company entered into a letter agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 7,700 shares of the Company’s Series B Preferred Stock and a warrant to purchase 385 shares of the Company’s Series C Preferred Stock for a combined purchase price of $7,700,000 and were recorded net of $25,783 in offering costs. The Treasury exercised the warrant immediately upon issuance.

On March 21, 2012, the Company repurchased all of the Series B and Series C Preferred stock from the Treasury for a total of $8,126,965, which includes the redemption of $8,085,000 plus accrued but unpaid dividends of $41,965. The repurchase of the preferred shares terminated the Company’s continuing obligations under the Purchase Agreement.

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

At December 31, 2012, the total net book value of the Company’s land, buildings, leasehold improvements and equipment was approximately $8.0 million. Each of the Company’s facilities is considered to be in good condition and adequately covered by insurance.

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

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “VCBP.OB.” Historically, there has been a limited over-the-counter market for the Company’s common stock. Mcadams-Wright-Ragen Inc and Monroe Securities have acted as market makers for the Company’s common stock. These market makers have no obligation to make a market in the Company’s common stock, and they may discontinue making a market at any time.

The information in the following table indicates the high and low “bid” quotations for the Company’s common stock for each quarterly period since January 1, 2011, and is based upon information provided by market makers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, which have been very sporadic, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. In addition, the quotations have been adjusted for 5% stock dividends paid in June 2011. There were no stock dividends paid in 2012.

	High and low bid quotations
	High	Low
2012
Fourth quarter	$11.21	$10.22
Third quarter	11.21	9.69
Second quarter	9.90	8.42
First quarter	8.86	6.74

2011
Fourth quarter	$6.89	$5.57
Third quarter	8.37	6.65
Second quarter	8.37	8.20
First quarter	8.39	7.03

As of January 29, 2013, there were 350 record holders of the Company’s common stock and approximately 448 beneficial holders.

On May 22, 2012, the Company declared a $0.04 cash dividend payable on June 28, 2012 for all shareholders of record on June 17, 2012 and on August 21, 2012, the Company declared a $0.04 cash dividend payable on September 27, 2012 for all shareholders of record on September 6, 2012. The Company also declared a $0.08 cash dividend on November 20, 2012, payable in December 2012 for all shareholders of record on December 6, 2012.

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

The Company’s ability to pay cash dividends will also depend to a large extent upon the amount of cash dividends paid by the Bank to the Company. The ability of the Bank to pay cash dividends will depend upon its earnings and financial condition. Under California law, a California-chartered bank may pay dividends not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (less any previous dividends; provided, with the prior regulatory approval, a bank may pay dividends not exceeding the greatest of (a) its retained earnings, (b) its net income for the previous fiscal year or (c) its net income for the current fiscal year).

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

Repurchases. On May 22, 2012, the Company’s Board of Directors authorized a common stock repurchase plan. The plan provides for the repurchase of up to $3,000,000 of the Company’s common stock. The number, price, and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the year ended December 31, 2012.

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

Equity Compensation Plan Information

In 1997 and 2007, the Company established Stock Option Plans for which shares of stock are reserved for issuance to employees and directors under incentive and nonstatutory agreements. During 2012, incentive stock options for 5,276 shares of common stock and non-qualified stock options for 25,167 shares of common stock were exercised. There were 26,461 incentive and 65,500 nonqualified stock options granted during 2012. During 2011, there were 13,294 exercised incentive stock options and 6,649 nonqualified stock options exercised. There was 2,100 incentive stock options and 8,400 nonqualified stock options granted.

During the year ended December 31, 2011, there were 2,927 shares of restricted stock awarded. The restricted stock will vest two years from the date of grant. There was no restricted stock issued in 2012.

The information in the following table is provided as of the end of the fiscal year ended December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

Plan category	Column (a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders	183,695	$10.04	3,560
Equity compensation plans not approved by security holders	None	Not applicable.	None

ITEM 6 – SELECTED FINANCIAL DATA

The following table presents a five year summary of selected financial information which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8, Financial Statements, and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7. The financial information contained in the table is unaudited. The results of operations for 2012 are not necessarily indicative of the results of operations that may be expected for future years.

(dollars in thousands	As of and for the year ended December 31,
except share and per share data)	2012	2011	2010	2009	2008
Statement of Income
Interest income	$14,687	$15,643	$16,212	$16,929	$17,784
Interest expense	1,080	1,666	2,619	4,089	5,719
Net interest income	13,607	13,977	13,593	12,840	12,065
Provision for loan losses	—	600	2,050	7,000	1,600
Net interest income after provision for
loan losses	13,607	13,377	11,543	5,840	10,465
Non-interest income	1,489	1,560	1,341	2,037	1,283
Non-interest expense	10,492	10,256	9,778	9,659	9,153
Income (loss) before income taxes (tax benefit)	4,604	4,681	3,106	(1,782)	2,595
Income taxes (tax benefit)	1,371	1,577	943	(1,195)	746
Net income (loss)	3,233	3,104	2,163	(587)	1,849

Per Share Data (1):
Basic earnings (loss) per common share	$1.13	$0.97	$0.65	$(0.34)	$0.68
Diluted earnings (loss) per common share	$1.12	$0.97	$0.65	$(0.34)	$0.67
Cash dividends per common share	$0.16	$—	$—	$—	$—
Book value per common share	$13.46	$12.50	$11.80	$11.17	$11.60
Avg. common shares outstanding-basic	2,788,018	2,768,114	2,698,200	2,732,339	2,724,884
Avg. common shares outstanding-diluted	2,797,835	2,772,771	2,705,070	2,732,339	2,754,466
Total common shares outstanding	2,815,036	2,784,593	2,630,480	2,608,317	2,473,739

Balance Sheet
Available-for-sale
investment securities	$53,001	$56,705	$50,823	$42,566	$42,018
Total loans, net	227,260	224,532	234,304	234,823	226,697
Allowance for loan and lease losses	5,192	5,469	6,699	6,231	3,244
Other real estate owned	—	1,141	—	—	—
Total assets	360,879	366,521	341,421	340,172	306,099
Total deposits	315,484	315,877	294,278	294,282	257,323
Total shareholders' equity	37,903	42,505	38,750	36,869	30,140

Selected Performance Ratios:
Return (loss) on average assets	0.92%	0.90%	0.63%	(0.18%)	0.62%
Return (loss) on average equity	8.47%	7.63%	5.68%	(1.53%)	6.30%
Net interest margin (2)	4.50%	4.55%	4.41%	4.43%	4.52%
Average net loans as a percentage
of average deposits	74.7%	78.8%	81.6%	85.3%	89.7%
Efficiency ratio	69.5%	66.0%	65.5%	64.9%	68.6%

Selected Financial Data (continued)

	As of and for the year ended December 31,
	2012	2011	2010	2009	2008
Selected Asset Quality Ratios:
Nonperforming assets to
total assets	1.2%	1.9%	2.0%	2.2%	1.6%
Nonperforming loans to
total loans	1.9%	2.5%	2.9%	3.1%	2.2%
Net loan charge-offs to
average loans	0.1%	0.8%	0.7%	1.7%	0.1%
Allowance for loan and lease losses
to total loans	2.23%	2.38%	2.78%	2.58%	1.41%
Allowance for loan and lease losses
to nonperforming loans	117.4%	96.8%	98.2%	84.6%	65.7%

Capital Ratios:
Bank
Leverage	11.2%	13.1%	12.0%	11.4%	10.8%
Tier 1 Risk-Based	15.5%	17.6%	16.2%	14.8%	12.6%
Total Risk-Based	16.7%	18.9%	17.4%	16.0%	13.9%
Consolidated
Leverage	11.3%	13.1%	12.1%	11.4%	10.9%
Tier 1 Risk-Based	15.6%	17.6%	16.2%	14.8%	12.7%
Total Risk-Based	16.9%	18.9%	17.5%	16.0%	14.0%

Notes:	(1)	All share and per share data has been retroactively restated to reflect the 5% stock dividends issued in June 2011, June 2009, and June 2008. There was no stock dividend issued in 2010 or 2012.
(2)	Interest income is not presented on a taxable-equivalent basis, however, the net interest margin was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%

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

Results of Operations

Overview

The Company had net income of $3.2 million, or $1.12 earnings per diluted share, for the year ended December 31, 2012, compared to net income of $3.1 million, or $0.97 earnings per diluted share, for the year ended December 31, 2011. The Company had net income of $2.2 million, or $0.65 per diluted share, for the year ended December 31, 2010. The return on average assets was 0.92% for 2012, 0.90% for 2011, and 0.63% for 2010. The return on average shareholders’ equity for 2012, 2011, and 2010 was 8.47%, 7.63%, and 5.68%, respectively.

The increase in earnings for 2012 resulted from the provision for loan losses decreasing from $600 thousand in 2011 to none in 2012. This was partially offset by a decrease in net interest income. Net interest income decreased by $370 thousand due to decreases in volumes and yields on interest earning assets. Non-interest income decreased by $71 thousand due to decreases in gains from the sale of investment securities which were $152 thousand in 2012 compared to $290 thousand in 2011.

The Company’s non-interest expense increased by $236 thousand in 2012 due primarily to a $527 thousand increase in salaries and employee benefits offset by a $231 thousand decrease in FDIC assessments. The ratio of non-interest expense to net operating revenue (efficiency ratio) deteriorated to 69.5% for 2012 when compared to 66.0% for 2011, and 65.5% for 2010. This ratio reflects changes in non-interest expense as well as changes in revenue from interest and non-interest sources.

At December 31, 2012, the Company’s total assets were $360.9 million, a decrease of $5.6 million or 2% compared to December 31, 2011. Total loans, net of the ALLL, were $227.3 million at December 31, 2012, representing an increase of $2.7 million or 1% compared to December 31, 2011. Total deposits decreased $393 thousand or 0.1% from $315.9 at December 31, 2011 to $315.5 million at December 31, 2012.

At December 31, 2012, the Company’s Leverage ratio was 11.3% while its Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratios were 15.6% and 16.9%, respectively. The Leverage, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios at December 31, 2011 were 13.1%, 17.6% and 18.9%, respectively. The decrease in the Company’s capital ratios in 2012 resulted from the repurchase of $8.1 million of preferred stock from the United States Department of Treasury offset by 2012 earnings.

A detailed presentation of the Company’s financial results as of, and for the years ended December 31, 2012, 2011, and 2010 follows.

Net Interest Income

The following table presents the Company’s average balance sheet, including weighted average yields calculated on a daily average basis and rates on a taxable-equivalent basis, for the years indicated:

	Average balances and weighted average yields and rates
	Years ended December 31,
	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Due from banks	$28,574	$82	0.29%	$24,167	$63	0.26%	$28,430	$71	0.25%
Available-for-sale investment securities:
Taxable	36,058	697	1.93%	41,654	938	2.25%	29,090	720	2.48%
Exempt from Federal income taxes	19,173	769	6.08%	17,144	699	6.18%	15,139	628	6.29%
Total securities (1)	55,231	1,466	3.37%	58,798	1,637	3.40%	44,229	1,348	3.78%
Loans (2) (3)	227,617	13,139	5.77%	232,370	13,943	6.00%	243,134	14,793	6.08%
Total interest-earning assets (1)	311,422	14,687	4.84%	315,335	15,643	5.07%	315,793	16,212	5.24%
Noninterest-earning assets, net of allowance for loan and lease losses	38,715			29,125			29,584
Total assets	$350,137			$344,460			$345,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$124,475	$483	0.39%	$120,258	$547	0.45%	$122,509	$709	0.58%
Time deposits less than $100,000	20,377	140	0.69%	21,437	192	0.90%	24,459	339	1.39%
Time deposits $100,000 or more	49,044	339	0.69%	58,616	695	1.19%	70,843	1,296	1.83%
Total interest-bearing deposits	193,896	962	0.50%	200,311	1,434	0.72%	217,811	2,344	1.08%
Short term borrowing	6	—	—	—	—	—	—	—	—
FHLB term borrowing	—	—	—	2,297	119	5.18%	3,078	161	5.23%
Junior subordinated deferrable interest debentures	3,093	118	3.82%	3,093	113	3.65%	3,093	114	3.69%
Total interest-bearing liabilities	196,995	1,080	0.55%	205,701	1,666	0.81%	223,982	2,619	1.17%

Noninterest bearing deposits	110,655			94,582			80,273
Other liabilities	4,335			3,519			3,066
Total liabilities	311,985			303,802			307,321
Shareholders’ equity	38,152			40,658			38,056
Total liabilities and shareholders’ equity	$350,137			$344,060			$345,377

Net interest income and margin (1)		$13,607	4.50%		$13,977	4.55%		$13,593	4.41%

(1)	Interest income is not presented on a taxable-equivalent basis, however, the average yield was calculated on a taxable-equivalent basis by using a marginal tax rate of 34%.
(2)	Nonaccrual loans are included in total loans. Interest income is included on nonaccrual loans only to the extent cash payments have been received. There was $129, $209 and $315 interest received on a cash basis in 2012, 2011 and 2010, respectively. There was $14, $135, and $22 interest income reversed on nonaccrual loans for 2012, 2011, and 2010, respectively.
(3)	Interest income includes net amortized loan fees of $489, $513, and $564 for 2012, 2011, and 2010, respectively.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average earning assets and interest-bearing liabilities (volume) and changes in average interest rates for the years indicated.

Changes in net interest income due to changes in volumes and rates

	2012 vs 2011			2011 vs 2010
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Average	Average		Average	Average
	Volume	Rate (1)	Total	Volume	Rate (1)	Total

(In thousands)
Increase (decrease) in interest income:
Due from banks	$11	$8	$19	$(11)	$3	$(8)
Investment securities
Taxable	(126)	(115)	(241)	311	(93)	218
Exempt from Federal Income taxes	125	(55)	70	126	(55)	71
Total securities	(1)	(170)	(171)	437	(148)	289
Loans	(285)	(519)	(804)	(655)	(195)	(850)
Total interest income	(275)	(681)	(956)	(229)	(340)	(569)

(Decrease) increase in interest expense:
Interest-bearing deposits	19	(83)	(64)	(13)	(149)	(162)
Time deposits less than $100,000	(9)	(43)	(52)	(42)	(105)	(147)
Time certificates $100,000 or more	(113)	(243)	(356)	(224)	(377)	(601)
Total interest-bearing deposits	(103)	(369)	(472)	(279)	(631)	(910)
FHLB term borrowing	(119)	—	(119)	(41)	(1)	(42)
Junior subordinated deferrable interest debentures	—	5	5	—	(1)	(1)
Total interest expense	(222)	(364)	(586)	(320)	(633)	(953)
(Decrease) increase in net interest income	$(53)	$(317)	$(370)	$91	$293	$384

(1) Factors contributing to both changes in rate and volume have been attributed to changes in rates.

2012 compared to 2011. Total interest income decreased $956 thousand from $15.6 million in 2011 to $14.7 million in 2012 due to primarily to a 23 basis point decline in the yield earned on average interest-earning assets and a $3.9 million decrease in average interest earning assets. Average earning assets in 2012 were $311.4 million or 1% less than in 2011 due to decrease of $3.6 million or 6% in average investment securities and a decrease of $4.8 million or 2% in average loans outstanding. The average yield on loans was 5.77% and 6.00% for the years ended December 31, 2012 and 2011, respectively, while the average tax equivalent yield on investment securities was 3.37% and 3.40%, respectively. The decrease in average loans was due primarily to loan repayments in the categories of real estate construction and consumer loans. The decrease in weighted average yield on loans resulted primarily from competitive pressures for high quality loan customers.

Total interest expense decreased $586 thousand or 35% from $1.6 million in 2011 to $1.1 million in 2012. Average total interest-bearing deposits decreased by $6.4 million or 3% in 2012 and average noninterest-bearing deposits increased by $16.1 million or 17% in 2012. During 2012 and in line with market area trends, the Company aggressively lowered the interest rates paid on its interest-bearing deposits compared with rates paid in 2011.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) decreased $119 thousand due to scheduled full repayment of this debt in early 2012.

As noted above, average non-interest bearing deposits increased with average balances of $110.7 million and $94.6 million in 2012 and 2011, respectively. These deposits represented 36% of average total deposits during 2012, compared with 32% of average total deposits during 2011.

Net interest income before provision for loan losses decreased to $13.6 million for 2012 from $14.0 million for 2011, a decrease of $370 thousand or 3%. The Company’s net interest margin on a tax equivalent basis for 2012 was 4.50% compared to 4.55% in 2011. The decrease in net interest income and net interest margin were due to a decrease in the average balances and average yields of investment securities and loans offset by reduced cost of deposits.

2011 compared to 2010. Total interest income decreased $569 thousand from $16.2 million in 2010 to $15.6 million in 2011 due primarily to a 17 basis point decline in the yield earned on average interest-earning assets and decreases in the average volume of loans. Average earning assets in 2011 were $458 thousand or 0.2% less than in 2010. A decrease of $4.3 million or 15% in due from banks and a decrease of $10.8 million or 4% in average loans outstanding were offset by a $14.6 million or 33% increase in average investments. The average yield on loans was 6.00% and 6.08% for the years ended December 31, 2011 and 2010, respectively, while the average tax equivalent yield on investment securities was 3.40% and 3.78%, respectively. The decrease in average loans was due to scheduled loan repayments and to a lessor extent loan charge-offs and foreclosures. The decrease was primarily in the categories of commercial and real-estate construction loans. The decrease in weighted average yield on loans resulted primarily from competitive environment for high quality loans. The decrease in average yield on investment securities resulted from normal portfolio cash overflows being replaced with lower yielding investments.

Total interest expense decreased $953 thousand or 36% from $2.6 million in 2010 to $1.6 million in 2011. Average total interest-bearing deposits decreased by $17.5 million or 8% in 2011 and average noninterest-bearing deposits increased by $14.3 million or 18% in 2011. During 2011 and in line with market area trends, the Company lowered the interest rates paid on its interest-bearing deposits compared with rates paid in 2010.

Interest expense on short-term borrowings from the Federal Home Loan Bank of San Francisco (FHLB) decreased $42 thousand due primarily to average volume of this debt being lowered from $3.1 million in 2010 to $2.3 in 2011. FHLB term borrowing decreased by $781 thousand due to scheduled repayments and maturities. There were no new FHLB term borrowings.

As noted above, non-interest bearing deposits increased with average balances of $94.6 million and $80.3 million in 2011 and 2010, respectively. These deposits represented 32% of average total deposits during 2011, compared with 27% of average total deposits during 2010.

Net interest income before provision for loan losses increased to $14.0 million for 2011 from $13.6 million for 2010, an increase of $384 thousand or 3%. The increase is primarily attributable total interest expense decreasing by $953 thousand in 2011 offset by total interest income increasing by $569 thousand.

The Company’s net interest margin on a tax equivalent basis for 2011 was 4.55% compared to 4.41% in 2010. The 14 basis point increase in net interest margin resulted from the decrease in average cost of average interest-bearing liabilities, offset by the decrease in yield on average interest-bearing assets.

Provision for Loan Losses

The provision for loan losses, which is included in operations to support the required level of the allowance for loan and lease losses, is based on credit experience and management’s ongoing evaluation of loan portfolio risk and economic conditions. The provision for loan and lease losses was $600 thousand in 2011. There was no provision for loan loss recorded during 2012. The decrease in provision for loan losses in 2012 was primarily due to the achievement of a satisfactory level of loss reserves relative to the loan portfolio. See the sections below titled “Nonperforming Assets,” “Impaired Loans” and “Allowance for Loan and Lease Losses.” The Company recorded a provision for loan losses in 2010 of $2.1 million based on management’s assessment of the loan portfolio and related credit quality for that year.

Non-Interest Income

Non-interest income for 2012 totaled $1.5 million compared with $1.6 million in 2011 and $1.3 million in 2010. The components of non-interest income during each year were as follows:

Non-interest income

	Years Ended December 31,			Change during year
(in thousands)	2012	2011	2010	2012	2011
Service charges	$687	$704	$768	$(17)	$(64)
Gain on sale of available-for-sale investment securities	152	290	34	(138)	256
Gain on sale of other real estate	7	2	—	5	2
Mortgage loan brokerage fees	68	55	60	13	(5)
Earnings on cash surrender value of life insurance policies	328	292	295	36	(3)
Other	247	217	184	30	33
Total non-interest income	$1,489	$1,560	$1,341	$(71)	$219

2012 Compared to 2011. Non-interest income decreased by $71 thousand in 2012 as a result of a $152 thousand gain on sale of investment securities in 2012 compared to $290 thousand in 2011 and $17 thousand decrease in service charges compared to 2011, offset by an increase in earnings on cash surrender value of life insurance policies of $36 thousand.

2011 Compared to 2010. Non-interest income increased during 2011 primarily due to an increase in the gain on sale of available-for-sale investment securities which increased by $256 thousand in 2011 as the Company executed planned investment strategies. Income from service charges on deposit accounts decreased by $64 thousand in 2011 due mainly to a $12 thousand decrease in account analysis charges and a decrease of $57 thousand in NSF and overdraft charges based on lower transaction volumes. Earnings on bank-owned life insurance policies decreased by $3 thousand due to a decline in earnings performance. Continued weakness in the residential real estate market caused a $5 thousand decrease in mortgage loan brokerage fees in 2011. These decreases were offset by a $20 thousand increase in other fee income, primarily from loan referrals.

Non-Interest Expense

The following table presents the major components of non-interest expense for the years indicated.

Non-interest expense

	Years Ended December 31,			Change during year
(in thousands)	2012	2011	2010	2012	2011
Salaries and employee benefits	$6,206	$5,679	$5,248	$527	$431
Occupancy and equipment	1,375	1,354	1,334	21	20
Data processing	640	632	641	8	(9)
Assessment and insurance	301	532	712	(231)	(180)
Professional and legal	433	449	439	(16)	10
Operations	349	350	340	(1)	10
Telephone and postal	222	234	234	(12)	—
Advertising and business development	242	280	203	(38)	77
Supplies	180	206	193	(26)	13
Other real estate owned	41	—	—	41	—
Other expenses	503	540	434	(37)	106
Total non-interest expense	$10,492	$10,256	$9,778	$236	$478

2012 Compared to 2011. Non-interest expense in 2012 was $10.5 million, a increase of $236 thousand or 2% over the 2011 total of $10.3 million. The increase resulted from a $527 thousand or 9% increase in salaries and employee benefits due to increases in stock options expense, post retirement benefits expense and normal personnel and salary changes. In addition, there was a $21 thousand or 2% increase in occupancy and equipment expense related to upgrades in the technology platform. These were offset by a $231 thousand or 43% decrease in FDIC insurance expense which reflected adjustments made to implement FDIC’s revised methodology for calculating insurance premiums. Advertising and business development decreased by $38 thousand or 14% due to reduced television advertising in 2012 compared to 2011.

2011 Compared to 2010. Salaries and employee benefits increased by $431 thousand or 8% in 2011 due to increased incentive compensation payments and stock-related compensation expense. Advertising and business development increased by $77 thousand or 38% due to planned marketing expenditures considered necessary to support staff efforts to attract new business customers. Assessment and insurance costs decreased $180 thousand or 25% due to FDIC insurance premiums being calculated using revised methodology that is currently more favorable to the Company.

Provision for Income Taxes

The Company had a provision for income taxes of $1.4 million for 2012 compared to $1.6 million in 2011 and $943 thousand in 2010. The Company’s effective tax rate was 29.8% for 2012 compared to 34.2% and 30.4% in 2011 and 2010, respectively. The decrease in the effective tax rate in 2012 from 2011 is due to an increase in tax exempt income as a percentage of total pre-tax income in 2012 compared to 2011 mostly due to the creation of the San Joaquin Valley enterprise zone. Income tax reductions result from earnings from municipal investment securities, Bank owned life insurance policies and, for California only, enterprise zone tax exempt income and credits.

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

At December 31, 2012 and 2011, all investment securities were classified as available-for-sale. In classifying its investments as available-for-sale, securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income or loss within shareholders’ equity.

The percentage of investment portfolio balances in U.S. Government sponsored entities and agencies, mortgage-backed securities and obligations of states and political subdivisions to total investment securities were 11%, 52% and 37%, respectively, at December 31, 2012 versus, 11%, 54%, and 35%, respectively, at December 31, 2011. The decrease in investment securities during 2012 reflected the Company’s reluctance to purchase investment securities at historically low yields.

The following tables set forth the estimated market value of available-for-sale investment securities at the dates indicated:

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government sponsored entities and agencies	$5,545	$192	$—	$5,737
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	16,413	380	(3)	16,790
Small Business Administration	10,547	354	—	10,901
Obligations of states and political subdivisions	18,696	899	(22)	19,573
Total	$51,201	$1,825	$(25)	$53,001

	December 31, 2011
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government sponsored entities and agencies	$5,868	$177	$(7)	$6,038
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	17,680	352	(15)	18,017
Small Business Administration	12,345	285	—	12,630
Obligations of states and political subdivisions	19,428	644	(52)	20,020
Total	$55,321	$1,458	$(74)	$56,705

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions, credit ratings of the security’s issuer and interest rate fluctuations. For investment securities that are considered impaired, management determines the reason for the unrealized loss by conducting additional research and analytical procedures on each security and whether the Company will be able to collect all amounts due according to the contractual terms. After evaluating the investment portfolio at December 31, 2012, management determined that it was probable that the Company would collect all contractual cash flows from each impaired security. Management further determined that the Company has the intent and ability to hold each impaired security until it is no longer impaired.

The following table summarizes the amounts and distribution of investment securities and their weighted average yields as of December 31, 2012. Expected maturities may differ from contractual maturities where the issuers of the securities have the right to call or prepay obligations without penalty.

	Maturities of securities available for sale
			After one		After five				Securities not
	Within		but within		but within		After		due at a specific
	one year		five years		ten years		ten years		date		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government sponsored entities and agencies	$—	—%	$3,743	1.78%	$1,008	3.84%	$986	3.62%	—	—	$5,737	1.48%
Obligations of states and political subdivisions (1)			341	7.36%	2,085	6.08%	17,147	4.64%	—	—	19,573	5.28%
Mortgage-backed securities:
U.S. Government sponsored entities and agencies	—	—	—	—	—		—	—	16,790	2.68%	16,790	2.68%
Small Business administration	—	—	—	—	—		—	—	10,901	1.57%	10,901	1.57%
Total	$—	—%	$4,084	2.17%	$3,093	5.22%	$18,133	4.35%	$27,691	2.24%	$53,001	3.29%

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

The following table sets forth the breakdown of loans outstanding by type at the dates indicated by amount and percentage of the portfolio:

LOAN PORTFOLIO

(in thousands)	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Commercial	$41,270	18%	$39,379	17%	$46,294	19%	$49,443	21%	$58,325	25%
Real estate – mortgage (1)	170,869	74%	165,686	72%	165,202	68%	162,772	67%	129,267	56%
Real estate – construction	15,522	6%	19,499	8%	23,437	10%	22,582	9%	35,113	15%
Agricultural	3,701	1%	3,731	2%	4,304	2%	4,727	2%	4,011	2%
Consumer and other	1,509	1%	2,051	1%	2,153	1%	1,937	1%	3,566	2%
Subtotal	232,871	100%	230,346	100%	241,390	100%	241,461	100%	230,282	100%
Deferred loan fees, net	(418)		(345)		(387)		(407)		(341)
Allowance for loan losses	(5,193)		(5,469)		(6,699)		(6,231)		(3,244)
Total loans, net	$227,260		$224,532		$234,304		$234,823		$226,697

(1)	Consists primarily of commercial mortgage loans.

Loans outstanding at December 31, 2012 increased by $2.7 million or 1% compared to December 31, 2011. The increase occurred primarily in the categories of commercial and real estate-mortgage loans, offset by a decrease in real estate-construction loans. The increase in loans resulted mostly from the Company’s strong efforts to attract quality loans in the Company’s target markets. The decrease in real estate-construction was due to scheduled maturities, pay-downs, and reclassifications to real estate-mortgage upon funding take-out financing at the time of construction completion.

The following table presents the maturity distribution of the loan portfolio as of December 31, 2012. The table shows the distribution of such loans between those loans with fixed interest rates and those with floating (variable) interest rates. Floating rates generally fluctuate with changes in the prime rate. A majority of the Company’s floating rate loans have rate floors. Management considers the risk associated with fixed interest rate loans in its periodic analysis of interest rate risk.

	Maturity of loans
(in thousands)	Within one year	After one but within five years	After five years	Total

Commercial	$19,110	$15,964	$6,196	$41,270
Real estate – mortgage (1)	45,083	37,149	88,637	170,869
Real estate – construction	6,144	7,064	2,314	15,522
Agriculture	2,133	777	791	3,701
Consumer and other	1,165	309	35	1,509
Total	$73,635	$61,263	$97,973	$232,871

Loans with fixed interest rates	$34,046	$32,275	$32,237	$98,558
Loans with floating interest rates	39,589	28,988	65,736	134,313
Total	$73,635	$61,263	$97,973	$232,871

  (1) Consists primarily of commercial mortgage loans.

Nonperforming Assets

Nonaccrual Loans. There were $4.4 million in nonaccrual loans at December 31, 2012. As of December 31, 2011 there were $5.6 million in nonaccrual loans. As of December 31, 2012 and 2011 the Company had 13 loans totaling $4.9 million and 11 loans totaling $3.8 million considered to be troubled debt restructures, respectively. There were no loans past due 90 days and still accruing interest at December 31, 2012 or 2011. Nonaccrual loans decreased during 2012 due to charge-offs, and borrower repayments.

Other Real Estate Owned (OREO). OREO represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. OREO holdings included one property totaling $1.1 million at December 31, 2011. The property was acquired during 2011 and was comprised of commercial real estate. One additional real estate construction property totaling $364 thousand was acquired during 2012. Both properties were sold during 2012 for a gain of $7 thousand.

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated:

For the Year Ended December 31,

(dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$4,422	$5,646	$6,823	$7,364	$4,934
Loans past due 90 days or more
and still accruing	—	—		—	—
Total nonperforming loans	4,422	5,646	6,823	7,364	4,934
Other real estate owned	—	1,141	—	—	—

Total nonperforming assets	$4,422	$6,787	$6,823	$7,364	$4,934
Interest income forgone on
nonaccrual loans	$567	$523	$743	$435	$74
Interest income recorded on a
cash basis on nonaccrual loans	$129	$211	$—	$37	$52
Nonperforming loans to total
loans	1.95%	2.51%	2.91%	3.14%	2.18%
Nonperforming assets to total
assets	1.23%	1.85%	2.00%	2.16%	1.61%

Generally, loans are placed on nonaccrual status when full collectibility of principal or interest is uncertain or when principal or interest is past due for 90 days (unless the loan is well secured and in the process of collection). At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed from interest income. There was $567 thousand and $523 thousand in foregone interest on nonaccrual loans during the years ended December 31, 2012 and 2011, respectively. Any interest or principal payments received on a nonaccrual loan are normally applied as a principal reduction unless the nonaccrual loan balance is deemed sufficiently collectible for cash payments to be recognized as income. There was $129 thousand interest income recognized on a cash basis for nonaccrual loans during 2012. Interest income recognized on a cash basis for nonaccrual loans totaled $211 thousand and $0 during the years ended December 31, 2011 and 2010, respectively. A nonaccrual loan may be restored to accrual status when none of its principal and interest is past due and unpaid, and certain other factors are satisfied. Classification of a loan as nonaccrual does not necessarily result in principal and interest becoming uncollectible in whole or in part. The Company is actively pursuing collection of all the contractual amounts due for the nonaccrual loans at December 31, 2012. Those collection efforts include but are not limited to identification of additional sources of collateral or borrower cash flows, modification of loan terms, and when necessary the foreclosure and sale of loan collateral.

Impaired Loans. A loan is considered impaired when collection of all amounts due according to the original contractual terms is not probable. The category of impaired loans is not coextensive with the category of nonaccrual loans, although the two categories may overlap in part or in full. At December 31, 2012, 2011, and 2010, the recorded investment in loans that were considered to be impaired totaled, $8.0 million, $10.8 million and $11.5 million, respectively. The specific allowance for loan and lease losses for impaired loans at December 31, 2012, 2011 and 2010 totaled $591 thousand, $528 thousand and $1.8 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 2012, 2011, and 2010 totaled $11.3 million, $11.9 million and $14.0 million, respectively.

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

The ALLL totaled $5.2 million or 2.23% of total loans at December 31, 2012 compared to $5.5 million or 2.38% at December 31, 2011, and $6.7 million or 2.78% at December 31, 2010. The Company’s loan loss provisions recorded during 2011 and 2010 totaled $600 thousand, and $2.1 million, respectively. There was no loan loss provision recorded during 2012. The ALLL as of December 31, 2012, 2011 and 2010 related to specific reserves for impaired loans included approximately $591 thousand, $528 thousand, and $1.6 million, respectively. The remaining amount of the loan loss provisions for each year added to general reserves related to the overall trends in credit quality of the loan portfolio including an increase in the number and amount of classified and past due loans, and deterioration in the general economic environment in the Company’s primary market area. Management believes that the ALLL was adequate at December 31, 2012. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

The following table provides certain information for the years indicated with respect to the Company’s ALLL as well as charge-off and recovery activity.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
(dollars in thousands)
Balance at beginning of period	$5,469	$6,699	$6,231	$3,244	$1,758

Charge-offs:
Commercial	—	1,603	35	3,840	125
Agricultural	—	—	—	—	—
Real estate mortgage	233	158	1,530	173	5
Real estate construction	86	192	—	—	—
Consumer	100	—	28	—	12
Total charge-offs	419	1,953	1,593	4,013	142

Recoveries:
Commercial	143	23	11	—	27
Agricultural	—	—	—	—	—
Real estate mortgage	—	100	—	—	—
Real estate construction	—	—	—	—	—
Consumer	—	—	—	—	1

ToTotal recoveries	143	123	11	—	28

Net charge-offs	276	1,830	1,582	4,013	114
Provision for loan losses	—	600	2,050	7,000	1,600
Balance at end of period	$5,193	$5,469	$6,699	$6,231	$3,244

Net charge-offs to average loans outstanding	0.12%	0.78%	0.65%	1.67%	.05%
Average loans outstanding	$227,979	$233,474	$243,519	$239,428	$219,4311
Ending allowance to total loans outstanding	2.23%	2.38%	2.78%	2.58%	1.41%

Deposits

Deposits are obtained primarily from local businesses and residents. The average deposits and the average rates paid for 2012, 2011, and 2010 are presented in the “Results of Operations” section under the heading “Net Interest Income.” Average total deposits for 2012 were $304.6 million compared to $294.9 million for 2011, an increase of $9.7 million or 3%. Average brokered deposits included in these totals were $6.6 million in 2011 and none in 2012.

The Company has utilized brokered deposits primarily as a way of diversifying its funding sources. Total brokered deposits at December 31, 2010 were $9.2 million. There were no brokered deposits at December 31, 2012 or 2011.

The Company’s deposits decreased from $315.9 million at December 31, 2011 to $315.5 at December 31, 2012, a decrease of $393 thousand or 0.12%. The decrease in deposits was due primarily to an $8.6 million or 6% decrease in non-interest bearing deposits and a $4.3 million or 6% decrease in time deposits offset by a $11.4 million or 10% increase in demand deposits.

The following chart sets forth the distribution of the Company’s average daily deposits for the periods indicated.

	For the Year ended December 31,
	2012		2011		2010
		Average		Average		Average
	Average	Yield/	Average	Yield/	Average	Yield/
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest bearing deposits	$110,655		$94,582		$80,273
Interest-bearing deposits:
Interest bearing demand deposits	36,716	0.38%	36,138	0.42%	39,534	0.53%
Money market accounts	74,391	0.43%	72,103	0.51%	72,887	0.65%
Savings	13,368	0.20%	12,017	0.23%	10,088	0.25%
Time deposits	69,421	0.69%	80,053	1.11%	95,302	1.72%
Total interest-bearing deposits	193,896	0.50%	200,311	0.72%	217,811	1.08%
Total deposits	$304,551		$294,893		$298,084

The following table summarizes by time remaining to maturity, the amount of certificates of deposit issued in amounts of $100,000 or more as of December 31, 2012.

Maturities of certificates of deposit of $100,000 or more
(dollars in thousands)	Balance	Percent of total
Three months or less	$15,844	33%
Over three months through nine months	21,142	45%
Over nine months through twelve months	7,458	16%
Over twelve months	2,751	6%
Total certificates of deposit of $100,000 and more	$47,195	100%

Borrowings

Federal Home Loan Bank. The Company maintains a borrowing relationship with the Federal Home Loan Bank of San Francisco (FHLB) which offers both long-term and short-term borrowing facilities. The Company has qualifying loans as collateral for its borrowing lines as required by FHLB.

At December 31, 2012, term borrowing outstanding from the FHLB totaled $0 compared to $1.0 million at December 31, 2011. There was no new term borrowings during 2012 and the reduction from the prior year was attributable to scheduled principal repayments and maturities. Average total term borrowings from FHLB totaled $2.3 million at an average cost of 5.18% for 2011. There were no FHLB term borrowings for 2012.

There were no short-term borrowings from FHLB at December 31, 2012 or 2011.

Federal Reserve Discount Window. At December 31, 2012, the Bank could borrow approximately 60% of pledged loans from the Federal Reserve Bank of San Francisco. The Bank’s discount window borrowing line was approximately $55.8 million at December 31, 2012 and there were no outstanding borrowings.

Other Borrowing Arrangements. In addition to FHLB and FRB borrowing lines, the Company maintains a short-term unsecured borrowing arrangement with a correspondent bank to meet unforeseen cash needs. This borrowing line totaled $10.0 million at both December 31, 2012 and 2011. The borrowing line is utilized infrequently and there was no balance outstanding at either December 31, 2012 or 2011.

Junior Subordinated Deferrable Interest Debentures. During 2003, the Company formed Valley Commerce Trust I with a capital investment of $93 thousand for the sole purpose of issuing trust preferred securities. During the second quarter of 2003, Valley Commerce Trust I issued trust preferred securities for gross proceeds of $3.0 million and invested this amount plus the $93 thousand of capital proceeds in floating rate junior subordinated deferrable interest debentures issued by the Company. The Subordinated Debentures mature on April 7, 2033 and are repriced quarterly to an interest rate that is the sum of 3-month Libor plus 3.30%. The interest rate at December 31, 2012 and December 31, 2011 was 3.82% and 3.65%, respectively.

Trust preferred securities are includable in the Company’s Tier 1 capital for regulatory purposes subject to certain limitations. The action taken to form Valley Commerce Trust I and issue trust preferred securities was made for the purpose of enhancing the Company’s capital position and to provide for the continued growth of the Bank.

Off-Balance Sheet Items

As of December 31, 2012 and December 31, 2011, commitments to extend credit and letters of credit were the only financial instruments with off-balance sheet risk. As of December 31, 2012 and December 31, 2011, commitments to extend credit totaled $26.5 million and $31.8 million, respectively, and letters of credit totaled $485 thousand and $475 thousand, respectively. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.

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

The Board of Directors regularly reviews the Company’s capital ratios to ensure that capital exceeds the prescribed regulatory minimums and is otherwise adequate to meet future needs. The following table summarizes the Company’s risk-based capital ratios as of December 31, 2012 and December 31, 2011:

Capital and capital adequacy ratios

	Year ended December 31,
	2012		2011
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Leverage Ratio
Valley Commerce Bancorp and Subsidiary	$39,844	11.3%	$44,691	13.1%
Minimum regulatory requirement	$14,102	4.0%	$13,626	4.0%

Valley Business Bank	$39,509	11.2%	$44,648	13.1%
Minimum requirement for “Well- Capitalized” institution	$17,627	5.0%	$17,032	5.0%
Minimum regulatory requirement	$14,095	4.0%	$13,621	4.0%

Tier 1 Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$39,844	15.6%	$44,691	17.6%
Minimum regulatory requirement	$10,222	4.0%	$10,145	4.0%

Valley Business Bank	$39,509	15.5%	$44,648	17.6%
Minimum requirement for “Well- Capitalized” institution	$15,324	6.0%	$15,214	6.0%
Minimum regulatory requirement	$10,216	4.0%	$10,142	4.0%

Total Risk-Based Capital Ratio
Valley Commerce Bancorp and Subsidiary	$43,064	16.9%	$45,060	18.9%
Minimum regulatory requirement	$20,444	8.0%	$20,290	8.0%

Valley Business Bank	$42,727	16.8%	$44,931	18.9%
Minimum requirement for “Well- Capitalized” institution	$25,541	10.0%	$25,356	10.0%
Minimum regulatory requirement	$20,432	8.0%	$20,285	8.0%

At December 31, 2012 and December 31, 2011, all of the Company’s capital ratios were in excess of minimum regulatory requirements, and Valley Business Bank exceeded the minimum requirements of a “well capitalized” institution.

In the second quarter of 2003, Valley Commerce Trust I issued $3.0 million of trust preferred securities. Trust preferred securities are includable in Tier 1 capital, subject to regulatory limitation. At December 31, 2012 and December 31, 2011, the entire $3.0 million was included in Tier 1 capital.

The Company’s average equity as a percentage of average assets was 10.9% for 2012 and 11.8% for 2011. Year-end shareholders’ equity as a percentage of year-end assets was 10.5% and 11.60% at December 31, 2012 and 2011, respectively. Changes in these ratios reflects 2012 income, offset by cash dividends paid on common stock and the repurchase of the Series B and Series C Preferred Stock from the United States Department of Treasury during 2012.

The Company issued a 5% stock dividend in 2011. There was no stock dividend issued during 2012. Stock splits and dividends are not dilutive to capital ratios. The Company paid cash dividends to shareholders in June 2012 and September 2012 in the amount of $111,384 for each period and in December 2012 in the amount of $222,768.

On May 22, 2012, the Company’s Board of Directors authorized a common stock repurchase plan. The plan provides for the repurchase of up to $3.0 million of the Company’s Common Stock. The number price and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the year ended December 2012.

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

The Company has a successful history of establishing and retaining deposit relationships with local business customers. It periodically utilizes collateralized borrowing lines and wholesale funding resources to supplement local deposit growth. These include borrowing lines with FHLB, FRB, and correspondent banks, and utilization of brokered time deposits. At December 31, 2012, the Company had available credit of $60.9 million from the FHLB, $55.8 million from the Federal Reserve Bank, and $10.0 million from correspondent banks.

The Company’s off-balance sheet financing arrangements are primarily limited to commitments to extend credit and standby letters of credit, which totaled $26.5 million and $485 thousand, respectively, at December 31, 2012. Management monitors these arrangements monthly in the overall assessment of the Company’s liquidity needs. The Company has no other off-balance sheet arrangements that are likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The Company does not retain a repurchase option or contingent interest in any of its loan participations.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed below are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Valley Commerce Bancorp and Subsidiary

Visalia, California

We have audited the accompanying consolidated balance sheets of Valley Commerce Bancorp and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California

March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and

Board of Directors

Valley Commerce Bancorp

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of Valley Commerce Bancorp and subsidiary (the “Company”) for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Valley Commerce Bancorp and subsidiary for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
March 30, 2011

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS

Cash and due from banks	$57,573,424	$60,421,044
Available-for-sale investment securities, at fair value (Notes 3 and 4)	53,001,000	56,705,000
Loans, less allowance for loan and lease losses of $5,192,436
in 2012 and $5,468,758 in 2011 (Notes 3, 5, 8, and 10)	227,260,487	224,531,870
Bank premises and equipment, net (Note 6)	7,995,072	8,167,976
Cash surrender value of bank-owned life insurance (Note 15)	7,992,697	7,693,480
Other real estate owned	—	1,140,547
Accrued interest receivable and other assets (Note 13)	7,056,100	7,860,783

Total assets	$360,878,780	$366,520,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$120,900,110	$128,453,106
Interest bearing (Note 7)	194,583,883	187,424,263

Total deposits	315,483,993	315,877,369

Accrued interest payable and other liabilities	4,398,621	4,044,919
Federal Home Loan Bank term borrowing (Note 8)	—	1,000,000
Junior subordinated deferrable interest debentures (Note 9)	3,093,000	3,093,000

Total liabilities	322,975,614	324,015,288

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Serial preferred stock – no par value; 10,000,000
shares authorized; issued and outstanding none in 2012 and
7,700 shares Class B and 385 Class C warrants in 2011	—	7,898,800
Common stock – no par value; 30,000,000 shares
authorized; issued and outstanding 2,815,036
shares in 2012 and 2,784,593 shares in 2011	28,080,655	27,534,291
Retained earnings	8,763,327	6,257,800
Accumulated other comprehensive income, net of taxes (Note 4)	1,059,184	814,521

Total shareholders’ equity	37,903,166	42,505,412

Total liabilities and shareholders’ equity	$360,878,780	$366,520,700

The accompanying notes are an integral part of these consolidated financial statements. 47

VALLEY COMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Interest income:
Interest and fees on loans	$13,139,294	$13,943,059	$14,792,871
Interest on investment securities:
Taxable	697,495	937,597	721,086
Exempt from Federal income taxes	768,742	699,280	627,502
Interest on deposits in banks	81,508	63,140	70,951
Total interest income	14,687,039	15,643,076	16,212,410
Interest expense:
Interest on deposits (Note 7)	961,783	1,434,143	2,343,620
Interest on short-term borrowings (Note 8)	173	118,612	161,088
Interest on junior subordinated deferrable interest
debentures (Note 9)	118,212	113,091	114,236
Total interest expense	1,080,168	1,665,846	2,618,944

Net interest income before provision for loan losses	13,606,871	13,977,230	13,593,466

Provision for loan losses (Note 5)	—	600,000	2,050,000
Net interest income after provision for loan losses	13,606,871	13,377,230	11,543,466
Non-interest income:
Service charges	686,749	703,412	768,489
Gain on sale of available-for-sale investment
securities, net (Note 4)	152,224	289,575	34,103
Gain on sale of other real estate	6,981	—	—
Mortgage loan brokerage fees	68,571	55,418	59,702
Earnings on cash surrender value of life insurance
policies (Note 15)	327,973	292,427	294,734
Other	246,940	218,943	183,958
Total non-interest income	1,489,438	1,559,775	1,340,986
Non-interest expense:
Salaries and employee benefits (Note 5 and 15)	6,205,799	5,678,813	5,248,497
Occupancy and equipment (Note 6 and 10)	1,375,395	1,353,874	1,333,948
Other (Note 12)	2,911,209	3,223,339	3,196,039
Total non-interest expense	10,492,403	10,256,026	9,778,484

Income before provision for income taxes	4,603,906	4,680,979	3,105,968

Provision for income taxes (Note 13)	1,371,000	1,577,000	943,000

Net income	$3,232,906	$3,103,979	$2,162,968
Dividends accrued and discount accreted
on preferred shares	$93,209	$417,344	$420,817
Net income available to common shareholders	$3,139,697	$2,686,635	$1,742,151
Basic earnings per common share (Note 11)	$1.13	$0.97	$0.65
Diluted earnings per common share (Note 11)	$1.12	$0.97	$0.65

The accompanying notes are an integral part of these consolidated financial statements. 48

VALLEY COMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net Income	$3,232,906	$3,103,979	$2,162,968
Other Comprehensive Income:

Unrealized Gains (Losses) on Investment Securities:
Unrealized holding gains (losses) arising during the period	567,965	1,743,559	(42,135)
Less: Reclassification adjustment for
realized gains included in net income	152,224	289,575	34,103
	415,741	1,453,984	(76,238)
Tax effect	(171,078)	(598,314)	31,372
Other Comprehensive Income (Loss)	244,663	855,670	(44,866)
Total Comprehensive Income	$3,477,569	$3,959,649	$2,118,102

The accompanying notes are an integral part of these consolidated financial statements. 49

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

						Accumulated
						Other
						Compre-	Total
	Preferred Stock		Common Stock			hensive	Share-
					Retained	Income (Loss)	holders’
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2010	8,085	$7,744,800	2,608,317	$25,953,290	$3,166,732	$3,717	$36,868,539

Net income					2,162,968		2,162,968
Other comprehensive loss						(44,866)	(44,866)
Dividend and accretion on
preferred stock		77,000			(497,817)		(420,817)
Stock options exercised and related
tax benefit			22,163	146,808			146,808
Stock-based compensation expense				37,060			37,060

Balance, December 31, 2010	8,085	$7,821,800	2,630,480	$26,137,158	$4,831,883	$(41,149)	$38,749,692

Net income					3,103,979		3,103,979
Other comprehensive income						855,670	855,670
Dividend and accretion on
preferred stock		77,000			(494,346)		(417,346)
Stock dividend			131,243	1,181,187	(1,181,187)
Cash paid for fractional shares					(2,529)		(2,529)
Restricted stock granted			2,927
Stock options exercised and related
tax benefit			19,943	117,000			117,000
Stock-based compensation expense				98,946			98,946

Balance, December 31, 2011	8,085	$7,898,800	2,784,593	$27,534,291	$6,257,800	$814,521	$42,505,412

Net income					3,232,906		3,232,906
Other comprehensive income						244,663	244,663
Dividend and accretion
on preferred stock		186,200			(279,409)		(93,209)
Redemption of preferred stock	(8,085)	(8,085,000)					(8,085,000)
Cash dividends $0.16 per
common share					(447,970)		(447,970)
Stock options exercised and related
tax benefit			30,443	272,248			272,248
Stock-based compensation expense				274,116			274,116

Balance, December 31, 2012	—	$—	2,815,036	$28,080,655	$8,763,327	$1,059,184	$37,903,166

The accompanying notes are an integral part of these consolidated financial statements. 50

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from operating activities:
Net income	$3,232,906	$3,103,979	$2,162,968
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	—	600,000	2,050,000
Increase (decrease) in deferred loan origination fees, net	72,058	(40,744)	(20,369)
Depreciation	550,818	550,630	512,359
Gain on sale of available-for-sale investment securities, net	(152,224)	(289,575)	(34,103)
Accretion of investment securities, net	546,447	435,387	322,693
Loss on disposition of premises and equipment	19,886	2,697	9,341
(Increase) decrease in deferred income taxes	(12,000)	1,266,000	(448,000)
Tax benefits on stock-based compensation	(59,639)	(23,199)	(1,682)
Tax benefit from exercise of stock options	(17,924)	—	(21,808)
Increase in cash surrender value of bank owned life insurance	(299,217)	(266,420)	(272,189)
Stock-based compensation expense	274,116	98,946	37,060
Gain from sale of other real estate	(6,981)	—	—
Decrease (increase) in accrued interest receivable and other assets	836,646	(548,954)	1,562,157
Increase in accrued interest payable and other liabilities	182,623	736,692	475,444

Net cash provided by operating activities	5,167,515	5,625,439	6,333,871

Cash flows from investing activities:
Proceeds from matured and called available-for-sale
investment securities	2,225,000	75,000	1,805,000
Proceeds from sales of available-for-sale investment securities	3,558,372	13,312,408	3,558,397
Purchases of available-for-sale investment securities	(10,228,351)	(23,576,460)	(20,718,236)
Proceeds from principal repayments from available-for-sale
mortgage-backed securities	8,170,497	5,615,224	6,733,010
Net (increase) decrease in loans	(3,165,175)	8,072,637	(1,510,978)
Redemption (purchase) of Federal Home Loan Bank stock, net	57,600	(95,600)	(241,700)
Purchase of premises and equipment	(430,300)	(211,215)	(990,482)
Proceeds from sale of premises and equipment	32,500	600	—
Proceeds from sale of other real estate	1,512,028	—	—
Purchase of life insurance policies	—	(800,000)	—

Net cash provided by (used in) investing activities	1,732,171	2,392,594	(11,364,989)

(Continued)

VALLEY COMMERCE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from financing activities:
Net increase in noninterest bearing and
interest-bearing deposits	$3,893,374	$34,177,329	$12,675,112
Net decrease in time deposits	(4,286,750)	(12,577,762)	(12,679,455)
Redemption of preferred stock	(8,085,000)	—	—
Proceeds from exercised stock options	254,325	117,000	125,000
Benefit from exercise of stock options	17,924	—	21,808
Cash dividends paid on preferred stock	(93,209)	(417,344)	(420,817)
Cash dividends paid on common stock	(447,970)	—	—
Net decrease in Federal Home Loan Bank term borrowings	(1,000,000)	(1,561,650)	(1,100,349)
Cash paid to repurchase fractional shares	—	(2,529)	—

Net cash (used in) provided by financing activities	(9,747,306)	19,735,044	(1,378,701)

(Decrease) increase in cash and cash equivalents	(2,847,620)	27,753,077	(6,409,819)
Cash and cash equivalents at beginning of year	60,421,044	32,667,967	39,077,786

Cash and cash equivalents at end of year	$57,573,424	$60,421,044	$32,667,967

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$1,116,686	$1,681,774	$2,661,335
Income taxes	$900,000	$845,000	$780,000

Non-cash Financing Activity:
Net change in accrued dividends on preferred stock	$(51,244)	$3,471	$1,168
Real estate owned acquired through foreclosure	$364,500	$1,140,547	$—

The accompanying notes are an integral part of these consolidated financial statements. 52

VALLEY COMMERCE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF VALLEY COMMERCE BANCORP

On February 2, 2002, Valley Commerce Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Valley Business Bank (the "Bank”) in a bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility to expand and diversify.

The Bank commenced operations in 1996 and operates branches in Visalia, Fresno, Woodlake, Tipton and Tulare. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for all deposit categories. In addition, the Bank participated in the FDIC Transaction Account Guarantee Program (TAGP). Under the program, which expired on December 31, 2012, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC without limitation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (DFA), signed into law on July 27, 2010, includes Section 343, which provided temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC–insured depository institutions. DFA Section 343 began December 31, 2010 and terminated on December 31, 2012. Both TAGP and DFA Section 343 coverage was in addition to and separate from the coverage under FDIC’s general deposit insurance rules.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks with original maturities fewer than 90 days, Federal funds sold, and the Federal Reserve Bank’s interest bearing Excess Balance Account (FRB-EBA) are considered to be cash equivalents. There was no cash held with other federally insured institutions in excess of FDIC insured limits as of December 31, 2012. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, changes in Federal Home Loan Bank term borrowings, and federal funds purchased.

Investment Securities

Investments are classified into one of the following categories:

•      Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

•      Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. As of December 31, 2012 and 2011 the Company did not have any investment securities classified as held-to-maturity or trading.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company's estimate of undiscounted cash flows expected to be collected over the Company's initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected are recognized as an impairment. The Company may not "carry over" or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2012 and 2011, there were no loans being accounted for under this policy method.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance” or “ALLL”) is an estimate of probable credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to loans individually evaluated for impairment and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

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

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

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

Commercial – Commercial loans generally possess more inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses which are subject to market competition and short term changes in economic and business cycles. Debt coverage is provided by business cash flows and economic trends influenced by local economic conditions are closely correlated to the credit quality of these loans.

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

Reserve for Undisbursed Loan Commitments

The Company also maintains a separate reserve for undisbursed loan commitments. Management estimates anticipated losses using historical data and utilization assumptions. The reserve for undisbursed loan commitments totaled $40,000 at December 31, 2012 and 2011, respectively and is included in accrued interest payable and other liabilities on the consolidated balance sheets.

Other Real Estate Owned

Other real estate owned (OREO) consist of assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. The Company foreclosed on one commercial property in December 2011, resulting in $1,140,547 in other real estate owned at December 31, 2011. The Company foreclosed on one real estate construction property in May 2012 for $364,500. Both properties were sold in 2012 for gains totaling $6,981.

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

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank based on the level of borrowings and other factors, and may invest in additional amounts. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2012 and 2011, Federal Home Loan Bank stock totaled $1,398,700 and $1,456,300, respectively. On the consolidated balance sheet, Federal Home Loan Bank stock is included in accrued interest receivable and other assets.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2012 and 2011 will be fully realized and therefore no valuation allowance was recorded.

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

Earnings Per Common Share

Basic earnings per common share (EPS), which excludes dilution, is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Stock-Based Compensation

At December 31, 2012, the Company had two stock-based compensation plans, the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan and the Valley Commerce Bancorp 2007 Equity Incentive Plan, which are more fully described in Note 11.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of tax, on securities available for sale. Accumulated other comprehensive income is recognized as separate components of equity.

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

Adoption of New Financial Accounting Standards

Indemnification asset recognized at the acquisition date

In October 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. When an entity recognized such an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, the guidance requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applies prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Management does not anticipate that the effect of adopting this standard will have a material effect on the Company’s operating results or financial condition.

VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amendment to testing indefinite-lived intangible assets

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Presentment of other Comprehensive Income

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires the comprehensive income to be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in the guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

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

The following methods and assumptions were used by management to estimate the fair value of its financial instruments:

Cash and cash equivalents: For cash and cash equivalents, the carrying amount is estimated to be fair value and are classified as Level 1.

Investment securities: The fair value of investment securities available for sale equals quoted market price, if available. If quoted market prices for identical securities are not available then fair value are estimated by independent sources using pricing models and/or quoted prices of investment securities with similar characteristics or discounted cash flows. The Company has categorized all of its investment securities available-for-sale as level 2, since U.S. Agency MBS are mainly priced in this manner. Changes in fair market value are recorded in other comprehensive income.

Loans and accrued interest receivable: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value resulting in Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exact price.

Federal Home Loan Bank stock: It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Deposits and accrued interest payable: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount resulting in either a Level 2 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates offered at each reporting date by the Bank for certificates with similar remaining maturities resulting in a Level 2 classification. The carrying amount of accrued interest payable approximates its fair value.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

FHLB advances and term borrowings: The fair values of fixed-rate borrowings are estimated by discounting their future cash flows using rates at each reporting date for similar instruments resulting in a Level 2 classification. The fair values of variable rate borrowings are based on carrying value.

Junior subordinated deferrable interest debentures: The fair value of junior subordinated deferrable interest debentures was determined based on the current market value for the like kind instruments of a similar maturity and structure, resulting in a Level 3 classification.

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

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

		Fair Value Measurements at December 31, 2012 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$57,573,424	$57,573,424	$—	$—	$57,573,424
Investment securities	53,001,000	—	53,001,000	—	53,001,000
Loans, net	227,260,487	—	—	221,555,955	221,555,955
FHLB stock	1,398,700	—	—	—	N/A
Accrued interest receivable	1,181,958	—	409,114	772,844	1,181,958
Financial liabilities:
Deposits	$315,483,993	$248,719,232	$66,896,661	—	$315,615,893
Junior subordinated deferrable
interest debentures	3,093,000	—	—	873,773	873,773
Accrued interest payable	45,151	—	18,566	26,585	45,151

		Fair Value Measurements at December 31, 2011 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$60,421,044	$60,421,044	$—	$—	$60,421,044
Investment securities	56,705,000	—	56,705,000	—	56,705,000
Loans, net	224,531,870	—	—	221,237,510	221,237,510
FHLB stock	1,456,300	—	—	—	N/A
Accrued interest receivable	1,202,043	—	428,113	773,930	1,202,043
Financial liabilities:
Deposits	$315,877,369	$244,825,858	$71,158,503	$—	$315,984,361
Short-term borrowings	1,000,000	—	1,075,000	—	1,075,000
Junior subordinated deferrable
interest debentures	3,093,000	—	—	804,180	804,180
Accrued interest payable	81,669	—	24,192	57,477	81,669

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012 and 2011 (dollars in thousands):

Recurring Basis

	December 31, 2012
Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$5,737,000	$—	$5,737,000	$—
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	16,790,000	—	16,790,000	—
Small Business Administration	10,901,000	—	10,901,000	—
Obligations of states and political subdivisions	19,573,000	—	19,573,000	—
Total assets measured at fair value	$53,001,000	$—	$53,001,000	$—

	December 31, 2011
Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt securities:
U.S. Government sponsored entities and agencies	$6,038,000	$—	$6,038,000	$—
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	18,017,000	—	18,017,000	—
Small Business Administration	12,630,000	—	12,630,000	—
Obligations of states and political subdivisions	20,020,000	—	20,020,000	—
Total assets measured at fair value	$56,705,000	$—	$56,705,000	$—

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Fair values for Level 2 available-for-sale investment securities are based on quoted market prices for similar securities. During the years ended December 31, 2012 and 2011, there were no transfers in or out of Levels 1, 2 or 3.

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2012 or December 31, 2011.

Assets measured at fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:

Impaired loans:
Commercial	$758,000	$—	$—	$758,000	$(88,000)
Real estate – mortgage	2,313,000	—	—	2,313,000	(49,000)
Real estate – construction	525,000	—	—	525,000	(75,000)
	$3,596,000	$—	$—	$3,596,000	$(212,000)
	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Total
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:

Impaired loans:
Commercial	$1,848,000	$—	$—	$1,848,000	$(397,000)
Real estate – mortgage	1,917,000	—	—	1,917,000	(227,000)
Real estate – construction	1,295,000	—	—	1,295,000	(61,000)
Other real estate owned	1,141,000	—	—	1,141,000	—
	$6,201,000	$—	$—	$6,201,000	$(685,000)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. Management’s ongoing review of appraisal information may also result in additional discounts or adjustments to the valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. A significant portion of the Bank’s impaired loans are measured using the estimated fair market value of the collateral less the estimated costs to sell. The Company has categorized its impaired loans as level 3. The Bank’s appraisal policy generally requires impaired loans to be appraised at six month intervals. Certain impaired loans with current appraisals have been discounted to liquidation value through additional market research of comparable properties, but are still included in Level 3 due to the inherent uncertainty of the appraisal process. Any fair value adjustments are recorded in the period incurred as provision for loan losses expense on the Consolidated Statement of Income. The recorded investment in impaired loans was $4,187,000 and $5,588,000 with a valuation allowance of $591,000 and $528,000, resulting in additional provision for loan losses of none and $600,000 at December 31, 2012 and December 31, 2011, respectively.

Other real estate owned is based on property appraisals at the time of transfer as appropriate thereafter, less estimated costs to sell. Estimated costs to sell other real estate were based on standard market factors. Management periodically reviews other real estate to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. The recorded investment in other real estate owned at December 31, 2011 was $1,141,000 with no related valuation allowance. There was no other real estate owned at December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012 (dollars in thousands):

	Fair	Valuation	Significant		Range
Description	Value	Technique	Unobservable Input		(Weighted Average)

Impaired Loans:
Commercial	$758	Sales Comparison	a.	Appraiser adjustments on sales comp data	35%-75% (43%)
		Management estimates	b.	Management adjustments for depreciation in values depending on property types

Real Estate Mortgage	$2,313	Sales Comparison	a.	Appraiser required adjustments on sales comparable data and / or applied a discounted cash flow approach as sales data is limited	30%-35% (32%)
		Management estimates	b.	Management adjustments for depreciation in values depending on property types

Real Estate Construction	$525	Sales Comparison	a.	Appraiser adjustments on sales comparable data	31%-31% (31%)
		Management estimates	b.	Management adjustments for depreciation in values depending on property types

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2012 and 2011 consisted of the following:

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:

U.S. Government sponsored entities and agencies	$5,544,809	$192,191	$—	$5,737,000
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	16,413,277	380,508	(3,785)	16,790,000
Small Business Administration	10,547,108	353,892	—	10,901,000
Obligations of states and political subdivisions	18,696,003	898,613	(21,616)	19,573,000
	$51,201,197	$1,825,204	$(25,401)	$53,001,000

Net unrealized gains on available-for-sale investment securities totaling $1,799,803 were recorded, net of $740,619 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2012.

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:

U.S. Government sponsored entities and agencies	$5,867,720	$177,121	$(6,841)	$6,038,000
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	17,680,491	352,314	(15,805)	18,017,000
Small Business Administration	12,345,495	284,505	—	12,630,000
Obligations of states and political subdivisions	19,427,232	643,745	(50,977)	20,020,000
	$55,320,938	$1,457,685	$(73,623)	$56,705,000

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Net unrealized gains on available-for-sale investment securities totaling $1,384,062 were recorded, net of $569,541 in tax liabilities, as accumulated other comprehensive income within shareholders' equity at December 31, 2011.

Proceeds and gross realized gains and losses from the sale of available-for-sale investment securities for the years ended December 31, 2012, 2011 and 2010 are as follow:

	2012	2011	2010
Proceeds	$3,558,372	$13,312,408	$3,558,397
Gross gains	$152,224	$289,575	$34,103
Gross losses	$—	$—	$—

The tax provision related to these realized gains and losses was $62,640, $119,160, and $14,033.

Investment securities with unrealized losses at December 31, 2012 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	1,491,000	(3,785)	—	—	1,491,000	(3,785)
Small Business administration	—	—	—	—	—	—
Obligations of states and political subdivisions	2,026,000	(21,616)	—	—	2,026,000	(21,616)
	$3,517,000	$(25,401)	$—	$—	$3,517,000	$(25,401)

Investment securities with unrealized losses at December 31, 2011 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:

U.S. Government sponsored entities and agencies	$—	$—	$691,000	$(6,841)	$691,000	$(6,841)
Mortgage-backed securities:
U.S. Government sponsored entities and agencies-residential	5,580,000	(15,805)			5,580,000	(15,805)
Small Business administration	—	—	—	—	—	—
Obligations of states and political subdivisions	1,087,000	(5,480)	1,762,000	(45,497)	2,849,000	(50,977)
	$6,667,000	$(21,285)	$2,453,000	$(52,338)	$9,120,000	$(73,623)

VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Residential Mortgage-backed Obligations

At December 31, 2012 the Company held 42 residential mortgage-backed obligations of which two were in a loss position for less than twelve months and none were in a loss position or had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in residential mortgage obligations were caused primarily by limited market liquidity and perceived credit risk on the part of investors. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost of the Company's investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Obligations of states and political subdivisions

At December 31, 2012 the Company held 50 obligations of states and political subdivision securities of which four were in a loss position for less than twelve months and none were in a loss position and had been in a loss position for twelve months or more. Management believes the unrealized losses on the Company's investments in obligations of states and political subdivision securities were due to changes in interest rates and the continued dislocation of the securities market. All of these securities have continued to pay as scheduled despite their impairment due to current market conditions. Because management believes that the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized costs, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Obligations of states and political subdivisions with unrealized losses as of December 31, 2012 are summarized in the table below.

	Amortized	Market	Unrealized		State		Moody’s	S&P
Description	Cost	Value	(Loss)	Type	Issued	Issuer	Rating	Rating

DuPage ILL, HSD	$586,887	$581,495	$(5,392)	GO	IL	AGC	Aaa	AA-
Grand Lakes Util Dist	562,574	548,340	(14,234)	GO	TX	AGC	Aa3	AA-
Mecklenburg, NC	557,560	555,585	(1,975)	G02	NC	NA	Aa	AAA
Rocklin, CA USD	340,647	340,632	(15)	ZGO	CA	FSA	Aa2	AA-

	$2,047,668	$2,026,052	$(21,616)

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$—	$—
After one year through five years	3,979,542	4,084,000
After five years through ten years	3,011,671	3,093,000
After ten years	17,249,599	18,133,000
	24,240,812	25,310,000
Investment securities not due at a single maturity date:
Mortgage-backed securities	26,960,385	27,691,000
	$51,201,197	$53,001,000

At December 31, 2012, investment securities with a fair value of $45,136,000 were pledged to secure either public deposits or borrowing arrangements. At December 31, 2011, investment securities with a fair value of $38,367,000 were pledged to secure either public deposits or borrowing arrangements.

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Outstanding loans are summarized below:

	December 31,
	2012	2011

Commercial	$41,270,395	$39,379,268
Real estate – mortgage	170,868,701	165,685,966
Real estate - construction	15,521,971	19,499,158
Agricultural	3,700,775	3,730,466
Consumer and other	1,508,824	2,051,455
	232,870,666	230,346,313

Deferred loan fees, net	(417,743)	(345,685)
Allowance for loan and lease losses	(5,192,436)	(5,468,758)
	$227,260,487	$224,531,870

Certain loans were pledged to secure borrowing arrangements (see Note 8).

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Salaries and employee benefits totaling $480,002, $518,630 and $495,765 have been deferred as loan origination costs during the years ended December 31, 2012, 2011 and 2010, respectively.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2012	2011	2010

Balance, beginning of year	$5,468,758	$6,698,952	$6,231,065
Provision for loan losses	—	600,000	2,050,000
Losses charged to allowance	(419,400)	(1,953,028)	(1,592,753)
Recoveries	143,078	122,834	10,640

Balance, end of year	$5,192,436	$5,468,758	$6,698,952

The following table shows the allocation of the allowance for loan losses at and for the year ended December 31, 2012 by portfolio segment and by impairment methodology:

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses:
Beginning balance:	$1,561,397	$640,051	$3,149,076	$45,320	$72,914	$5,468,758
Charge-offs	(950)	(85,782)	(233,095)	—	(99,573)	(419,400)
Recoveries	143,078	—	—	—	—	143,078
Provision	1,350,959	(96,511)	(1,474,787)	54,680	165,659	—

Ending balance allocated to portfolio segments	$3,054,484	$457,758	$1,441,194	$100,000	$139,000	$5,192,436

Individually evaluated for impairment	$311,938	$74,758	$204,194	$—	$—	$590,890

Collectively evaluated for impairment	$2,742,546	$383,000	$1,237,000	$100,000	$139,000	$4,601,546
Total	$3,054,484	$457,758	$1,441,194	$100,000	$139,000	$5,192,436

Loans

Individually evaluated for impairment	$1,937,986	$4,798,330	$1,245,176	$—	$—	$7,981,492

Collectively evaluated for impairment	$39,332,409	$166,070,371	$14,276,795	$3,700,775	$1,508,824	$224,889,174

Total	$41,270,395	$170,868,701	$15,521,971	$3,700,775	$1,508,824	$232,870,666

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table shows the allocation of the allowance for loan and lease losses at and for the year ended December 31, 2011 by portfolio segment and by impairment methodology:

		Real	Real		Consumer
		Estate -	Estate -		And
	Commercial	Mortgage	Construction	Agricultural	Other	Total

Allowance for Credit Losses:
Beginning balance:	$2,641,106	$608,792	$3,327,863	$40,409	$80,782	$6,698,952
Charge-offs	(1,602,820)	(158,008)	(192,000)	—	(200)	(1,953,028)
Recoveries	22,642	99,992	—	—	200	122,834
Provision	500,469	89,275	13,213	4,911	(7,868)	600,000

Ending balance to portfolio segments	$1,561,397	$640,051	$3,149,076	$45,320	$72,914	$5,468,758

Individually evaluated for impairment	$230,074	$169,013	$129,260	$—	$—	$528,347

Collectively evaluated for impairment	$1,331,323	$471,038	$3,019,816	$45,320	$72,914	$4,940,411

Total	$1,561,397	$640,051	$3,149,076	$45,320	$72,914	$5,468,758

Loans

Individually evaluated for impairment	$2,021,574	$6,086,817	$2,702,100	$—	$—	$10,810,491

Collectively evaluated for impairment	$37,357,694	$159,599,149	$16,797,058	$3,730,466	$2,051,455	$219,535,822

Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

The following table shows the loan portfolio allocated by management's internal risk ratings at December 31, 2012:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
		Real Estate -	Real Estate -		Consumer
	Commercial	Mortgage	Construction	Agriculture	and Other	Total
Grade:

Pass	$33,315,334	$150,878,151	$8,547,518	$3,700,775	$1,371,661	$197,813,439
Watch	3,979,161	3,487,178	3,499,641	—	137,163	11,103,143
Special Mention	1,743,144	4,325,993	1,524,361	—	—	7,593,498
Substandard	2,232,756	12,177,379	1,950,451	—	—	16,360,586
Doubtful	—	—	—	—	—	—
Total	$41,270,395	$170,868,701	$15,521,971	$3,700,775	$1,508,824	$232,870,666

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table shows the loan portfolio allocated by management's internal risk ratings at December 31, 2011:

	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
	Commercial	Real Estate - Mortgage	Real Estate - Construction	Agriculture	Consumer and Other	Total

Grade:

Pass	$30,098,949	$140,475,243	$7,585,992	$3,730,466	$1,905,542	$183,796,192
Watch	713,005	479,319	8,107,973	—	145,913	9,446,210
Special Mention	5,335,791	7,486,780	1,381,626	—	—	14,204,197
Substandard	3,231,523	17,244,624	2,423,567	—	—	22,899,714
Doubtful	—	—	—	—	—	—
Total	$39,379,268	$165,685,966	$19,499,158	$3,730,466	$2,051,455	$230,346,313

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2012:

	30-89 Days Past Due	90 Days And Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial and industrial	$—	$—	$911,563	$911,563	$19,366,025	$20,277,588
Commercial lines	—	—	—	—	19,154,594	19,154,594
Commercial guaranteed	—	—	—	—	1,838,213	1,838,213
Real Estate-Mortgage:
Mortgage 1-4 family	200,000	—	—	200,000	7,971,764	8,171,764
Real estate		—	2,994,306	2,994,306	151,425,429	154,419,735
Real estate - Ag	—	—	—	—	5,045,016	5,045,016
Home equity loans	—	—	—	—	3,232,186	3,232,186
Real Estate-Construction:
Construction	—	—	—	—	10,233,738	10,233,738
Construction 1-4 family	—	—	—	—	1,858,435	1,858,435
Construction loan others	—	—	516,180	516,180	2,913,618	3,429,798
Agricultural:
Agricultural	—	—	—	—	3,371,451	3,371,451
Agricultural capital assets	—	—	—	—	329,324	329,324
Consumer:
Auto	—	—	—	—	108,477	108,477
Consumer	—	—	—	—	133,653	133,653
Other	—	—	—	—	1,266,694	1,266,694
Total	$200,000	$—	$4,422,049	$4,622,049	$228,248,617	$232,870,666

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2011:

	30-89 Days Past Due	90 Days and Still Accruing	Nonaccrual	Total Past Due	Current	Total

Commercial:
Commercial and industrial	$121,350	$—	$1,005,338	$1,126,688	$18,370,667	$19,497,355
Commercial lines	—	—	—	—	17,900,083	17,900,083
Commercial guaranteed	—	—	—	—	1,981,830	1,981,830
Real Estate-Mortgage:
Mortgage 1-4 family	200,000	—	—	200,000	10,062,785	10,262,785
Real estate	218,970	—	2,806,287	3,025,256	145,824,876	148,850,132
Real estate - Ag	—	—	—	—	2,889,375	2,889,375
Home equity loans	—	—	—	—	3,683,674	3,683,374
Real Estate-Construction:
Construction	—	—	—	—	13,323,442	13,323,442
Construction 1-4 family	—	—	556,172	556,172	1,735,736	2,291,908
Construction loan others	—	—	1,278,332	1,278,332	2,605,476	3,883,808
Agricultural:
Agricultural	—	—	—	—	3,221,108	3,221,108
Agricultural capital assets	—	—	—	—	509,358	509,358
Consumer:
Auto	—	—	—	—	103,046	103,046
Consumer	9,112	—	—	9,112	347,664	356,776
Other	—	—	—	—	1,591,633	1,591,633
Total	$549,432	$—	$5,646,129	$6,195,560	$224,150,753	$230,346,313

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	LOANS AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table shows information related to impaired loans at December 31, 2012:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$861,783	$934,806	$—
Real estate – mortgage	3,580,058	5,282,215	—
Real estate - construction	516,180	586,845	—
Agriculture	—	—	—
Consumer	—	—	—

With an allowance recorded:
Commercial	$1,076,203	$1,085,851	$311,938
Real estate – mortgage	1,218,272	1,218,272	74,758
Real estate – construction	728,996	1,797,997	204,194
Agriculture	—	—	—
Consumer	—	—	—

Total:
Commercial	$1,937,986	$2,020,657	$311,938
Real estate – mortgage	4,798,330	6,500,487	74,758
Real estate – construction	1,245,176	2,384,842	204,194
Agriculture	—	—	—
Consumer	—	—	—

The following table shows information related to impaired loans at December 31, 2011:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$1,542,086	$1,542,086	$—
Real estate - mortgage	5,390,510	6,708,381	—
Real estate - construction	2,473,029	3,832,712	—
Agriculture	—	—	—
Consumer and other	—	—	—

With an allowance recorded:
Commercial	$479,488	$482,274	$230,074
Real estate – mortgage	696,307	722,848	169,013
Real estate – construction	229,071	229,071	129,260
Agriculture	—	—	—
Consumer and other	—	—	—

Total:
Commercial	$2,021,574	$2,024,360	$230,074
Real estate – mortgage	6,086,817	7,431,229	169,013
Real estate – construction	2,702,100	4,061,783	129,260
Agriculture	—	—	—
Consumer and other	—	—	—

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following tables show information related to impaired loans for the year ended December 31, 2012:

	For the year ended December 31, 2012		For the year ended December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$936,408	$1,382	$1,800,980	$148,062
Real estate – mortgage	5,371,495	61,045	6,766,248	190,869
Real estate – construction	840,847	129,389	3,836,729	103,874
Agriculture	—	—	—	—
Consumer and other	—	—	—	—

With an allowance recorded:
Commercial	$1,095,016	$63,278	$517,255	$33,544
Real estate – mortgage	1,230,534	78,965	733,200	24,814
Real estate – construction	1,904,451	104,100	231,745	11,702
Agriculture	—	—	—	—
Consumer and other	—	—	—	—

Total: (Impaired Loans only)
Commercial	$2,031,424	$64,660	$2,318,235	$181,606
Real estate – mortgage	6,602,029	140,010	7,499,448	215,683
Real estate – construction	2,745,298	233,489	4,068,474	115,576
Agriculture	—	—	—	—
Consumer and other	—	—	—	—

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

Troubled Debt Restructurings

The modifications and concessions granted to troubled debt restructures generally consist of 6 to 12 months’ deferral of principal payments or an interest rate reduction or a lengthened amortization, or a combination thereof. Of the thirteen loans identified as troubled debt restructures at December 31, 2012, six were granted deferral of principal payments, six had interest rate reductions and lengthened amortization and one had deferral of principal payment and a rate reduction. When a loan becomes a troubled debt restructure, it is normally placed in nonaccrual status until it is evident that the borrower will perform at the modified terms. The Company’s policy is to require satisfactory payments for a six month period before the loan will be considered for reinstatement to accrual status. The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Management identifies the early onset of borrower financial difficulties via the utilization of various indicators. Chief of these indicators would simply be the review of the borrower’s repayment pattern. When repayment patterns begin to exhibit practices that are less than what is allowed within the contractual allowance, an indication of early difficulties emerges. If this pattern continues, the Bank will document collection efforts via on-site visits to the borrower’s premises whereby providing further, observable input into the borrower’s financial condition. Furthermore, the Bank makes a consistent practice to require the submission of periodic interim and annual financial information of the borrowers, guarantors and co-signors. This information is obtained to determine the borrower’s historical debt serviceability and to make judgments’ concerning future repayment. Should financial information be denied, the Bank will utilize various options to encourage compliance. If the financial information and repayment practices with other lenders. remains uncollectable, the Bank will utilize the review of updated credit reports to determine debt levels

A summary of loan modifications that meet the definition of troubled debt restructurings and   the related reserves as of December 31, 2012 and December 31, 2011 is set forth below:

	December 31, 2012			December 31, 2011
	No. of Loans	Amount	Specific loan loss reserves	No. of Loans	Amount	Specific loan loss reserves

Nonperforming Loans	7	$2,913,257	$59,765	5	$2,031,624	85,528
Performing Loans	6	1,676,136	425,632	6	1,809,850	273,806

Total troubled debt restructured loans	13	$4,859,394	$485,397	11	$3,841,474	$359,334

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table presents loans by class modified as troubled debt restructuring that occurred during the year ended December 31, 2012 and 2011:

Modifications
During the Twelve
Months ended
December 31, 2012

		Pre- Modification	Post- Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	1	$851,799	$851,799
Real Estate - Mortgage	1	411,822	411,822
Real Estate-Construction	1	426,225	426,225

Modifications
During the Twelve
Months ended
December 31, 2011

		Pre- Modification	Post- Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments

Troubled Debt Restructuring:
Commercial	5	$630,746	$630,746
Real Estate - Mortgage	3	1,786,960	1,786,960
Real Estate-Construction	3	1,423,769	1,423,769

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no troubled debt restructuring that had a payment default during the year ended December 31, 2012.

The Bank has granted concessions on loans that do not meet the definition of a troubled debt restructure. The loan terms were modified due to competitive pressures. The customers involved were highly creditworthy and were determined by management to be likely and able to move their business to a competing financial institution if their loan terms were not modified.

The Company does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Foregone interest on nonaccrual loans totaled $566,550, $522,896, and $1,153,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

	2012	2011

Furniture and equipment	$3,396,177	$3,301,573
Premises	6,133,018	6,115,354
Leasehold improvements	207,342	207,342
Land	1,464,723	1,461,379
	11,201,260	11,085,648

Less accumulated
depreciation and amortization	(3,206,188)	(2,917,672)
	$7,995,072	$8,167,976

Depreciation and amortization included in occupancy and equipment expense totaled $550,818, $550,630 and $512,359 for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,

	2012	2011

Savings	$13,911,065	$11,859,911
Money market	70,668,760	67,012,464
NOW accounts	43,239,297	37,500,377
Time, $100,000 or more	47,194,692	50,175,566
Other time	19,570,069	20,875,945

	$194,583,883	$187,424,263

Aggregate annual maturities of time deposits are as follows:

Year Ending
December 31,

2013	$63,124,162
2014	3,575,658
2015	—
2016	64,941

$66,764,761

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	INTEREST-BEARING DEPOSITS (continued)

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,

	2012	2011	2010

Savings	$26,631	$28,290	$24,718
Money market	317,602	369,172	473,263
NOW accounts	137,746	150,354	210,841
Time $100,000 or more	340,805	485,014	735,741
Brokered time, $100,000 or more	—	208,591	559,056
Other time	138,999	192,722	340,001

	$961,783	$1,434,143	$2,343,620

At December 31, 2012, the contractual maturities of time deposits with a denomination of $100,000 and over were as follows: $15,844,177 in 3 months or less, $12,367,424 over 3 months through 6 months, $16,232,490 over 6 months through 12 months, and $2,750,601 over 12 months.

Deposit overdrafts reclassified as loan balances were $60,126 and $42,215 at December 31, 2012 and 2011, respectively.

8.	BORROWING ARRANGEMENTS

Lines of Credit

The Bank had an unsecured line of credit with one correspondent bank in the amount of $10,000,000 at December 31, 2012 and at December 31, 2011. There were no borrowings outstanding under this borrowing arrangement as of December 31, 2012 and 2011.

Federal Home Loan Bank Advances and Term Borrowings

At December 31, 2012 and 2011 the Bank could borrow up to $60,106,000 or 66% and $49,021,000 or 49% of pledged real estate mortgage loans, respectively, from the Federal Home Loan Bank of San Francisco (FHLB). As of December 31, 2012 and 2011 the Bank did not have any investment securities pledged to secure FHLB borrowings. As of December 31, 2012 and 2011, the Bank had pledged loans with total carrying values of $93,105,000 and $88,537,000, respectively. At December 31, 2011 borrowings were comprised of $1 million of term borrowing fixed rate debt with an interest rate of 6.02% maturing on January 2, 2012. At December 31, 2012 there were no term borrowings.

Federal Reserve Discount Window Borrowing Arrangement

At December 31, 2012 the Bank could borrow up to 60% of pledged commercial loans from the Federal Reserve Bank of San Francisco under the discount window borrowing program. As of December 31, 2012, the Bank had pledged loans with total carrying values of $89,077,000 to achieve a credit line of $55,778,332. There were no borrowings with the Federal Reserve Bank of San Francisco at December 31, 2012 or 2011.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Valley Commerce Trust I is a Delaware business trust formed by the Company with capital of $93,000 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. Valley Commerce Trust I (the "Trust") has issued 3,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $3,000,000. The entire proceeds of the issuance were invested by the Trust in $3,093,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on April 7, 2033, bear a current interest rate of 3.82% (based on 3-month LIBOR plus 3.30%), with repricing and payments due quarterly.

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

Holders of the Trust Preferred Securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 4.59%. For each successive period beginning on January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.30%. As of December 31, 2012, the rate was 3.82%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debentures. The Trust Preferred Securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred Securities.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its Fresno branch under a noncancelable operating lease which expires in September 2017. Future minimum lease payments, are as follows:

Year Ending
December 31,

2013	$114,488
2014	114,488
2015	114,488
2016	114,488
2017	85,868

$543,820

Rental expense included in occupancy and equipment expense totaled $102,105, $102,105, and $140,438 for the years ended December 31, 2012, 2011 and 2010, respectively.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The Bank’s vault cash fulfilled its reserve requirement at December 31, 2012.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2012	2011

Commitments to extend credit	$26,538,768	$31,769,844
Standby letters of credit	$485,000	$475,000

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

Standby letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and, accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The fair value of the liability related to the Company’s stand-by-letters of credit, which represents the fees received for issuing the guarantee, was not considered significant at December 31, 2012 or 2011. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2012, consumer loan commitments represent approximately 10% of total commitments and are generally unsecured. Commercial loan commitments represent approximately 49% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments represent the remaining 41% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.

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

Dividend Restrictions

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, .

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2012, the maximum amount available for dividend distribution under this restriction was approximately $7.6 million. In addition, the Company's ability to pay dividends is subject to certain covenants contained in the indentures relating to the Trust Preferred Securities issued by the business trust (see Note 9).

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Earnings Per Common Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2012, 2011 and 2010 is as follows:

		Less	Net	Weighted
		Preferred	Income	Average Per
		Stock	Available to	Number of	Common
	Net	Dividends	Common	Shares	Share
	Income	And Accretion	Shareholders	Outstanding	Amount
December 31, 2012

Basic earnings per common share	$3,232,906	$(93,209)	$3,139,697	2,788,018	$1.13

Effect of dilutive stock options				9,817

Diluted earnings per common share	$3,232,906	$(93,209)	$3,139,697	2,797,835	$1.12

December 31, 2011

Basic earnings per common share	$3,103,979	$(417,344)	$2,686,635	2,768,114	$0.97

Effect of dilutive stock options
				4,657
Diluted earnings per common share	$3,103,979	$(417,344)	$2,686,635	2,772,771	$0.97

December 31, 2010

Basic earnings per common share	$2,162,968	$(420,817)	$1,742,151	2,698,200	$0.65

Effect of dilutive stock options
				6,870
Diluted earnings per common share	$2,162,968	$(420,817)	$1,742,151	2,705,070	$0.65

Shares of common stock issuable under stock options for which the exercise prices are greater than the average market prices are not included in the computation of diluted earnings per share due to their anti-dilutive effect. There were 157,253, 108,909 and 99,867 options excluded from the computation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation

The Company has one active share based compensation plan. The purpose of the plan is to promote the long-term success of the Company and the creation of shareholder value. The Board of Directors also believes that the availability of stock options and other forms of stock awards will be a key factor in the ability of the Company to attract and retain qualified individuals. On May 15, 2007, the Company’s shareholders approved the Valley Commerce Bancorp 2007 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for awards of stock options, restricted stock awards, qualified performance based awards and stock grants. Under the Incentive Plan 183,695 shares of common stock are reserved for future grant and issuance, respectively, to employees and directors under incentive and nonstatutory agreements. No more options will be granted from the Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan.

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

During the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $274,116, $98,946, and $37,060, respectively. As a result of recognizing the compensation expense, the Company’s net income was reduced by $214,477, $75,746, and $36,395, for years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $274,680 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Incentive and Stock Options Plans described more fully in Note 11. That cost is expected to be recognized over a weighted average period of 1.1 years.

During the twelve months ended December 31, 2011, the Company awarded 2,927 shares of restricted stock. The restricted stock will vest in two-years from the date of grant. There was no restricted stock awards during 2012 or 2010.

During the twelve months ended December 31, 2012, there were 26,461 incentive stock options and 65,500 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $8.64 per option. There were 2,100 incentive stock options and 8,400 non-qualified stock options granted to the Company’s officers and directors, respectively, at a price of $7.81 per option during the twelve months ended December 31, 2011. There were no options granted during 2010.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

The fair value of each incentive and non-qualified stock option award granted is estimated on the grant date using the Black-Scholes option pricing model. Fair value of the stock options issued during the year ended December 31, 2012 and 2011 is based on the weighted-average assumptions shown in the table below.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2012	December 31, 2011

Dividend yield	$0.01	N/A
Expected option life	9.29 years	8.83 years
Expected volatility	50.5%	46.9%
Risk-free interest rate	0.82%	1.23%
Weighted average
fair value of options granted	$4.88	$5.02

The expected life of awards granted represents the period of time that awards are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time grant.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

A summary of the activity within the Plans follows:

	For the Years Ended December 31, 2012, 2011 and 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Incentive:
Options outstanding at January 1, 2010	78,076	$10.36
Options granted	—	—
Options transferred to nonstatutory	(13,443)	9.04
Options exercised	—	—
Options cancelled	(3,992)	12.20
Options outstanding at December 31, 2010	60,641	9.88
Options granted	2,100	7.81
Options exercised	(13,294)	5.87
Options cancelled	(3,816)	7.89
Options outstanding at December 31, 2011	45,631	11.12
Options granted	26,461	8.68
Options exercised	(5,276)	6.47
Options cancelled	—	—
Options outstanding at December 31, 2012	66,816	$10.52	6.28 years	$53,074	(1)
Options vested or expected to vest at December 31, 2012	54,777	$11.18	5.15 years	$45,465	(1)
Options exercisable at December 31, 2012	50,716	$11.13	5.34 years	$24,899	(1)

Nonstatutory:
Options outstanding at January 1, 2010	92,362	$8.67
Options granted	—	—
Options transferred from ISO	13,443	9.04
Options exercised	(23,271)	5.37
Options cancelled	(15,731)	6.05
Options outstanding at December 31, 2010	66,803	10.50
Options granted	8,400	7.81
Options exercised	(6,649)	5.87
Options cancelled	—	—
Options outstanding at December 31, 2011	68,554	10.62
Options granted	65,500	8.63
Options exercised	(25,167)	8.75
Options cancelled	—	—
Options outstanding at December 31, 2012	108,887	$9.85	6.90 years	$136,339	(2)
Options vested or expected to vest at December 31, 2012	99,941	$10.04	4.53 years	$82,951	(2)
Options exercisable at December 31, 2012	71,759	$10.50	5.69 years	$871,415	(2)

(1)	32,519 options are excluded from intrinsic value because they are not in the money.
(2)	25,943 options are excluded from intrinsic value because they are not in the money.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Stock-Based Compensation (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2012. There were 30,443, 19,943 and 22,163 options exercised during the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $67,665, $19,175 and $54,520, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $230,654, $88,127 and $56,163, respectively.

Cash received from option exercise for the years ended December 31, 2012, 2011, and 2010 was $254,325, $117,000 and $125,000, respectively. The total tax benefit of the options exercised in 2012, 2011, and 2010 was $17,924, $0 and $21,808, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2012 and 2011.

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

	December 31,

	2012		2011

	Amount	Ratio	Amount	Ratio

Leverage Ratio

Valley Commerce Bancorp and Subsidiary	$39,844,000	11.3%	$44,691,000	13.1%
Minimum regulatory requirement	$14,102,000	4.0%	$13,626,000	4.0%

Valley Business Bank	$39,509,000	11.2%	$44,648,000	13.1%
Minimum requirement for “Well-Capitalized”
institution	$17,627,000	5.0%	$17,032,000	5.0%
Minimum regulatory requirement	$14,095,000	4.0%	$13,621,000	4.0%

Tier 1 Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$39,844,000	15.6%	$44,691,000	17.6%
Minimum regulatory requirement	$10,222,000	4.0%	$10,145,000	4.0%

Valley Business Bank	$39,509,000	15.5%	$44,648,000	17.6%
Minimum requirement for “Well-Capitalized”
institution	$15,324,000	6.0%	$15,214,000	6.0%
Minimum regulatory requirement	$10,216,000	4.0%	$10,142,000	4.0%

Total Risk-Based Capital Ratio

Valley Commerce Bancorp and Subsidiary	$43,064,000	16.9%	$45,060,000	18.9%
Minimum regulatory requirement	$20,444,000	8.0%	$20,290,000	8.0%

Valley Business Bank	$42,727,000	16.8%	$44,931,000	18.9%
Minimum requirement for “Well-Capitalized”
institution	$25,541,000	10.0%	$25,356,000	10.0%
Minimum regulatory requirement	$20,432,000	8.0%	$20,285,000	8.0%

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SHAREHOLDERS' EQUITY (Continued)

Preferred Stock

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

Stock Repurchase

On May 22, 2012, the Company’s Board of Directors authorized a Common Stock repurchase plan. The plan provides for the repurchase of up to $3,000,000 of the Company’s Common Stock. The number, price and timing of the repurchase is at the Company’s sole discretion. The stock repurchase plan will expire on May 22, 2013. There were no shares repurchased during the year ended December 31, 2012.

Stock Dividends

On May 24, 2011 the Board of Directors declared a 5% stock dividend payable on June 28, 2011, respectively, to shareholders of record on June 14, 2011. There was no stock dividend in 2012. All per share and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock dividend.

Cash Dividends

On May 22, 2012 the Board of Directors declared a $0.04 cash dividend payable on June 28, 2012 for all shareholders of record on June 17, 2012 and on August 21, 2012 the Board of Directors declared a $0.04 cash dividend payable on September 27, 2012 for all shareholders of record on September 6, 2012. On November 20, 2012 the Board of Directors declared a $0.08 cash dividend payable on December 27, 2012 for all shareholders of record on December 6, 2012.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,

	2012	2011	2010

Data processing	$640,195	$631,995	$631,596
Assessment and insurance	301,270	532,553	711,565
Professional and legal	432,521	449,157	412,688
Operations	348,760	350,589	339,754
Telephone and postal	222,406	233,318	234,139
Promotional	241,668	280,209	229,451
Supplies	179,810	205,590	193,515
Other expenses	544,579	539,928	443,331

Total	$2,911,209	$3,223,339	$3,196,039

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Federal	State	Total
2012

Current	$1,200,000	$183,000	$1,383,000
Deferred	7,000	(19,000)	(12,000)
Provision for income taxes	$1,207,000	$164,000	$1,371,000

2011

Current	$155,000	$156,000	$311,000
Deferred	960,000	306,000	1,266,000
Provision for income taxes	$1,115,000	$462,000	$1,577,000

2010

Current	$992,000	$399,000	$1,391,000
Deferred	(342,000)	(106,000)	(448,000)
Provision for income taxes	$650,000	$293,000	$943,000

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2012	2011

Deferred tax assets:
Allowance for loan losses	$1,753,000	$1,870,000
Deferred compensation	1,183,000	986,000
Intangible assets	2,000	20,000
Other	18,000	—

Total deferred tax assets	2,956,000	2,876,000

Deferred tax liabilities:
Loan costs	(304,000)	(307,000)
Premises and equipment	(383,000)	(302,000)
Unrealized gain on available-for-sale
investment securities	(741,000)	(570,000)
Future liability of state tax benefit	(116,000)	(97,000)
Other	—	(29,000)

Total deferred tax liabilities	(1,544,000)	(1,305,000)

Net deferred tax assets	$1,412,000	$1,571,000

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

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income (loss) before income taxes. The items comprising these differences consisted of the following:

	Year Ended December 31,

	2012		2011		2010

	Rate		Rate		Rate
Federal income tax, at statutory rate	34.0%		34.0%		34.0%
State franchise tax, net of Federal tax effect	4.0%		7.2%		7.2%
Interest on obligations of states and political
subdivisions	(5.9%	)	(5.7%	)	(7.7%	)
Net increase in cash surrender value of
bank-owned life insurance	(2.2%	)	(1.9%	)	(3.0%	)
Other	(0.1%	)	0.1%		(0.1%	)

Total income tax expense	29.8%		33.7%		30.4%

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES (Continued)

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities. With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2009, and by state and local taxing authorities for years ended before December 31, 2008.

The unrecognized tax benefits and the interest and penalties accrued by the Company as of December 31, 2012 and 2011 were not significant.

14.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2012:

Balance, January 1, 2012	$7,900,804

Disbursements	2,582,591
Amounts repaid	(5,182,263)

Balance, December 31, 2012	$5,301,132

Undisbursed commitments to related
parties, December 31, 2012	$296,758

15.	EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

The Company adopted the Valley Business Bank 401(k) Profit Sharing Plan, effective January 1, 1997. All employees that work 30 or more hours per week with more than 3 months of service are eligible to participate in the plan. Eligible employees may elect to make tax deferred contributions of their salary up to the maximum amount allowed by law. From April 1, 2006 to February 27, 2009, the Company matched 70% of the employees’ contributions, applicable to contributions of up to 6% of the employees’ annual salary. From February 28, 2009 to December 31, 2011 the Company matched 50% of the employees’ contributions, applicable to contributions of up to 6% of the employees annual salary. Company contributions vest at a rate of 20% annually. Beginning January 1, 2012, the Company made a Safe Harbor matching contribution equal to 100% of the employees elective deferral that does not exceed 1% compensation plus 50% of employees elective deferral between 1% to 6% of compensation. This Safe Harbor matching contribution is subject to a vesting schedule. After two years of service, an employee is 100% vested in the safe harbor match. For less than two years of service an employee is 0% vested in the Safe Harbor match. Bank contributions for the years ended December 31, 2012, 2011, and 2010 totaled $109,605, $75,325 and $70,066, respectively.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	EMPLOYEE BENEFIT PLANS (Continued)

Salary Continuation and Retirement Plans

Salary continuation plans are in place for three executives. Under these plans, the executives will receive monthly payments after retirement until death. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the lives of the executives. In addition, the estimated present value of these future benefits, including the monthly payments and insurance premium costs, is accrued over the period from the effective dates of the plans until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2012, 2011, and 2010 totaled $467,507, $193,392 and $125,587, respectively. Income earned on these policies, net of expenses, totaled $180,545, $141,505 and $145,367 for the years ended December 31, 2012, 2011 and 2010, respectively. Accrued compensation payable under the salary continuation plan totaled $2,638,381, $2,161,790 and $2,035,483 at December 31, 2012, 2011 and 2010, respectively.

In connection with these agreements, and non-executive officer retirement plans offering limited benefits, the Bank purchased single premium life insurance policies with cash surrender values totaling $7,992,697, $7,693,480, and $6,627,060 at December 31, 2012, 2011, and 2010, respectively. Income earned on these policies, net of expenses, totaled $327,973, $292,427 and $272,189 for the years ended December 31, 2012, 2011 and 2010, respectively. Income earned on these policies is not subject to Federal and state income tax.

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS

Cash and due from banks	$16,903	$136,099
Investment in bank subsidiary	40,568,271	45,462,209
Other assets	513,727	213,094

Total assets	$41,098,901	$45,811,402

LIABILITIES AND
SHAREHOLDERS’ EQUITY

Other liabilities	$102,735	$212,990
Junior subordinated debentures due to subsidiary grantor trust	3,093,000	3,093,000

Total liabilities	3,195,735	3,305,990

Shareholders’ equity:
Preferred stock	—	7,898,800
Common stock	28,080,655	27,534,291
Retained earnings	8,763,327	6,257,800
Accumulated other comprehensive income, net of taxes	1,059,184	814,521

Total shareholders’ equity	37,903,166	42,505,412

Total liabilities and shareholders’ equity	$41,098,901	$45,811,402

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Income:
Dividends declared by bank subsidiary	$8,985,000	$600,000	$740,000
Earnings from investment in Valley Commerce
Trust 1	3,553	3,400	3,435
Total income	8,988,553	603,400	743,435

Expenses:
Interest on junior subordinated deferrable interest debentures	118,212	113,091	114,236
Other expenses	709,091	623,196	502,558

Total expenses	827,303	736,287	616,794

Income (loss) before equity in undistributed
income (loss) of subsidiary	8,161,250	(132,887)	126,641

(Excess distributions from) undistributed
equity in income from subsidiary	(5,209,344)	2,931,866	1,789,327

Income before income taxes	2,951,906	2,798,979	1,915,968

Income tax benefit	281,000	306,000	247,000

Net income	$3,232,906	$3,103,979	$2,162,968

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	PARENT ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from operating activities:
Net income	$3,232,906	$3,103,979	$2,162,968
Adjustments to reconcile net income to net cash
provided by operating activities:
Excess distributions from (undistributed equity
in) income of subsidiary	5,209,344	(2,931,866)	(1,789,327)
Stock-based compensation expense	203,372	46,056	8,566
Tax benefits on stock-based compensation	(17,924)	—	(21,808)
(Increase) decrease in other assets	(182,709)	(3,560)	5,530
(Decrease) increase in other liabilities	(110,255)	84,542	(5,170)

Net cash provided by operating activities	8,234,734	299,151	360,759

Cash flows from financing activities:

Redemption of preferred stock	(8,085,000)	—	—
Cash paid for fractional shares	—	(2,529)	—
Proceeds from the exercise of stock options	254,325	117,000	125,000
Tax benefits from stock-based compensation	17,924	—	21,808
Cash dividend paid on common stock	(447,970)	—	—
Cash dividends paid on preferred stock	(93,209)	(417,344)	(420,818)

Net cash used in financing activities	(8,353,930)	(302,873)	(274,010)

(Decrease) increase in cash and cash equivalents	(119,196)	(3,722)	86,749

Cash and cash equivalents at beginning of year	136,099	139,821	53,072

Cash and cash equivalents at end of year	$16,903	$136,099	$139,821

Table of Contents VALLEY COMMERCE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	QUARTERLY FINANCIAL DATA (unaudited)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted

2012

First quarter	$3,734,186	$3,450,718	$858,839	$0.28	$0.28
Second quarter	3,665,803	3,387,316	892,415	0.32	0.32
Third quarter	3,628,458	3,362,845	839,352	0.30	0.30
Fourth quarter	3,658,592	3,405,992	642,300	0.23	0.23

2011

First quarter	$3,892,654	$3,435,440	$624,964	$0.20	$0.20
Second quarter	3,868,939	3,427,015	859,282	0.27	0.27
Third quarter	4,007,263	3,557,996	826,339	0.26	0.26
Fourth quarter	3,874,220	3,556,779	793,394	0.25	0.25

ITEM 9 – CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no information required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Exchange Act, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Valley Commerce Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2012, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 of the Exchange Act. Based upon that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2012, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There is no information required to be disclosed under this Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors of the Company

Set forth below is certain information with respect to the directors of the Company.

Name	Age	Position With Company	Director Since	Principal Occupation, Business Experience During Past Five Years and Other Information
Walter A. Dwelle	67	Chairman and Director	1996[1]	General Partner and Manager of Flyers Energy, LLC, an oil marketing and convenience store operator, since 1988.
				The Board nominated Mr. Dwelle based on his leadership abilities, long term ties to the local business community, and his broad business experience. These attributes contribute to his effectiveness as the Chairman of the Board’s Executive Committee, and member of many of the Board’s committees. As a founding director, he has acquired extensive banking knowledge and experience serving through varying economic climates, and leading the Company’s strategic planning efforts.
Donald A. Gilles	69	Director	1996[1]	Retired; Previously President and CEO of Valley Commerce Bancorp and Valley Business Bank from 1996 to June 2010.

The Board nominated Mr. Gilles in recognition of his extensive professional banking knowledge and experience. Mr. Gilles is a career banker with 28 years of executive banking experience in the Company’s primary marketing area, and has strong ties to the Bank’s customer base. As Chairman of the Compliance and Operational Risk Committee and Audit Committee, he enhances the Board’s ability to fulfill key oversight responsibilities.

Mr. Gilles retired as President and CEO effective June 30, 2010.

Name	Age	Position With Company	Director Since	Principal Occupation, Business Experience During Past Five Years and Other Information
Philip R. Hammond, Jr.	65	Director	1999[1]	President of Philip R. Hammond Construction, a commercial property development firm, since 1976; Partner of Tetra Property Management Inc since 1998; and Partner of Hammond Vineyards since 1995.
				The Board has nominated Mr. Hammond based on his broad business experience and his leadership on key risk management issues as chairman of the Asset/ Liability Committee. His professional engineering background, his extensive experience in the real estate industry, and his knowledge of the local construction market allow him to provide valuable insights to the Board concerning many aspects of the Bank’s construction and real estate lending.
Russell F. Hurley	62	Vice Chairman and Director	1996[1]	Attorney and shareholder with the law firm of Dowling Aaron, Inc since July 2010; prior to that he was an attorney and shareholder with the law firm of Hurley & Laird from 1982 to 2010.
				The Board nominated Mr. Hurley based on his demonstrated leadership as Vice Chairman of the Board, member of the Board’s Executive and Audit Committees, and chairman of the Loan Committee; and for his experience as an attorney. Having served as a director since the Bank’s opening, he has extensive knowledge of the Bank’s operations and has been with the Bank in varying economic climates.
106

Name	Age	Position With Company	Director Since	Principal Occupation, Business Experience During Past Five Years and Other Information
Fred P. LoBue, Jr.	72	Secretary and Director	1996[1]	Chairman of the Board of LoBue Bros., Inc., a commercial orange packing house operation, since 1998; Chief Financial Officer from 1977 to 2010; a retained consultant, since 2010, and a director of LoBue Bros., Inc. since 1982; and, since 1983, President and Chairman of Harvest Container Corp., a manufacturer of corrugated boxes.
				The Board nominated Mr. LoBue based on his corporate business knowledge and his leadership abilities. As a founding director, Corporate Secretary, and member of the Board’s Executive, Audit, and 401K Trustee Committees, he has extensive knowledge of the Bank’s operations and has directed the Bank through varying economic climates. His experience as an agri-business financial officer and direct involvement with significant issues affecting the local economy allows him to provide the Board with valuable insights.
Kenneth H. Macklin	61	Director	2000[1]	Owner and President of H.R. Macklin & Sons, Inc., an agricultural service company involved in the placement of long-term farm loans, appraisals, farm management and real estate brokerage, since 1994; and since 1990 Partner in Vintage Equipment Company, a farm equipment operation and leasing company.
				The Board nominated Mr. Macklin based on his broad background in lending, finance and management, and his leadership as chairman of the Personnel/ Compensation Committee. As owner of a firm providing financial and managerial services to the agricultural industry, he provides significant perspective to the Board on the agricultural real estate industry, and has strong ties to the business community in general.

Name	Age	Position With Company	Director Since	Principal Occupation, Business Experience During Past Five Years and Other Information
Barry R. Smith	67	Director	2006	Ophthalmologist and founding partner of Eye Surgical and Medical Associates, since 1987.
				The Board nominated Dr. Smith based on his general business background as owner of a professional medical practice. He provides the Board with insights into the financial needs of health care businesses and, as a long term provider of medical services to the community, is closely tied to this important segment of the Bank’s customer base.
Allan W. Stone	57	President, CEO and Director	2010

President and CEO of Valley Commerce Bancorp and Valley Business Bank since June 30, 2010. Mr. Stone served the Company as Executive Vice President and Chief Credit Officer from 1998 to 2010, and also served as Chief Operating Officer from 2009 to 2010. Prior to that, he was Senior Vice President and Chief Credit Officer for Bank of Ventura from 1994 to 1998.

The Board nominated Mr. Stone based on his extensive professional banking knowledge and experience and his ability to participate as director on key decisions affecting shareholder value. In addition, the Board believes that including the Company’s President and Chief Executive Officer on the Board assists the Board in keeping abreast of the Company’s operations and management.

[1]	Includes service as a director of Bank of Visalia, the predecessor institution of the Company

There are no family relationships among any of the Company’s executive officers, directors or director nominees.

No director is or during the past ten years was a director of any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of section 15(d) of such Act or of any company registered as an investment company under the Investment Company Act of 1940, as amended.

Executive Officers of the Company

Set forth below is certain information with respect to the executive officers of the Company.

Name	Age	Position	Officer Since
Allan W. Stone	57	President and Chief Executive Officer	1998[1]
Roy O. Estridge	58	EVP and Chief Financial Officer and Chief Operating Officer	2002[1]
William R. Kitchen	57	EVP and Chief Credit Officer	2010
[1]	Includes services as an officer of Valley Business Bank, the predecessor institution of the Company. Prior to becoming President and Chief Executive Officer, Mr. Stone served as the Company’s Executive Vice President and Chief Credit Officer from 1998 to 2010, and also served as Chief Operating Officer from 2009 to 2010.

A brief summary of the background and business experience of the executive officers of the Company who have not previously been described is set forth below:

Roy O. Estridge has served as the Company’s Executive Vice President and Chief Operating Officer and Chief Financial Officer since July 2010. Prior to that he served as the Company’s Executive Vice President and Chief Financial Officer since 2002. Prior to that, he was Vice President and Chief Financial Officer for Valley AgCredit in Visalia, California from 1992 to 2002.

William R. Kitchen joined the Company as Executive Vice President and Chief Credit Officer in March 2010. Prior to that, he was Regional Vice President for Westamerica Bank (successor to County Bank) since 2009, Regional Vice President for County Bank (successor to Stockmen’s Bank) since 2007, and Executive Vice President for Stockmen’s Bank from 1997 to 2007.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% shareholders file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the Section 16(a) forms furnished to the Company during and with respect to the 2012 fiscal year, Mr. Hammond inadvertently failed to timely file one report on Form 4.

Code of Ethics

The Company has a code of ethics for its chief executive officer, chief financial officer and persons performing similar functions as described in the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. A copy of the code of ethics can be obtained, without cost, by writing to the Corporate Secretary, Valley Commerce Bancorp, 701 W. Main Street, Visalia, California 93291.

Audit Committee

The members of the Audit Committee of the Board of Directors are Donald A. Gilles, Committee Chairman, Walter A. Dwelle, Fred P. LoBue, Jr., and Russell F. Hurley. All members of the Audit Committee are deemed independent under the SEC rules. All members of the Audit Committee are deemed independent under the NASDAQ listing standards applicable to audit committee members other than Mr. Gilles who is not considered independent under this standard because he was employed by the Company during the last three years

The Board of Directors has determined that Walter A. Dwelle, and Donald A. Gilles qualify for designation as a financial expert member of the Audit Committee for purposes of the Sarbanes-Oxley Act. Designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933.

The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

The principal duties of the Audit Committee are the following: (i) engage a firm of independent certified public accountants on behalf of the Company; (ii) meet with the independent certified public accountants to review and approve the scope of their audit engagement and the fees related to such work; (iii) meet with the Company’s financial management, internal audit management and independent certified public accountants to review matters relating to internal control over financial reporting, the internal audit program, the Company’s accounting practices and procedures and other matters relating to the financial condition of the Company and its subsidiaries; and (iv) periodically report to the Board any conclusions or recommendations that the Audit Committee may have with respect to such matters. The Audit Committee met four times during 2012.

ITEM 11 - EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Executive Officers of the Company

Set forth below is certain information with respect to the Executive Officers of the Company.

Name	Age	Position	Officer Since
Allan W. Stone	57	President and Chief Executive Officer	1998[1]
Roy O. Estridge	58	EVP and Chief Financial Officer and Chief Operating Officer	2002[1]
William R. Kitchen	57	EVP and Chief Credit Officer	2010
[2]	Includes services as an officer of Bank of Visalia, the predecessor institution of the Company. Prior to becoming President and Chief Executive Officer, Mr. Stone served as the Company’s Executive Vice President and Chief Credit Officer from 1998 to 2010, and also served as Chief Operating Officer from 2009 to 2010.
111

Summary Compensation Table

The following table sets forth information concerning the compensation of the Chief Executive Officer and our two other most highly compensated executive officers during 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Allan W. Stone	2012	$278,751	$23,700	$0	$29,372	0	n/a	$12,540	$344,363
President and Chief Executive Officer	2011	202,761	0	14,997	0	0	n/a	12,418	230,176

Roy O. Estridge	2012	$201,552	$18,960	$0	$27,033	0	n/a	$9,135	$256,680
Executive Vice President and Chief Financial / Operating Officer	2011	192,318	16,483	0	4,078	0	n/a	6,931	219,810

William R. Kitchen	2012	$156,000	$17,775	$0	$9,568	0	n/a	$7,024	$190,367
Executive Vice President And Chief CreditOfficer	2011	150,000	14,443	0	4,078	0	n/a	3,959	172,480

The amounts set forth in this column for 2012 include the following:

	Mr. Stone	Mr. Estridge	Mr. Kitchen
401(k) matching contribution	$8,400	$7,005	$5,460
Membership dues	2,010	—	—
Life Insurance Plans	2,130	2,130	1,564

Total	$12,540	$9,135	$7,024

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the exercisable and unexercisable stock options and stock awards at December 31, 2012 held by the individuals named in the Summary Compensation Table:

	Option Awards					Stock Awards
Name	Number of securities underlying exercisable options (1)		Number of securities underlying unexercisable options (1)	Option exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

Allan W. Stone	1,004	(1)	—	$9.95	02/17/2014	—		—
President and Chief Executive Officer	4,630	(1)	3,590	12.53	12/18/2017	—		—
	1,196	(4)	—	8.60	03/26/2022	—		—
	2,500	(4)	—	8.60	03/26/2022	—		—
	1,000	(2)	—	10.55	10/18/2022	1,877	(3)	$14,997
	1,000	(2)	—	10.39	12/18/2022	—		—

Roy O. Estridge	1,004	(1)	—	$9.95	02/17/2014	—		—
Executive Vice President and Chief	4,630	(1)	—	12.53	12/18/2017	—		—
Financial / Operating Officer	1,050	(2)	—	7.81	01/01/2021	—		—
	1,000	(2)	—	7.00	01/01/2022	—		—
	875	(4)	2,625	8.60	03/26/2022	—		—
	1,000	(2)	—	10.39	12/18/2022	—		—

William R. Kitchen	1,050	(2)	—	$7.81	01/01/2021	—		—
Executive Vice President and	1,000	(2)	—	7.00	01/01/2022	—		—
Chief Credit Officer	1,000	(2)	—	10.39	12/18/2022	—		—

(1)	The incentive options vest 20% annually from grant date in five equal installments on the anniversaries of grant date.

(2)	The incentive options were 100% vested on date of grant.

(3)	Restricted shares vest two years from date of grant.

(4)	The incentive options vest 25% annually from grant date in four equal installments on the anniversaries of grant date.
113

Option Exercises in 2012

The following table presents information regarding stock options exercised by each of the Executive Officers in 2012 and the aggregate dollar amount realized on exercise.

Option Awards
Name	Number of shares acquired on exercise	Value realized on exercise ($) (1)

Allan W. Stone	—	$—
Roy O. Estridge	5,276	22,856
William R. Kitchen	—	—

(1)	The aggregate dollar value realized upon the exercise of an option represents the difference between the market price of the underlying shares on the date of exercise and the exercise price of the option.

Compensation Committee Interlocks and Insider Participation

No member of our Personnel/Compensation Committee serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as members of our Board of Directors or Personnel/Compensation Committee.

Director Compensation

Information concerning the compensation of the Company’s directors is included in Item 13.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Management

The following table sets forth information as of the record date pertaining to beneficial ownership of the Company’s common stock (the sole class of voting stock outstanding) by current directors of the Company, nominees to be elected to the Board of Directors, and all directors and executive officers of the Company as a group. As used throughout this Proxy Statement, the term “Executive Officer” refers to the President and Chief Executive Officer; the Executive Vice President and Chief Credit Officer and the Executive Vice President and Chief Financial Officer / Chief Operating Officer. The information in the following table has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of the Record Date are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

Name and Address of Beneficial Owner[1]	Relationship with Company	Amount and Nature of Beneficial Ownership[2]		Exercisable Options[3]	Percent of Class[2]
Walter A. Dwelle	Chairman and Director	115,685	[4]	7,502	4.10%
Roy O. Estridge	EVP, COO and CFO	14,835		9,559	—	[5]
Donald A. Gilles	Director	50,229		14,294	1.78%
Philip R. Hammond, Jr.	Director	77,599	[6]	7,502	2.75%
Russell F. Hurley	Vice Chairman and Director	54,304	[7]	7,502	1.92%
William R. Kitchen	EVP and CCO	10,200	[8]	3,050	—	[5]
Fred P. LoBue, Jr.	Secretary and Director	76,468	[9]	7,502	2.71%
Kenneth H. Macklin	Director	30,719	[10]	7,502	1.09%
Barry R. Smith	Director	28,459	[11]	16,455	1.01%
Allan W. Stone	President, CEO and Director	18,727	[12]	11,330	—	[5]
All directors and executive officers as a group (10 in number)		477,225		92,198	16.42%

[1]	Except as shown, the address for all persons is c/o Valley Commerce Bancorp, 701 W. Main Street, Visalia California, 93291.
[2]	Includes shares beneficially owned as shown in the “Exercisable Options” column, both directly and indirectly together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted. Listed amounts include stock dividends paid to shareholders in prior years.
[3]	Indicates number of shares subject to options exercisable at April 5, 2013.
[4]	Includes 42,309 shares held in a personal Individual Retirement Account.
[5]	Represents less than one percent of the outstanding shares of the Company’s Common Stock.
[6]	Includes 43,544 shares held by the Philip R. Hammond Construction Company Profit Sharing Plan.
[7]	Includes 25,648 shares held by Milru Ranch Company, of which he is a general partner, and 5,642 shares held in an Individual Retirement Account.
[8]	Includes 970 shares held in an Individual Retirement Account.
[9]	Includes 4,757 shares held in the name of Donna S. LoBue, his wife, and 19,773 shares held in an Individual Retirement Account.
[10]	Includes 12,532 shares held by Vintage Equipment Profit Sharing Plan.
[11]	Includes 505 shares held by the Barry Smith MD Pension Plan and 2,552 shares held by Eye Surgical & Medical Associates FBO Barry Smith.
[12]	Includes 1,275 shares held in an Individual Retirement Account and 1,050 shares of restricted stock which vest on February 15, 2013 and 1,877 shares of restricted stock which vest on August 15, 2013.

Principal Shareholders

No persons are known to management to own directly or indirectly, more than five percent of the Company’s issued and outstanding shares of common stock, except as follows:

Name and address of beneficial owner	Amount of Beneficial Ownership	Percent of Class
The Banc Fund Company, LLC 208 South LaSalle Street Chicago, Illinois 60604	196,782	6.99%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indebtedness of Directors and Management

Some of the Company’s directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank’s business, and the Company expects these persons to have such ordinary banking transactions with the Bank in the future. In the opinion of management of the Company, all loans and commitments to lend included in such transactions were made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and do not involve more than the normal risk of collectibility or present other unfavorable features. While the Company does not have any limits on the aggregate amount it may lend to directors and executive officers as a group, loans to individual directors and officers must comply with the Company’s lending policies and statutory lending limits. In addition, prior approval of the Company’s Board of Directors is required for all such loans.

Transactions With Directors and Management

In 2012 there were no material transactions between the Company and any of the Company’s directors, executive officers, nominees for election as a director, or the immediate family or associates of any of the foregoing persons.

Director Independence

The Board has determined that each of the Company’s directors is an independent director for purpose of the rules of NASDAQ, other than Mr. Stone, who is the Company’s President and Chief Executive Officer, and Mr. Gilles, who served as the Company’s President and Chief Executive Officer until June 2010.

Director Compensation

As the only director on the Company’s Board of Directors who also is an employee, Mr. Stone does not receive any additional compensation for his service as a member of the Company’s Board of Directors. The Company’s non-employee directors each receive an annual retainer fee of $7,500. In addition, each non-employee director also receives between $300 to $500 per meeting, depending on the committee and if they are a committee chairman or member. Total directors fees paid in 2012 were $210,175.

The following table summarizes 2012 compensation for non-employee directors:

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
Walter A. Dwelle	$32,700	$38,263	$70,963
Thomas A. Gaebe (3)	3,075	—	3,075
Donald A. Gilles	33,600	38,263	71,863
Philip R. Hammond, Jr.	29,950	38,263	68,213
Russell F. Hurley	34,250	38,263	72,513
Fred P. LoBue, Jr.	26,300	38,263	64,563
Kenneth H. Macklin	29,200	38,263	67,463
Barry R. Smith	21,100	34,520	55,620
Allan W. Stone	—	55,480	55,480

(1)	All director meeting fees are paid monthly. Total director meeting fees for 2012 were $155,800. The director retainer fees are paid quarterly. Total director retainer fees for 2012 were $54,375.
(2)	Reflects fair market value of equity awards on the grant date determined in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to the Company’s audited financial statements for 2012 included in our annual report on Form 10-K for the year ended December 31, 2012.

(3)	Director Gaebe retired in May 2012.

As of December 31, 2012, the Company had 108,887 non-qualified stock options outstanding to directors of the Company, of which 71,759 were exercisable. All stock options were granted at an exercise price of not less than one hundred percent (100%) of the fair market value of the stock on the date of the grant. All option amounts are adjusted to reflect stock splits and stock dividends.

Each option granted expires no later than ten (10) years from the date the option was granted. The vesting of non-qualified stock options occurs at a rate of 20% at date of grant and 20% per year afterward for a 100% vesting after the completion of four years of service. The non-qualified stock options granted in 2012 and 2011 are either 100% vested or 25% vested on the date of grant.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees Billed During 2012 and 2011

Aggregate fees billed by Crowe Horwath LLP and Perry-Smith LLP to Valley Commerce Bancorp and Valley Business Bank for the years ended 2011 and 2010 are as follows:

	2012	2011
Audit Fees (1)	$187,000	$189,000
Audit-Related Fees (2)	2,000	1,000
Tax Fees (3)	22,000	26,000
All Other Fees (4)	—	4,000
Total	$211,000	$220,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related represent fees for professional services such as technical accounting, consulting and research.
(3)	Tax services consist of compliance fees for the preparation of tax returns and tax payment-planning services. Tax services also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation.
(4)	All other fees consist primarily of consulting services.

PART IV

ITEM 15 - EXHIBITS

Exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY COMMERCE BANCORP
By:	/s/ Allan W. Stone Allan W. Stone President and Chief Executive Officer
By:	/s/ Roy O. Estridge Roy O. Estridge Executive Vice President, Chief Financial Officer and Chief Operating Officer
Date:	March 29, 2013

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

Signature	Title	Date
/s/ Allan W. Stone Allan W. Stone	Director and Chief Executive Officer (Principal Executive Officer)	March 29, 2013
/s/ Roy O. Estridge Roy O. Estridge	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013
/s/ Walter A. Dwelle Walter A. Dwelle	Chairman and Director	March 29, 2013
/s/ Donald A. Gilles Donald A. Gilles	Director	March 29, 2013
/s/ Philip R. Hammond, Jr. Philip R. Hammond, Jr.	Director	March 29, 2013
/s/ Russell F. Hurley Russell F. Hurley	Vice Chairman and Director	March 29, 2013
/s/ Fred P. LoBue, Jr. Fred P. LoBue, Jr.	Secretary and Director	March 29, 2013
/s/ Kenneth H. Macklin Kenneth H. Macklin	Director	March 29, 2013
/s/ Barry R. Smith Barry R. Smith	Director	March 29, 2013

EXHIBIT INDEX

Exhibit	Description of Document
3.1	Articles of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (1)
4.3	Specimen Stock Certificate (2)
4.4	Certificate of Determination of Series A Junior Participating Preferred Stock(7)
4.5	Certificates of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and C (6)
10.1	Valley Commerce Bancorp Amended and Restated 1997 Stock Option Plan (1,3)
10.2	Salary Continuation Agreement with William R. Kitchen (3)
10.3	Executive Supplemental Compensation Agreement with Donald A. Gilles (1,3)
10.4	Executive Supplemental Compensation Agreement with Roy O. Estridge (1,3)
10.5	Executive Supplemental Compensation Agreement with Allan W. Stone (1,3)
10.6	Split Dollar Life Insurance Agreement with William R. Kitchen (3)
10.7	Valley Commerce Bancorp 2007 Equity Incentive Plan (4)
10.8	Indenture between Valley Commerce Bancorp and Wells Fargo Bank National Association as Trustee, Junior Subordinated Debt Securities Due April 7, 2033 (1)
10.9	Junior Subordinated Debt Security Due 2003 of Valley Commerce Bancorp (1)
10.10	Guaranty Agreement of Valley Commerce Bancorp in favor of Wells Fargo Bank National Association as Trustee (1)
10.11	Letter Agreement dated January 30, 2009 by and between Valley Commerce Bancorp, Inc. and the United States Department of the Treasury and Securities Purchase Agreement – Standard Terms attached thereto (6)
10.12	Side Letter Agreement between Valley Commerce Bancorp and the United States Department of the Treasury regarding authorized number of directors and amended Section 2.2 of Valley Commerce Bancorp by-laws (6)
10.13	Specimen form of Incentive Stock Option Agreement under the 2007 Equity Incentive Plan is included as Exhibit 10.7 to the Registrant’s 10-Q for December 31, 2007, which is incorporated by this reference herein.
10.14	Specimen form of Long Term Restricted Share Award Agreement is included as Exhibit 10.1 to the Registrant’s Form 8-K for March 30, 2011, which is incorporated by this reference herein (3)
21	Subsidiaries of the Company (1)
23.2	Consent of Independent Registered Public Accounting Firm dated March 30, 2012 (5)
24	Powers of Attorney (included on signature pages)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, filed September 9, 2004.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2/A, filed October 27, 2004.
(3)	Management contract or compensatory plan or arrangement.
(4)	Incorporated by reference to the Company’s definitive proxy statement for its 2007 annual meeting of shareholders, filed on April 18, 2007.
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on March 27, 2009.
(6)	Incorporated by reference to the exhibits included with the Form 8-K that was filed by the Company on February 5, 2009.
(7)	Incorporated by reference to Exhibit A to the Exhibit 4 included with the Form 8-A that was filed by the Company on July 27, 2006.
122